Form 10QSB
NYER MEDICAL GROUP INC
filed 1996-05-20
CIK 884647

      THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED MAY 15, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION




                               FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                 Quarterly Report under Section 13 or 15(d)
                       of the Securities Act of 1934


                    For the Quarter Ended March 31, 1996


                  Commission File Number         000-20175


                          NYER MEDICAL GROUP, INC.
           (Exact name of registrant as specified in its charter)


                Florida                         01-0469607
   (State or other jurisdiction of           (IRS Employer
    incorporation or organization)            Identification No.)


             1292 Hammond Street, Bangor, Maine          04401
          (Address of principal executive offices)     (Zip Code)


                              (207) 942-5273
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and
(2) has been subject to such filing requirements for the past 90 days.
                     Yes    X.        No    .

As of May 13, 1996, there were outstanding, 2,775,815 shares of common stock, par value at $.0001 per share.

FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996





                                   INDEX

                                   PART I

                           FINANCIAL INFORMATION




Item 1.  Financial Statements:                                   Page No.

         Consolidated Balance Sheets, March 31, 1996 and
              December 31, 1995

         Consolidated Statements of Operations, Three Months
              Ended March 31, 1996 and March 31, 1995

         Consolidated Statements of Cash Flows, Three Months
              Ended March 31, 1996 and March 31, 1995

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of First
              Quarter 1996 Results


                       PART II - OTHER INFORMATION

Item 3.  Other Information

         Signatures

FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                               (Unaudited)
                                                March 31,      December 31,
                                                  1996             1995
Current assets:

    Cash                                       $2,212,572       $  262,099
    Accounts receivable, less allowance for
      doubtful accounts of $99,585 at
      March 31, 1996 and at December 31,
      1995, respectfully                        1,419,934        1,076,299
    Receivable from related party                  16,603           27,028
    Inventories, net                            1,443,706        1,250,434
    Prepaid expenses                               72,520           55,585

         Total current assets                   5,165,335        2,671,445


Property, plant, and equipment, net               771,711          764,031


Other assets:

    Goodwill, net of accumulated amortization
      of $79,125 at March 31, 1996, and
      $71,460 at December 31, 1995                583,255          220,921
    Advances due from related companies            39,058           41,825
    Other                                         106,765          106,765

         Total other assets                       729,078          369,511

           Total assets                        $6,666,124       $3,804,987







See accompanying notes to consolidated financial statements

FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                               (Unaudited)
                                                March 31,      December 31,
                                                  1996             1995


Current liabilities:

    Notes payable due related parties          $  486,324       $  486,324
    Current portion of long-term debt              38,634          181,991
    Accounts payable                            1,039,289          926,597
    Accrued payroll and related taxes             170,061          185,681
    Accrued expenses and other liabilities        114,485          181,906

         Total current liabilities              1,848,793       $1,962,499

Long-term debt, net of current portion            440,186          451,401

Minority interest                                 145,850           31,372


Shareholders' equity:

    Class A Preferred stock, par value
      $.0001, Authorized, issued, and
      outstanding: 2,000 shares                         1                1
    Class B Treasury stock, par value
      $.0001, Authorized, issued, and
      outstanding: 300,000 shares                      30               30
    Common Stock, par value $.0001,
      Authorized: 10,000,000 shares;
      issued and outstanding; 2,675,815
      shares at March 31, 1996, and
      2,183,000 at December 31, 1995                  267              218
    Additional paid-in capital                  7,077,080        4,354,165
    Stock subscription receivable                                 (150,000)
    Accumulated deficit                        (2,841,083)      (2,844,699)

         Total shareholders' equity             4,236,295        1,359,715

           Total liabilities and
             shareholders' equity              $6,666,124       $3,804,987


See accompanying notes to consolidated financial statements

FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                    Three months ended
                                                March 31,        March 31,
                                                  1996             1995
Net sales and other revenues                   $3,336,083       $1,824,160



Expenses:
    Cost of goods sold                          2,677,241        1,360,470
    Selling, general and administrative           635,609          662,305
    Research and development                                        21,000
    Interest                                       15,177           11,386

         Total expenses                         3,328,027        2,055,161

         Income (loss) before minority
           interest                                 8,056         (231,001)

           Minority interest                       (4,441)          12,515

             Net income (loss)                 $    3,616       $ (218,486)


Net income (loss) per common share             $      .00       $    (.12)




Weighted average number of common shares
   outstanding                                  2,110,665        1,877,384








See accompanying notes to consolidated financial statements

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Three months ended
                                                March 31,        March 31,
                                                  1996             1995

Cash flows from operating activities:

    Net income (loss)                          $    3,616       $ (218,486)
    Adjustments to reconcile net income (loss)
      to net cash (used) provided by operating
      activities:
           Depreciation and amortization           36,963           28,480
           Minority interest                        4,441          (12,515)
           (Increase) in inventories              (68,090)         (41,206)
           (Increase) decrease in receivables
             and prepayments                     (350,145)         136,469
           Increase in accounts payable and
             accrued expenses                      29,650           52,219

              Net cash (used) provided by
                operating activities             (343,565)         (55,039)

Cash flows from investing activities:

           Acquisition of property, plant and
             equipment                             (6,977)          (3,190)
           Acquisition of subsidiary             (420,145)
           Net repayments from (advances to)
             related companies                      2,767            3,378

              Net cash used in investing
                activities                       (424,355)             188

Cash flows from financing activities:

           Issuance of notes payable, including
             shareholder                                            62,000
           Repayments of long-term debt          (154,571)         (35,913)
           Proceeds from issuance of common
             stock                              2,872,964

              Net cash provided by financing
                activities                      2,718,393           26,088

Net increase (decrease) in cash                 1,950,473          (28,764)

Cash at the beginning of period                   262,099           98,021

Cash at the end of period                      $2,212,572       $   69,257

See accompanying notes to consolidated financial statements

FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Supplemental disclosures of cash flow information


                                                    Three months ended
                                                March 31,        March 31,
                                                  1996             1995

Cash paid during the first three months:

          Interest                             $   11,386        $  12,975



































FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

    Earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding. The assumed conversions of existing Common Stock Warrants and Class B Treasury Stock have been excluded since they are anti-dilutive.

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB.


2.  Property, Plant, and Equipment

    Property, plant, and equipment consists of the following:

                                              (Unaudited)
                                               March 31,      December 31,
                                                 1996             1995

    Land                                      $   92,800      $   92,800
    Building                                     623,274         623,274
    Leasehold improvements                         2,703           2,703
    Machinery and equipment                       56,826          51,576
    Transportation equipment                     174,360         159,360
    Office furniture, fixtures, and equipment    414,472         397,745
                                               1,364,435       1,327,458

    Less accumulated depreciation and
      amortization                              (592,724)       (563,427)
                                              $  771,711      $  764,031

FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations

     Total revenues for the first quarter of 1996 increased 83% over the first quarter of 1995 to approximately $3,336,000, representing an increase of $1,512,000. The primary reason for the increase was the purchase of Conway Associates ("Conway") in February of 1996. Conway is a distributor of fire and rescue equipment and supplies. Conway con-tributed net sales of $1,217,000 for the first quarter of 1996. Anton Investments ("Anton") had an increase of approximately $191,000 or 44% of net sales over the first quarter of 1995 to $626,000. Anton is a distributor of fire police and rescue equipment and supplies. Anton's reasons for the increase were: the sale of a fire truck in the first quarter of 1996 and no fire truck sales for the comparable period in 1995, and a division of Anton's in Massachusetts had increased sales of approximately $100,000 over the first quarter of 1995. The medical distribution company, ADCO Surgical Supply, ("ADCO"), located in Maine, had increased sales of approximately $96,000 over the first quarter of 1995 or 9% of net sales, to $1,153,000. ADCO's increase in sales is mainly due to increased business in the long-term care market. The medical distribution company, ADCO South Medical Supplies, ("ADCO South"), located in Southern Florida, had an increase of approximately $11,000 or 3.4% of net sales for the first quarter of 1996, to $333,550 over the same period in 1995. The increase is the result of continuing market penetration and recognition.

     The Company's overall gross margin was 19.7% for the first quarter in 1996, as compared to gross margin of 25.5% for the comparable period in 1995. One of the reasons for the decline in the gross margin was the gross profit margin of the newly purchased company. Conway had a gross profit margin of 9.8%. Fire trucks and equipment are sold at lower gross margins. Almost 2/3 of Conway's sales were fire trucks and equipment. Their average gross profit margin is between 3-7%. Anton's gross margin remained about the same as compared to the first quarter of 1995. ADCO's gross margin had a decrease to 25.6% as compared to a gross margin of 26.2% for the comparable period of 1995. This decrease continues to be the result of reduced margins created by the impact of larger consolidated customers using buying groups which buy at lower prices. ADCO South had an increase in their gross margin to approximately 30% as compared to 25.3% for the first quarter of 1995. This is the result of a continuing effort to raise gross profit margins.

     During the first three months of 1996, selling, general, and admin-istrative expenses decreased 6.3% for the first quarter of 1996 to $650,786. The Company had an overall decrease of approximately $44,000 in expenses over the comparable period of 1995. Conway added new overhead expenses of approximately $66,000. Anton had an increase of $7,000. ADCO had a decrease of $28,000. ADCO South had a minimal increase. Genetic Vectors, ("Vectors") had a decrease of approximately $73,000 due to lack of capital to operate (see Liquidity and Capital Resources). Corporate expenses decreased approximately $32,000. These reductions are the result of

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations, continued,

continuing efforts of lowering overhead and the continued use of subsidiary personnel as much as possible.

    Net interest expense as a percentage of sales was less than 1% in the first three months of 1996 and 1995, respectively.

     The Company experienced a net income of $3,636 for the first quarter of 1996, or .1% of net sales. This compares to a net loss of ($218,486) for the first quarter of 1995, or 12.0% of net sales. The net income for the first quarter of 1996 is the result of the following: Conway had a net income of approximately $43,000; Anton experienced a net loss of ($25,178) as compared to net loss of approximately ($50,000) for the first quarter of 1995; ADCO had a net income for the first quarter of $4,700 as compared to a net loss ($26,555) for the first quarter of 1995; ADCO South had a net income of $13,555 as compared to a net loss of ($10,340) for the first quarter of 1995; Vectors had a minimal net loss of ($2,481) as compared to a net loss of ($65,672) for the first quarter of 1995. Corporate overhead was $29,539 as compared to $65,591 for the first quarter of 1995.

     The Company expects its gross margin to decrease as a result of the increase in lower margins for high dollar fire truck sales. The expected gross profit dollars will be significantly higher and more than off-set the lower gross operating margin. The gross margins at the medical distribution companies should stay relatively stable for 1996 and increasing sales should continue the profitability of these companies.

Liquidity and Capital Resources

     The Company's primary sources of working capital during the last year has been the receipt of funds from the sales of stock pursuant to Regulations D and S under the Securities Act of 1933. In fiscal year 1995, the Company sold 290,000 shares of common stock and received net proceeds of $775,000.
In the first quarter of 1996, the Company sold 492,815 shares of common stock and received net proceeds of $2,722,042. Subsequent to March 31, 1996, the Company sold an additional 100,000 shares of common stock and received net proceeds of $559,891. In connection with the common stock issuance, 346,408 warrants were granted to purchase common stock at $6.625 per share exercisable over a two-year period.

     The current ratio at March 31, 1996, was 2.8 as compared to 1.2 at March 31, 1995. Working capital for the first quarter of 1996 was $3,316,542 or 49.7% of total assets. Working capital for the first quarter of 1995 was $371,250 or 10.0% of total assets. At December 31, 1995, the current ratio was 1.4, while working capital was $708,946 or 18.6% of total assets. The Company values its inventories using the FIFO method.

     As of March 31, 1996, cash and cash items increased to $2,212,572, as compared to $262,099 at December 31, 1995. The reason for this increase in cash was the sale of 492,815 shares of the Company's common stock. The

FORM 10-QSB          NYER MEDICAL GROUP, INC.     000-20175    MARCH 31, 1996

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Liquidity and Capital Resources, continued,

Company believes it has adequate cash and cash equivalents to meet its working capital needs for the next twelve months and to fund a planned acquisition which is described below.

     In 1995, the Company decided to spin-off Vectors. Following this decision, lengthy periodic discussions ensued with Vectors' management which culminated in a March 1996 agreement whereby the president of Vectors and his wife conveyed back to the Company all of its Class B Preferred Stock in exchange for 20% of Vectors. The Company paid $7,000 to Vectors and agreed to continue paying Vectors $1,000 per week thereafter until earlier of (i) receipt by Vectors of $250,000 in bridge financing, or (ii) completion of the spin-off. The Company expects that the spin-off can be completed by the end of the summer 1996. Shamrock Partners, Ltd. has signed a letter of intent with Vectors to raise capital through a private placement and an initial public offering of Vectors' stock. Without giving effect to any dilution from the bridge financing, the proposed initial public offering or the issuance of options and warrants, the Company will own 48% of Vectors following the spin-off, Vectors' management will own 20% and the Company will spin-off to its shareholders a number of shares equal to 32% of Vectors' common stock.

     Additionally, the Company has provided approximately $78,000 in financing to Vectors. Finally, the Company granted options to Vectors' management to purchase 8,000 shares of the Company's common stock, exercisable over a five year term at $4-5/8 per share as compensation for consulting services.

     In February 1996, the Company acquired 80% of the outstanding stock of Conway for approximately $420,000. The remaining 20% of the outstanding stock was purchased by a director of the Company. Conway, based in Mass-achusetts, is a distributor of fire and rescue equipment and supplies. Conway had net sales of $1,217,000. Conway is expecting $4.5 million in net sales for the year 1996. No assurances can be given that this will actually occur.

     Business in the first five months of 1996 continues to be very competitive. Conway is expected to do approximately 1.4 million for the second quarter of 1996. Anton is expecting to deliver three fire trucks for the second quarter which will increase their sales over the same period in 1995. Anton has hired additional sales representatives to cover Massachusetts, New York, Louisiana, and Florida. Anton has enlarged its Scarborough service center to better handle refurbishing of fire trucks. Anton also plans on enlarging its retail operation in the summer of 1996.

     ADCO continues to focus on its long-term care market and is pursuing more business with physician groups. ADCO's sales of its accessibility equipment continue to increase as ADA compliance is being acted on throughout

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Liquidity and Capital Resources, continued,

the State of Maine. ADCO South continues steady growth as it continues to explore entering the high volume incontinence and glove markets in long term care facilities in South Florida.

     The Company has entered into an informal agreement to purchase 80% of the stock of a corporation (the "Pharmacy Company") which owns eight pharmacies located in Massachusetts, six of which are located in northeast Massachusetts, and the other two in the suburbs of Boston. Under the terms of the informal understanding, the Company will pay the selling stock-holders an aggregate of $325,000 in cash and 31,000 shares of its common stock. In addition, the Company will invest $200,000 in working capital and place an additional $800,000 in escrow to be used as directed by the board of directors of the Pharmacy Company. The Company and the Sellers will jointly control the board of directors of the Pharmacy Company. Furthermore, the purchase price will be adjusted in the event that the Pharmacy Company does not generate at least $300,000 in adjusted pre-tax earnings in the first year of operations after the acquisition. If this event occurs, they shall owe the Company an amount of less than $100,000 based upon a pre-determined formula.

Forward-Looking Statements

    The statements made above in the last paragraph under "Result of Operations" are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Similarly, the statements made under "Liquidity and Capital Resources" (i) relating to the spin off of Vectors and private placement and initial public offering of Vectors, (ii) in the second paragraph and third last paragraphs relating to the future business of the Company's business segments, and (iii) the information relating to the Pharmacy Company are also forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following:

     (1) The Company may not sell as many high dollar fire trucks as it anticipates;

     (2) The selling prices of any of the fire trucks may be lower than anticipated;

     (3) The failure of anticipated orders for fire trucks to materialize due to budgetary and other factors;

     (4) Unforeseen political factors in the local communities in New England where Conway and Anton do business;

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Forward-Looking Statements, continued

     (5) The general state of the economy in New England and South Florida may reduce purchases of the Company's medical distribution products and/or fire trucks;

     (6) The gross margins at the medical distribution companies could be affected by increased usage of buying groups and increased competition;

     (7) Shamrock Partners, Ltd. may be unable to sell the common stock of Vectors in either the private placement or the initial public offering for reasons internal to it or relating to the past operations and future prospects of Vectors;

     (8) The future condition of the securities markets in general or the market for initial public offerings;

     (9) The future condition of the securities markets for biotechnology companies such as Vectors;

     (10) Unanticipated problems with the Securities and Exchange Commission declaring effective a registration statement for Vectors;

     (11)  The failure of suppliers to timely deliver products;

     (12) Results of an audit of the Pharmacy Company may cause the Company not to acquire its stock or acquire it on other terms and conditions; and

     (13) The inability of the Company and the Pharmacy Company to agree upon a formal agreement which is currently being drafted.

                                    PART II

Item 3:  Other Information

         The Company is still actively seeking to acquire medical related companies.









                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NYER MEDICAL GROUP, INC.


Date:  May 14, 1996                          // Samuel Nyer
                                             Samuel Nyer,
                                             President




Date:  May 14, 1996                          // Karen L. Wright
                                             Karen L. Wright,
                                             Treasurer
                                             (Chief Accounting Officer)