Form 10QSB
period 1996-06-30
NYER MEDICAL GROUP INC
filed 1996-08-14
CIK 884647

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549




                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996


                Commission File Number               000-20175

                                NYER MEDICAL GROUP, INC
             (Exact name of registrant as specified in its charter)


                   Florida                                01-0469607
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


           1292 Hammond Street, Bangor, Maine                04401
        (Address of principal executive offices)          (Zip Code)


                                 (207) 942-5273
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes    X   .      No       .

As of August 12, 1996, there were outstanding, 3,168,293 shares of common stock, par value $.0001 per share.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets as of June 30, 1996
                and December 31, 1995                                3-4


                Consolidated Statements of Operations, Three Months
                Ended June 30, 1996 and June 30, 1995                 5


           Consolidated Statements of Operations, Six Months
                Ended June 30, 1996 and June 30, 1995                 6


           Consolidated Statements of Cash Flows, Six Months
                Ended June 30, 1996 and June 30, 1995                7-8


           Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1996 Results                        10-15



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         16


           Signatures                                                16

  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                  (Unaudited)
                                                   June 30,        December 31,
                                                     1996              1995
  Current assets:

      Cash                                        $4,687,392       $  262,099
      Accounts receivable, less allowance for
        doubtful accounts of $99,585 at
        June 30, 1996, and at December 31,
        1995, respectively                         1,681,016        1,076,299
      Receivable from officer                          7,501
      Receivable from related company                 15,788           27,028
      Inventories, net                             1,450,945        1,250,434
      Prepaid expenses                                38,013           55,585

           Total current assets                    7,880,655        2,671,445


  Property, plant and equipment, net                 741,743          764,031


  Other assets:

      Goodwill, net of accumulated
       amortization of $88,847 at June 30,
       1996, and $71,460 at December 31, 1995        573,533          220,921
      Advances due from related companies             37,363           41,825
      Other                                          106,765          106,765

            Total other assets                       717,661          369,511

              Total assets                        $9,340,059       $3,804,987






  See accompanying notes to consolidated financial statements.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                   June 30,        December 31,
                                                      1996             1995

  Current liabilities:
      Notes payable due related parties           $  324,322       $  486,324
      Current portion of long-term debt               35,383          181,991
      Accounts payable                             1,175,347          926,597
      Accrued payroll and related taxes              190,546          185,681
      Accrued expenses and other liabilities          93,619          181,906
           Total current liabilities               1,819,217        1,962,499

  Long-term debt, net of current portion             435,271          451,401

  Minority interest                                  142,239           31,372


  Shareholders' equity:
      Class A Preferred stock, par value
        $.0001, Authorized, issued, and
        outstanding: 2000 shares                           1                1
      Class B Treasury stock, par value
        $.0001, Authorized, issued, and
        outstanding: 300,000 shares                       30               30
      Common Stock, par value $.0001
        Authorized: 10,000,000 shares;
        issued and outstanding; 3,128,293
        shares at June 30, 1996, and
        2,183,000 at December 31, 1995                   349              218
      Additional paid-in capital                   9,844,412        4,354,165
      Stock subscription receivable                                  (150,000)
      Accumulated deficit                         (2,901,460)      (2,844,699)
           Total shareholders' equity              6,943,332        1,359,715

             Total liabilities and
               shareholders' equity               $9,340,059       $3,804,987


  See accompanying notes to consolidated financial statements.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended
                                                   June 30,         June 30,
                                                      1996             1995

  Net sales and other revenues                    $3,824,279        $2,177,235




  Expenses:
      Cost of goods sold                           3,021,679         1,679,854
      Selling, general and administrative            843,390           599,068
      Research and development
      Interest                                        18,199            15,065

         Total expenses                            3,883,268         2,293,987

         Income (loss) before
           minority interest                         (58,989)         (116,752)

           Minority interest                          (1,389)            3,765

             Net income (loss)                    $  (60,378)       $ (112,987)


      Net (loss) income per common share          $     (.02)       $     (.06)





  Weighted average number of common shares
    outstanding                                    2,744,887         1,830,363








  See accompanying notes to consolidated financial statements.

 FORM 10-QSB          NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Six Months Ended
                                                   June 30,         June 30,
                                                      1996             1995

 Net sales and other revenues                     $7,160,362        $4,001,395


 Expenses:
      Cost of goods sold                           5,698,920         3,040,324
      Selling, general and administrative          1,478,998         1,261,373
      Research and development                                          21,000
      Interest                                        33,376            26,451
                                                   7,211,294         4,349,148

      Loss before
         minority interest                           (50,932)         (347,753)

         Minority interest                           ( 5,830)           16,280

           Net loss                               $  (56,762)       $ (331,474)


      Net loss per common share                   $     (.02)       $     (.18)

  Weighted average number of common shares
    outstanding                                    2,364,932         1,893,000














  See accompanying notes to consolidated financial statements.

 FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                        Six Months Ended
                                                   June 30,         June 30,
                                                      1996              1995
  Cash flows from operating activities:
     Net (loss) income                            $  (56,762)       $ (331,473)
     Adjustments to reconcile net loss
     to net cash (used) provided by
     operating activities:
         Depreciation and amortization                78,974            61,303
         Minority interest                             5,830           (16,280)
         (Increase) decrease in inventories          (76,879)           82,330
         (Increase) decrease in receivables
           and prepayments                          (583,407)           (4,247)
         Increase in accounts payable
           and accrued expenses                      165,328           146,281
         Net cash (used) provided by operating
             activities                             (466,916)          (62,086)
  Cash flows from investing activities:
         Acquisition of property, plant and
           equipment                                  (7,616)           (5,123)
         Acquisition of subsidiary                  (420,145)
         Net repayments from (advances to)
           related companies                           4,461             2,425

            Net cash used in investing activities   (423,300)           (2,698)

  Cash flows from financing activities:
         Issuance of notes payable to an
              affiliate                                               138,124
         Repayments of notes payable to an
              affiliate                                                (8,783)
         Repayment of notes payable, including
           shareholder                              (162,000)
         Repayments of long-term debt               (162,739)         (42,657)
         Repayment of demand note payable                             (75,000)
         Proceeds from issuance of common stock    5,640,248
              Net cash provided by
             financing activities                  5,315,509            11,684


  Net increase (decrease) in cash                  4,425,293           (53,100)

  Cash at beginning of period                        262,099            98,021

  Cash at end of period                           $4,687,392       $    44,921

  See accompanying notes in consolidated financial statements.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30,1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



  Supplemental disclosures of cash flow information


                                                        Six Months Ended

                                                    June 30,        June 30,
  Cash paid during the first six months:              1996             1995
       Interest                                    $   33,376       $   26,451

































  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

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


     2. Property, Plant, and Equipment

        Property, plant, and equipment consists of the following:

                                                  (Unaudited)
                                                   June 30,        December 31,
                                                     1996              1995
        Land                                      $   92,800       $   92,800
        Building                                     623,274          623,274
        Leasehold improvements                         2,703            2,703
        Machinery and equipment                       56,389           51,576
        Transportation equipment                     174,360          159,360
        Office furniture, fixtures, and equipment    415,829          397,745
                                                   1,365,355        1,327,458

        Less accumulated depreciation and
          amortization                              (623,612)        (563,427)
                                                  $  741,743       $  764,031

  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations

     Total revenues for the first six months of 1996 increased 79% over the first six months of 1995 to approximately $7,160,362, representing an increase of $3,158,967. The main reason for the increase was the purchase of Conway Associates ("Conway") in February of 1996. Conway is a distributor of fire and rescue equipment and supplies. Conway contributed net sales of $2,781,041 for the first six months of 1996. Anton Investments ("Anton") had an increase of approximately $227,184 or 18% of net sales over the first six months of 1995 to $1,474,280. Anton is a distributor of fire police and rescue equipment and supplies. Anton's reasons for the increase were: the sale of two fire trucks in the first two quarters of 1996 as compared to the sale of one fire truck over the same comparable period in 1995, and a division of Anton's in Massachusetts had increased sales of $122,000 over the first six months of 1995. The medical distribution company, ADCO Surgical Supply, ("ADCO"), located in Maine, had increased sales of approximately $93,000 over the first six months of 1995. ADCO's increase in sales is mainly due to increasing business in the long-term care market. The medical distribution company, ADCO South Medical Supplies, ("ADCO South"), located in South Florida, had a decrease of approximately $20,000 in net sales for the first six months of 1996 as compared to the same period in 1995. The decrease was the result of decreased equipment sales as compared to the first six months of 1995.

     Net sales and other revenues for the second quarter were $3,824,279 as compared to $2,177,235 for the same period of 1995. The primary reason for this increase is due to the purchase of Conway's in February of 1996. This division contributed approximately $1,564,000 in net sales for the second quarter of 1996 as compared to $0 in 1995.

     The Company's overall gross profit margin was 20.4% for the first six months of 1996, as compared to gross margin of 24.0% for the comparable period in 1995. One of the main reasons for the decline in the gross profit margin was the margin of the newly purchased company, Conway. Conway's had a gross profit margin of 13.9%. Fire trucks and equipment are sold at lower gross margins. Approximately 53% of Conway's sales were fire trucks and equipment. Anton's gross margin remained about the same as compared to the same period of 1995. ADCO's gross margin was 26.1% for the first six months of 1996 and 1995. ADCO South had an increase in their gross margin to approximately 30% as compared to 24.5% for the first six months of 1995. This is the result of a continuing effort to raise gross profit margins.

     Net sales and other revenues for the second quarter were $3,824,279 as compared to $2,177,235. The primary reason for the increase in the second quarter's revenues was the additional sales derived from Conways.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations: continued,

     Gross profit margins on sales were 21.0% for the second quarter of 1996 versus 22.8% for the same period of 1995. The reason for the decrease in the gross profit margin is stated above.

     During the first six months of 1996, selling, general, and administrative expenses increased 15.6% for the first six months of 1996 to $1,512,374. The Company had an overall increase of approximately $218,000 in expenses over the comparable period of 1995. Conway added new overhead expenses of approximately $279,000. Genetic Vectors ("Vectors") had a decrease in overhead expenses of $58,000. The reason for this was due to lack of capital to operate (see Liquidity and Capital Resources). The other companies combined for a net reduction of $17,000. These reductions are the result of continuing efforts of lowering overhead and the continued use of subsidiary personnel as much as possible.

     During the second quarter of 1996, selling, general and administration expenses were approximately $843,000 as compared to approximately $599,000 for the same period in 1995. The reasons for this increase are as stated above.

     Net interest expense as a percentage of sales was .01% in the first six months of 1996 and 1995, respectively.

     A net loss of ($56,762) occurred in the first six months of 1996, 1.0% of net sales. This compares to a net loss of ($331,474) for the first six months of 1995, or 8.3% of net sales. The losses in 1996 are a combination of all of the companies. The net loss for the first six months of 1996 is the result of the following: Conway had a net income of approximately $120,000; Anton experienced a net loss of ($91,090) as compared to net loss of approx-imately ($81,400) for the six months of 1995; ADCO had a net income for the first six months of $3,200 as compared to a net loss ($30,700) for the first six months of 1995; ADCO South had a net loss of ($1,200) for the first six months of 1996 as compared to a net loss of ($33,274) for the first six months of 1995; Vectors had a net loss of ($31,500) as compared to a net loss of ($89,500) for the first six months of 1995. Corporate overhead was approxi-mately $50,000 as compared to $114,700 for the first six months of 1995.

     The second quarter of 1996, showed a net loss of ($60,377) as compared to a net loss of ($112,987) for the same period of 1995. During the second quarter, the Company had interest income of approximately $49,000 as the result of the cash balance on hand. The reason for the increase in cash is described below in the Liquidity and Capital Resources section of this report.

 FORM 10-QSB          NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS


Results of Operations: continued,

     The Company expects its gross margin to decrease during the balance of fiscal year 1996 as a result of anticipated increased high dollar but lower margin fire truck sales.

Liquidity and Capital Resources

     The Company's primary sources of working capital this year has been the receipt of funds from the sales of stock pursuant to Regulation S under the Securities Act of 1933. In the first six months of 1996, the Company sold 610,885 shares of common stock and received net proceeds of $3,318,733. In connection with the common stock issuance, 314,478 warrants were granted to purchase common stock at $6.625 per share exercisable over a two-year period. All of the warrants were exercised in the second quarter of 1996 and the Company received net proceeds of $1,963,703.

     The current ratio at June 30, 1996, was 4.3 as compared to 1.1 at June 30, 1995. Working capital for the first six months of 1996 was $6,061,438 or 64.9% of total assets. Working capital for the first six months of 1995 was $278,225 or 8.0% of total assets. At December 31, 1995, the current ratio was 1.4, while working capital was $708,946 or 18.6% of total assets.
The Company values its inventories using the FIFO method.

     As of June 30, 1996, cash and cash items increased to $4,687,392, as compared to $262,099 at December 31, 1995. The main reason for this increase in cash was the sale of 907,293 shares of the Company's common stock. The Company believes it has adequate cash and cash equivalents to meet its working capital needs. Additionally, the cash balance and equivalents at June 30, 1996, included approximately $184,000 from Genetic Vectors, arising from its bridge financing as described in Item 3 of this report.

     On August 5, 1996, the Company acquired 80% of the stock of a corporation, D.A.W., Inc. ("D.A.W."), which owns nine pharmacies located in Massachusetts, six of which are located in northeast Massachusetts, and the other three in the suburbs of Boston. The Company paid the selling shareholders of D.A.W. $325,000 in cash and 20,000 shares of its common stock. Additionally, the Company contributed $200,000 in capital to D.A.W. and paid $800,000 to acquire 80% of an affiliated corporation which owns the license rights and the intellectual property rights to the name of "Eaton Apothecary" under which name the pharmacy transacts business. The $800,000 was paid to the affiliated corporation and will be used for working capital and to expand the pharmacy chain's business.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Liquidity and Capital Resources, continued

The purchase price also provides that if D.A.W.'s net income for the initial twelve months following the closing is not at least $300,000 before provision of income taxes, the purchase price shall be reduced by an amount up to $100,000. D.A.W. entered into long-term employment agreements with its five principal pharmacists who were four of the selling shareholders and the husband of the fifth, and the D.A.W. shareholders, including the Company, entered into a shareholder's agreement providing for joint control of the board of directors of D.A.W. and the affiliated company.

     Business in the first seven months of 1996 continues to be very competitive but encouraging. Anton and Conway are expecting to deliver six fire trucks for the third quarter of 1996. Anton has hired additional sales representatives to cover Massachusetts, New York, Louisiana, and Florida. Anton has enlarged its Scarborough service center to better handle refurbishing of fire trucks.

     ADCO continues to focus on its long-term care market and is pursuing more business with physician groups. ADCO's sales of its accessibility equipment continue to increase as ADA compliance is being acted on throughout the State of Maine. ADCO South continues to explore entering the high volume incontinence and glove markets in long-term care facilities in South Florida.

Forward-Looking Statements

    The statements made above in the last under "Result of Operations" are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Similarly, the statements made under "Liquidity and Capital Resources" (i) relating to the spin-off of Vectors and initial public offering of Vectors, and (ii) in the last two paragraphs relating to the future business of the Company's business segments, are also forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following:

     (1) The Company may not sell as many high dollar fire trucks as it anticipates;

     (2) The selling prices of any of the fire trucks may be lower than anticipated;

     (3) The failure of anticipated orders for fire trucks to materialize due to budgetary and other factors;

  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Forward-Looking Statements, continued

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

     (10) The inability of Vectors to finalize its registration statement with the Securities and Exchange Commission;

     (11) Unanticipated problems with the Securities and Exchange Commission declaring effective a registration statement for Vectors;

     (12)  The failure of suppliers to timely deliver products.


                                    PART II

  Item 3:  Other information

     In 1995, the Company decided to spin-off Vectors. This is expected to occur in conjunction with Vector's proposed initial public offering as described below. Following this decision, lengthy periodic discussions ensued with Vectors' management which culminated in a March 1996 agreement whereby the president of Vectors and his wife conveyed back to the Company all of its Class B Preferred Stock in exchange for 20% of Vectors. The Company paid $7,000 to Vectors and agreed to continue paying Vectors $1,000 per week thereafter until earlier of (i) receipt by Vectors of in bridge financing, or (ii) completion of the spin-off. In July 1996, Vectors sold 110,000 shares of common stock at $5.00 per share and the Company terminated its support of Vectors. From the proceeds of its bridge offering, Vectors repaid $50,000 to the Company and

  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

  Item 3:  Other information, continued

agreed to discuss, with the Company, the remaining indebtedness. Currently, the Company owns 1,279,920 shares Vectors' common stock, the bridge investors own 110,000 shares, and the founders of Vectors own 319,980 shares. The Company has been advised by Vectors' counsel, in August 1996, that they intend to file a registration statement with the Securities and Exchange Commission for the sale to the public of 400,000 shares of common stock at an estimated public offering price of $10.00 per share subject to the underwriter's option to purchase an additional 60,000 shares solely to cover over-allotments. Shamrock Partners, Ltd. has signed a letter of intent with Vectors to act as managing underwriter of the initial public offering. The Company anticipates that the registration process will take six to eight weeks at which time the Company intends to effect the spin-off in conjunction with the initial public offering of Vectors.


The Company is still actively seeking to acquire medical related companies.






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NYER MEDICAL GROUP, INC.


     Date:  August 12, 1996                       // Samuel Nyer
                                                  Samuel Nyer,
                                                  President




     Date:  August 12, 1996                       // Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Accounting Officer)