Form 10QSB/A
period 1996-06-30
NYER MEDICAL GROUP INC
filed 1996-10-04
CIK 884647

                                   FORM 10-QSB/A

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996




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


  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1996 Results



                          PART II - OTHER INFORMATION

  Item 3.  Other Information


           Signatures

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996


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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996


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

 FORM 10-QSB/A        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996


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

 FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30,1996


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

































  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1996

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

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

 FORM 10-QSB/A        NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

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

  FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1996

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

                                                  NYER MEDICAL GROUP, INC.


     Date:  October 04, 1996                       // Samuel Nyer
                                                  Samuel Nyer,
                                                  President




     Date:  October 04, 1996                       // Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Accounting Officer)