Form 10QSB
period 1996-09-30
NYER MEDICAL GROUP INC
filed 1996-11-19
CIK 884647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549




                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended September 30, 1996


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

As of November 14, 1996, there were outstanding, 3,216,093 shares of common stock, par value $.0001 per share.











FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets as of September 30, 1996
                and December 31, 1995                                3-4


                Consolidated Statements of Operations, Three Months
                Ended September 30, 1996 and September 30, 1995      5


           Consolidated Statements of Operations, Nine Months
                Ended September 30, 1996 and September 30, 1995      6


           Consolidated Statements of Cash Flows, Nine Months
                Ended September 30, 1996 and September 30, 1995      7-8


           Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1996 Results                        10-14



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                       14-15


           Signatures                                                15














FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                    ASSETS


                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     1996              1995
  Current assets:

      Cash                                        $6,487,427       $  262,099
      Accounts receivable, less allowance for
        doubtful accounts of $99,585 at
        September 30, 1996, and at December 31,
        1995, respectively                         2,406,317        1,076,299
      Receivable from officer                          5,001
      Receivable from related company                 15,788           27,028
      Inventories, net                             3,246,652        1,250,434
      Prepaid expenses                               117,460           55,585

           Total current assets                   12,278,645        2,671,445


  Property, plant and equipment, net                 739,873          764,031


  Other assets:

      Goodwill, net of accumulated
       amortization of $107,047 at September 30,
       1996, and $71,460 at December 31, 1995        563,811         220,921
      Advances due from related companies             43,561          41,825
      Other                                          451,608         106,765

            Total other assets                     1,058,980         369,511

              Total assets                       $14,077,498       $3,804,987






  See accompanying notes to consolidated financial statements.




FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                 September 30,     December 31,
                                                      1996             1995

  Current liabilities:
      Notes payable due related parties           $  312,324       $  486,324
      Current portion of long-term debt              328,667          181,991
      Accounts payable                             2,271,164          926,597
      Accrued payroll and related taxes              210,764          185,681
      Accrued expenses and other liabilities         394,677          181,906
           Total current liabilities               3,517,596        1,962,499

  Long-term debt, net of current portion           1,327,988          451,401

  Minority interest                                  110,045           31,372


  Shareholders' equity:
      Class A Preferred stock, par value
        $.0001, Authorized, issued, and
        outstanding: 2000 shares                           1                1
      Class B Treasury stock, par value
        $.0001, Authorized, issued, and
        outstanding: 300,000 shares                       30               30
      Common Stock, par value $.0001
        Authorized: 10,000,000 shares;
        issued and outstanding; 3,151,093
        shares at September 30, 1996, and
        2,183,000 at December 31, 1995                 2,040              218
      Additional paid-in capital                  12,181,863        4,354,165
      Stock subscription receivable                                  (150,000)
      Accumulated deficit                         (3,176,895)      (2,844,699)
           Total shareholders' equity              9,007,038        1,359,715

             Total liabilities and
               shareholders' equity              $14,077,498       $3,804,987


  See accompanying notes to consolidated financial statements.




FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended
                                                 September 30,    September 30,
                                                      1996           1995

  Net sales and other revenues                    $5,447,238        $2,637,800




  Expenses:
      Cost of goods sold                           4,346,705         2,067,032
      Selling, general and administrative          1,330,521           625,579
      Research and development                        52,323
      Interest                                        22,198            18,553

         Total expenses                            5,751,747         2,711,164

         Income (loss) before
           minority interest                        (304,509)          (73,364)

          Minority interest                          (20,535)

             Net income (loss)                    $ (283,974)       $ ( 73,364)


      Net (loss) income per common share          $     (.09)       $     (.04)





  Weighted average number of common shares
    outstanding                                    2,844,887         1,893,000








  See accompanying notes to consolidated financial statements.




FORM 10-QSB          NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                      1996             1995

 Net sales and other revenues                    $12,857,055        $6,639,195

 Expenses:
      Cost of goods sold                          10,045,625         5,107,356
      Selling, general and administrative          3,070,633         1,886,952
      Research and development                        52,324            21,000
      Interest                                        55,574            45,004
                                                  13,224,156         7,060,312

      Loss before
         minority interest                          (367,101)         (421,117)

         Minority interest                           (26,365)

           Net loss                              $ ( 340,736)        $ (421,117)


      Net loss per common share                   $     (.11)       $     (.20)

  Weighted average number of common shares
    outstanding                                    2,964,932         1,901,465














  See accompanying notes to consolidated financial statements.





FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                      1996              1995

  Cash flows from operating activities:
     Net (loss) income                            $  (340,736)       $ (421,117)
     Adjustments to reconcile net loss
     to net cash (used) provided by
     operating activities:
         Depreciation and amortization                78,974            91,897
         Minority interest                             5,830
         (Increase) decrease in inventories          (76,879)            8,885
         (Increase) decrease in receivables
           and prepayments                          (583,407)          (74,608)
         Increase in accounts payable
           and accrued expenses                      165,328            96,161
         Net cash (used) provided by operating
             activities                             (466,916)         (298,782)
  Cash flows from investing activities:
         Acquisition of property, plant and
           equipment                                  (7,616)          (32,365)
         Acquisition of subsidiary                  (420,145)           (1,000)
         Net repayments from (advances to)
           related companies                           4,461             4,851
            Net cash used in investing activities   (423,300)          (33,365)

  Cash flows from financing activities:
         Issuance of notes payable to an
              affiliate                                                138,124
         Repayments of notes payable to an
              affiliate                                                 (8,783)
         Repayment of notes payable, including
           shareholder                              (162,000)
         Repayments of long-term debt               (162,739)          (73,597)
         Repayment of demand note payable                              (75,000)
         Deferred Stock offering costs                                 (13,293)
         Proceeds from issuance of common stock    5,640,248           475,000
              Net cash provided by
             financing activities                  5,315,509           447,302


  Net increase (decrease) in cash                  4,425,293           115,155

  Cash at beginning of period                        262,099            98,021

  Cash at end of period                           $4,687,392       $   213,176

  See accompanying notes in consolidated financial statements.


FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



  Supplemental disclosures of cash flow information



                                                       Nine Months Ended

                                                  September 30,    September 30,
  Cash paid during the first six months:              1996             1995

       Interest                                    $   55,574       $   26,451





































FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996

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


     2. Property, Plant, and Equipment

        Property, plant, and equipment consists of the following:

                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     1996              1995
        Land                                      $   92,800       $   92,800
        Building                                     623,274          623,274
        Leasehold improvements                         2,703            2,703
        Machinery and equipment                       56,826           51,576
        Transportation equipment                     188,506          159,360
        Office furniture, fixtures, and equipment    430,970          397,745
                                                   1,395,079        1,327,458

        Less accumulated depreciation and
          amortization                              (655,206)        (563,427)
                                                  $  739,873       $  764,031







  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations

     Total revenues for the first nine months of 1996 increased over 93% over the first nine months of 1995 to approximately $12,857,000, representing an increase of $6,217,860. The main reasons for the increase were the purchase of Conway Associates ("Conway") in February of 1996 and Eaton/DAW (a drug store chain) in August 1996. Conway is a distributor of fire and rescue equipment and supplies. Conway contributed net sales of$3,633,335 for the first nine months of 1996. Eaton/DAW contributed almost $2.5 million in net sales.
Anton Investments ("Anton") had an increase of approximately $240,000 or 18% of net sales over the first nine months of 1995 to $2,180,455. Anton is a distributor of fire police and rescue equipment and supplies. Anton's reasons for the increase were: the sale of five fire trucks in the first three quarters of 1996 as compared to the sale of one fire truck over the same comparable period in 1995, and a division of Anton's in Massachusetts had increased sales of $122,000 over the first nine months of 1995. The medical distribution company, ADCO Surgical Supply,("ADCO"), located in Maine, had increased sales of approximately $105,000 over the first nine months of 1995. ADCO's increase in sales is mainly due to increasing business in the long-term care market.
The medical distribution company, ADCO South Medical Supplies, ("ADCO South"), located in South Florida, had a decrease of approximately $20,000 in net sales for the first nine months of 1996 as compared to the same period in 1995. The decrease was the result of decreased equipment sales as compared to the first nine months of 1995.

     Net sales and other revenues for the second quarter were $5,447,238 as compared to $2,637,800 for the same period of 1995. The main reasons for the increases are as stated above.

     The Company's overall gross profit margin was 21.8% for the first nine months of 1996, as compared to gross margin of 23.1% for the comparable period in 1995. One of the main reasons for the decline in the gross profit margin was the margin of the newly purchased company, Conway and Eaton/DAW. Conway's had a gross profit margin of 13.9%. Fire trucks and equipment are sold at lower gross margins. Approximately 53% of Conway's sales were fire trucks and equipment. Eaton's gross profit margin was 21.4% .Anton's gross margin remained about the same as compared to the same period of 1995. ADCO's gross margin was 26.1% for the first nine months of 1996 and 1995. ADCO South had an increase in their gross margin to approximately 28.7% as compared to 24.5% for the first nine months of 1995. This is the result of a continuing effort to raise gross profit margins.





FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

     During the first nine months of 1996, selling, general, and administrative expenses increased 62.0% for the first nine months of 1996 to $3,070,633. The Company had an overall increase of approximately $1,183,681 in expenses over the comparable period of 1995. Conway and Eaton added new overhead expenses. Genetic Vectors ("Vectors") had an increase in overhead expenses of $175,000 for 1996 as compared to $129,764. The reason for this increase is general operating expenses with no offsetting sales. Genetic Vectors is incurring expenses relating to them going public. The other companies combined for a net reduction of $10,000. These reductions are the result of continuing efforts of lowering overhead and the continued use of subsidiary personnel as much as possible.

     Net interest expense as a percentage of sales was .01% in the first nine months of 1996 and 1995, respectively.

     A net loss of ($340,736) occurred in the first nine months of 1996, 2.7% of net sales. This compares to a net loss of ($421,117) for the first nine months of 1995, or 6.3% of net sales. The losses in 1996 are a combination of Genetic Vectors, Anton Enterprises and corporate overhead. Their combined losses totalled ($345,000).

    The third quarter of 1996, showed a net loss of ($283,974) as compared to a net loss of ($73,364) for the same period of 1995. The main reason for the losses are stated above. The reason for the increase in cash is described below in the Liquidity and Capital Resources section of this report.




FORM 10-QSB          NYER MEDICAL GROUP, INC.   000-20175    SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS


Results of Operations: continued,

     The Company expects its gross margin to decrease during the balance of fiscal year 1996 as a result of anticipated increased high dollar but lower margin fire truck sales.

Liquidity and Capital Resources

     The Company's primary sources of working capital this year has been the receipt of funds from the sales of stock pursuant to Regulation S under the Securities Act of 1933. In the first nine months of 1996, the Company sold 610,885 shares of common stock and received net proceeds of $3,318,733. In connection with the common stock issuance, 314,478 warrants were granted to purchase common stock at $6.625 per share exercisable over a two-year period. All of the warrants were exercised in the second quarter of 1996 and the Company received net proceeds of $1,963,703.

     The current ratio at September 30, 1996, was 4.3 as compared to 1.1 at September 30, 1995. Working capital for the first nine months of 1996 was $6,061,438 or 64.9% of total assets. Working capital for the first nine months of 1995 was $278,225 or 8.0% of total assets. At December 31, 1995, the current ratio was 1.4, while working capital was $708,946 or 18.6% of total assets.

The Company values its inventories using the FIFO method.

     As of September 30, 1996, cash and cash items increased to $6,487,427, as compared to $262,099 at December 31, 1995. The main reason for this increase in cash was the sale of 907,293 shares of the Company's common stock. The Company believes it has adequate cash and cash equivalents to meet its working capital needs. Additionally, the cash balance and equivalents at June 30, 1996, included approximately $184,000 from Genetic Vectors, arising from its bridge financing as described in Item 3 of this report.

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




FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Liquidity and Capital Resources, continued

The purchase price also provides that if D.A.W.'s net income for the initial twelve months following the closing is not at least $300,000 before provision of income taxes, the purchase price shall be reduced by an amount up to $100,000. D.A.W entered into long-term employment agreements with its five principal pharmacists who were four of the selling shareholders and the husband of the fifth, and the D.A.W. shareholders, including the Company, entered into a shareholder's agreement providing for joint control of the board of directors of D.A.W. and the affiliated company.

     Business in the first nine months of 1996 continues to be very competitive but encouraging. Anton and Conway are expecting to deliver six fire trucks for the third quarter of 1996. Anton has hired additional sales representatives to cover Massachusetts, New York, Louisiana, and Florida. Anton has enlarged its Scarborough service center to better handle refurbishing of fire trucks.

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

FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

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

FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

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

                                                  NYER MEDICAL GROUP, INC.


     Date:  November 19, 1996                     // William Clifford, Jr.
                                                  William Clifford, Jr.
                                                  Vice-President




     Date:  November 19, 1996                     // Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Accounting Officer)