Form 10QSB/A
period 1996-09-30
NYER MEDICAL GROUP INC
filed 1996-11-26
CIK 884647

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

As of November 14, 1996, there were outstanding, 3,220,093 shares of common stock, par value $.0001 per share.

FORM 10-QSB/A     NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets as of September 30, 1996
                and December 31, 1995                                3-4


                Consolidated Statements of Operations, Three Months
                Ended September 30, 1996 and September 30, 1995       5


           Consolidated Statements of Operations, Nine Months
                Ended September 30, 1996 and September 30, 1995       6


           Consolidated Statements of Cash Flows, Nine Months
                Ended September 30, 1996 and September 30, 1995      7-8


           Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1996 Results                          10-15



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         15


           Signatures                                                16


FORM 10-QSB/A     NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                    ASSETS

                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     1996              1995
  Current assets:

      Cash                                        $6,487,427       $  262,099
      Accounts receivable, less allowance for
        doubtful accounts of $99,585 at
        September 30, 1996, and at December 31,
        1995, respectively                         2,400,020        1,076,299
      Receivable from officer                          5,001
      Receivable from related company                 22,085           27,028
      Inventories, net                             3,238,113        1,250,434
      Prepaid expenses                               117,460           55,585

           Total current assets                   12,270,106        2,671,445


  Property, plant and equipment, net                 739,873          764,031


  Other assets:

      Goodwill, net of accumulated
       amortization of $98,569 at September 30,
       1996, and $71,460 at December 31, 1995        563,811          220,921
      Advances due from related companies             43,561           41,825
      Other                                          451,608          106,765

            Total other assets                     1,058,980          369,511

              Total assets                       $14,068,959       $3,804,987





  See accompanying notes to consolidated financial statements.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                 September 30,     December 31,
                                                      1996             1995

  Current liabilities:
      Notes payable due related parties           $  312,324       $  486,324
      Current portion of long-term debt              328,667          181,991
      Accounts payable                             2,257,443          926,597
      Accrued payroll and related taxes              210,764          185,681
      Accrued expenses and other liabilities         394,677          181,906
           Total current liabilities               3,503,875        1,962,499

  Long-term debt, net of current portion           1,327,988          451,401

  Minority interest                                  134,092           31,372


  Shareholders' equity:
      Class A Preferred stock, par value
        $.0001, Authorized, issued, and
        outstanding: 2000 shares                           1                1
      Class B Treasury stock, par value
        $.0001, Authorized, issued, and
        outstanding: 300,000 shares                       30               30
      Common Stock, par value $.0001
        Authorized: 10,000,000 shares;
        issued and outstanding; 3,155,093
        shares at September 30, 1996, and
        2,183,000 at December 31, 1995                 2,040              218
      Additional paid-in capital                  12,181,863        4,354,165
      Stock subscription receivable                                  (150,000)
      Accumulated deficit                         (3,080,930)      (2,844,699)
           Total shareholders' equity              9,103,004        1,359,715

             Total liabilities and
               shareholders' equity              $14,068,959       $3,804,987


  See accompanying notes to consolidated financial statements.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                    Three Months Ended
                                               September 30,      September 30,
                                                    1996              1995

  Net sales and other revenues                    $5,705,006        $2,637,800




  Expenses:
      Cost of goods sold                           4,285,636         2,067,032
      Selling, general and administrative          1,532,465           625,579
      Research and development                        52,323
      Interest                                        22,198            18,553

         Total expenses                            5,892,622         2,711,164

         Income (loss) before
           minority interest                        (187,616)          (73,364)

          Minority interest                           (8,147)

             Net income (loss)                    $ (179,469)       $ ( 73,364)


      Net (loss) income per common share          $     (.06)       $     (.04)





  Weighted average number of common shares
    outstanding                                    3,142,075         1,893,000









  See accompanying notes to consolidated financial statements.

FORM 10-QSB/A        NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 1996


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                      1996             1995
 Net sales and other revenues                    $12,865,368        $6,639,195

 Expenses:
      Cost of goods sold                           9,984,556         5,107,356
      Selling, general and administrative          3,011,463         1,886,952
      Research and development                        52,323            21,000
      Interest                                        55,574            45,004
                                                  13,103,916         7,060,312

      Loss before
         minority interest                          (238,548)         (421,117)

         Minority interest                            (2,317)

           Net loss                              $ ( 236,231)        $ (421,117)


      Net loss per common share                   $     (.09)       $     (.22)

  Weighted average number of common shares
    outstanding                                    2,649,762         1,901,465


  See accompanying notes to consolidated financial statements.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175        SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                      1996              1995
  Cash flows from operating activities:
     Net (loss) income                            $ (236,231)       $ (421,117)
     Adjustments to reconcile net loss
     to net cash (used) provided by
     operating activities:
         Depreciation and amortization               149,244            91,897
         Minority interest                             2,317
         (Increase) decrease in inventories       (1,987,679)            8,885
         (Increase) decrease in receivables
           and prepayments                        (1,408,345)          (74,608)
         Increase in accounts payable
           and accrued expenses                    1,568,700            96,161
         Net cash (used) provided by operating
             activities                           (1,675,763)         (298,782)
  Cash flows from investing activities:
         Acquisition of property, plant and
           equipment                                 (67,621)         (32,365)
         Acquisition of subsidiary                (1,882,580)           (1,000)
         Net repayments from (advances to)
           related companies                           1,737             4,851
            Net cash used in investing activities (1,948,464)          (33,365)

  Cash flows from financing activities:
         Issuance of notes payable to an
              affiliate                                                138,124
         Proceeds from issuance of long-debt       2,492,456
         Repayments of notes payable to an
              affiliate                                                 (8,783)
         Repayment of notes payable, including
           shareholder                             (164,000)
         Repayments of long-term debt              (169,193)           (73,597)
         Repayment of demand note payable                              (75,000)
         Deferred Stock offering costs             (322,151)           (13,293)
         Proceeds from issuance of common stock   8,248,674            475,000
              Net cash provided by
             financing activities                10,085,786            447,302


  Net increase (decrease) in cash                 6,225,328            115,155

  Cash at beginning of period                       262,099             98,021

  Cash at end of period                          $6,487,42 7       $   213,176

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

         Earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding. The assumed conversions of existing Common Stock Warrants have been excluded since they are antidilutive.

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

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations

     Total revenues for the first nine months of 1996 increased 94% as compared to the first nine months of 1995 to $12,865,368 representing an increase of $6,226,173. The reasons for the increase in sales are the purchase of Conway Associates ("Conway") in February of 1996 and D.A.W. Inc./Eaton Apothecary ("Eaton") in August of 1996. Conway is a distributor of fire and rescue equipment and supplies and is located in Massachusetts. Eaton is a chain of pharmacies and is also located in Massachusetts. Conway contributed net sales of approximately $3,600,000 for the first nine months of 1996. Eaton contributed sales of approximately $2,494,000. Anton Investments ("Anton") had an increase of approximately $225,000 or 18% of net sales over the first nine months of 1995. Anton is a distributor of fire police and rescue equipment and supplies. Anton's reasons for the increase were: the sale of two fire trucks in the first two quarters of 1996 as compared to the sale of one fire truck over the same comparable period in 1995, and a division of Anton's in Massachusetts had increased sales of $122,000 over the first nine months of 1995. The medical distribution company, ADCO Surgical Supply, ("ADCO"), located in Maine, had increased sales of approximately $240,000 over the first nine months of 1995. ADCO's increase in sales is mainly due to increasing business in the long-term care market. The medical distribution company, ADCO South Medical Supplies, ("ADCO South"), located in South Florida, had a decrease of approximately $12,500 in net sales for the first nine months of 1996 as compared to the same period in 1995. The decrease was the result of decreased equipment sales as compared to the first nine months of 1995.

     Net sales and other revenues for the third quarter were $5,705,006 as compared to $2,637,800 for the same period of 1995. This is an increase of approximately 100% The main reasons for the increases are due to the purchase of Conway's in February of 1996 and Eaton in August of 1996. Conway's contri-buted approximately $767,000 in net sales for the third quarter of 1996 as compared to $0 in 1995. Eaton contributed approximately $2,494,000 for the third quarter of 1996 as compared to $0 in 1995.

     The Company's overall gross profit margin was 22.4% for the first nine months of 1996, as compared to gross margin of 23.1% for the comparable period in 1995. One of the main reasons for the decline in the gross profit margin was the margin of the newly purchased company, Conway. Conway's had a gross profit margin of 17.7%. Fire trucks and equipment are sold at lower gross margins. Approximately 40% of Conway's sales were fire trucks and equipment. Anton's gross margin remained about the same as compared to the same period of 1995. ADCO's gross margin was 26.0% for the first nine months of 1996 and 1995. ADCO South had an increase in their gross margin to approximately 28% as compared to 23.2% for the first nine months of 1995. This is the result of a continuing effort to raise gross profit margins.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

     Gross profit margins on sales were 24.8% for the third quarter of 1996 versus 21.6% for the same period of 1995.

     During the first nine months of 1996, selling, general, and administrative expenses (includes research and development expenses) increased 60.6% for the first nine months of 1996 to $3,063,786. The Company had an overall increase of approximately $1,156,000 in expenses over the comparable period of 1995. Conway added new overhead expenses of approximately $524,000. Eaton added new overhead expenses of approximately $484,000. Genetic Vectors ("Vectors") had an increase in overhead expenses of $45,381. The reason for this increase is additional overhead is attributed to the waiting of funds of $550,000 from its private placement. The other companies combined for an increase of $102,619.

     During the third quarter of 1996, selling, general administration, and research and development expenses were approximately $1,584,788 as compared to approximately $625,579 for the same period in 1995. The reasons for this increase are as stated above.

     Net interest expense as a percentage of sales was .01% in the first nine months of 1996 and 1995, respectively.

     A net loss of ($236,231) occurred in the first nine months of 1996, 1.8% of net sales. This compares to a net loss of ($421,117) for the first nine months of 1995, or 6.3% of net sales. The losses in 1996 are a combination of all of the companies. The net loss for the first nine months of 1996 is the result of the following: Conway had a net income of approximately $120,000; Eaton had a net income of $16,900. Anton experienced a net loss of ($131,800) as compared to net loss of approximately ($81,116) for the nine months of 1995; ADCO had a net income for the first nine months of $20,200 as compared to a net loss of ($32,300) for the first nine months of 1995; ADCO South had a net loss of ($10,700) for the first nine months of 1996 as compared to a net loss of ($52,400) for the first nine months of 1995; Vectors had a net loss of ($175,145) as compared to a net loss of ($129,764) for the first nine months of 1995. Corporate overhead was approximately $160,000 as compared to $136,000 for the first nine months of 1995. The Company had interest income of approximately $131,000 for the first nine months of 1996 as compared to $4,500 for the first nine months of 1995.

     The third quarter of 1996, showed a net loss of ($179,469) as compared to a net loss of ($73,364) for the same period of 1995. During the third quarter, the Company had interest income of approximately $81,952 as the result of the cash balance on hand. The primary reason for the increase in cash is described below in the Liquidity and Capital Resources section of this report.

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

Liquidity and Capital Resources

     The Company's primary sources of working capital this year has been the receipt of funds from the sales of stock pursuant to Regulation S under the Securities Act of 1933. In the first six months of 1996, the Company sold 610,885 shares of common stock and received net proceeds of $3,318,733. In connection with the common stock issuance, 314,478 warrants were granted to purchase common stock at $6.625 per share exercisable over a two-year period. All of the warrants were exercised in the second quarter of 1996 and the Company received net proceeds of $1,963,703. In connection with its 1992 Initial Public Offering, the Company sold to the underwriters warrants to purchase 55,000 shares of the Company's common stock exercisable at $6.00 per share during the four year period beginning June 16, 1993; 40,000 warrants were exercised in July 1996 and 15,000 warrants were exercised in October 1996 at $6.00 per share.

     The current ratio at September 30, 1996, was 3.5 as compared to 1.4 at December 31, 1995 and 1.3 at September 30, 1995. Working capital for the first nine months of 1996 was $8,766,231 or 62.3% of total assets. Working capital for the first nine months of 1995 was $669,722 or 17.0% of total assets. At December 31, 1995, working capital was $708,946 or 18.6% of total assets. The Company values its inventories using the FIFO method.

     As of September 30, 1996, cash and cash items increased to $6,487,427, as compared to $262,099 at December 31, 1995. The main reason for this increase in cash was the sale of 907,293 shares of the Company's common stock. The Company believes it has adequate cash and cash equivalents to meet its working capital needs.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Liquidity and Capital Resources, continued


     Business in the first eleven months of 1996 continues to be very competitive but encouraging. Anton and Conway are expecting to deliver five fire trucks for the forth quarter of 1996. Anton has hired additional sales representatives to cover Massachusetts, New York, Louisiana, and Florida.
Anton has enlarged its Scarborough service center to better handle refurbishing of fire trucks. Eaton expects its sales to increase in the fourth quarter in part because of the recent pharmacy freedom of choice legislation passed in Massachusetts. The capital infusion of $200,000 by Nyer will give them the ability to increase their buying power with their present suppliers. Eaton also continues to explore potential acquisitions of other independent pharmacies in the western Massachusetts area. ADCO continues to focus on its long-term care market and is pursuing more business with physician groups. ADCO's sales of its accessibility equipment continues to increase as ADA compliance is being acted on throughout the State of Maine. ADCO South continues to explore entering the high volume incontinence and glove markets in long-term care facilities in South Florida.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

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


     (7)   The failure of suppliers to timely deliver products.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                             PART II


  Item 1.  Legal Proceedings. N/A.

  Item 2.  Changes in Securities.  N/A.

  Item 3.  Defaults Upon Senior Securities. N/A..

  Item 4.  Submission of Matters to a Vote of Security Holders.

           The Annual Shareholder's meeting was held on September 30, 1996, at 10:00 a.m. at the Corporate Headquarters located at 1292 Hammond Street, Bangor, Maine 04401. A total of 3,573,650 shares were voted.

           The following individuals were elected to serve on the board of directors of the Company until the next annual meeting by an affirmative vote of 3,573,650.




           Name                            Name
           Samuel Nyer                     Michael Anton
           William Clifford, Jr.           Donald Lewis, Jr.
           Kenneth Nyer, M.D.              Howard Parker, M.D.
           Daniel Striar


           The following items of business were also ratified:

           All 3,573,650 shares voted to ratify Coopers & Lybrand, L.L.P., as the Company's independent auditors for the year ended, December 31, 1996.

           The shareholders also approved the amendments to the Company's articles of incorporation relating to corporate governance. 3,004,770 voted yes; 432,880 voted no; and 136,000 voted to abstain.

           All 3,573,650 shares were voted authorizing the transaction of any other lawful business that properly came up before the annual meeting of shareholders.

  Item 5.  Other Information.  N/A.

  Item 6.  Exhibits and Reports on Form 8-K.

           Form 8-K filed on August 22, 1996.
               Item 1. N/A
               Item 2. Acquisition or Disposition of Assets. The acquisition of
                       Eaton/D.A.W.
               Item 3. N/A
               Item 4. N/A
               Item 5. Other Events.
               Item 6. N/A
               Item 7. Financial Statements and Exhibits

           Form 8-K/A No. 1 filed on September 10, 1996.

FORM 10-QSB/A      NYER MEDICAL GROUP, INC.   000-20175      SEPTEMBER 30, 1996

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                                    PART II

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NYER MEDICAL GROUP, INC.


     Date:  November 26, 1996                     // William Clifford, Jr.
                                                  William Clifford, Jr.
                                                  Vice-President




     Date:  November 26, 1996                     // Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Accounting Officer)