Form 10KSB
period 1996-12-31
NYER MEDICAL GROUP INC
filed 1997-04-14
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                   Commission File No. 000-20175

                     Nyer Medical Group, Inc.
          (Name of small business issuer in its charter)

          FLORIDA                                 01-0469607
(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)                 identification no.)


   1292 Hammond Street, Bangor, Maine                  04401
(Address of principal executive offices)            (Zip code)

Securities registered under Section 12(b) of the Securities Act:

                                                Name of Exchange
Title of Each Class                             on which registered
     None                                              None


Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, Par Value $.0001
                       (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


     Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

                             1 of 45

     State issuer's revenues for its most recent fiscal year.
$21,093,488

     The aggregate market value of the Company's voting stock held by non-affiliates as of April 11, 1997 was approximately
$12,807,965 based upon the closing price. There were 3,400,093 shares of common stock outstanding as of April 11, 1997.

     Documents Incorporated by Reference:  See Item 9-13

     Transitional Small Business Disclosure Format:
                        Yes _  No X



















                                       PART I
ITEM 1.   Description Of Business.
General
     Nyer Medical Group, Inc. (the "Company") is a holding company with various interests in the medical products business. It also distributes equipment, supplies and novelty items to emergency medical services companies, fire departments and police departments. The Company owns all of the outstanding capital stock of ADCO Surgical Supply, Inc. ("ADCO") and ADCO South
Medical Supplies, Inc. ("ADCO South").  The Company also owns
90% of the outstanding stock of Nyle Home Health Supplies, Inc. ("Nyle Home Health"). The remaining 10% of Nyle Home Health is owned by Dr. Howard Parker, a director of the Company. The Company owns 80% of the stock of Anton Investments, Inc. ("Anton") and Conway Associates, Inc. ("Conway"). Mr. Michael Anton, a director of the Company, owns the remaining 20% of the stock of Anton and Conway. The Company owns 80% of the outstanding stock of SCBA, Inc. ("SCBA"), with the remaining 20% of SCBA also being owned by Mr. Michael Anton, a director of the Company. SCBA repairs closed breathing apparatus equipment used by fire departments. The Company owns 80% of a retail pharmacy chain, D.A.W. (Eaton). The remaining 20% of the stock is owned by 5 individuals who are former shareholders of Eaton. The Company also owns 80% of a franchising company, FMT, Inc.(FMT). The remaining 20% is owned by the same individuals as mentioned above. FMT is involved in the franchising of pharmacy outlets. The Company started a new company in December of 1996, Nyer Nutritional Systems, Inc. ("Nyer Nutritional"). The Company owns 80% of the outstanding stock of Nyer Nutritional, Mr. Doyle Boatwright, a director of the Company, owns the remaining 20%. Nyer Nutritional is currently distributing their patented liquid nutritional formula for tube feedings. The Company also currently owns 34.6% (34.6% as of January 1997 and 56.5% as of December 31, 1996) of the outstanding stock of Genetic Vectors, Inc. ("Vectors"). Having completed an Initial Public Offering in December 1996, 512,000 shares of Vectors common stock was spun-off to the Company's shareholders, in January 1997.

Medical Products/Services Businesses
ADCO - ADCO South - Nyle Home Health
     ADCO started as a quality distributor of medical supplies over 34 years ago and is engaged in business throughout New England.
In fiscal 1996, ADCO generated net sales of approximately $4.51 million. ADCO South, which commenced operations in 1992 and serves South Florida, generated approximately $1.20 million in net sales for 1996. The products supplied by ADCO/ADCO South include motorized rehabilitative equipment such as stair glides, chair lifts, scooters, wheelchairs and hospital beds, various kinds of rehabilitative aids, surgical gloves (whose market is rapidly expanding into non-traditional areas), first-aid equipment utilized by persons who are rehabilitating from operations, serious illnesses and accidents, diagnostic kits, laboratory and diagnostic equipment and supplies, incontinent supplies, surgical and medical equipment, both disposable and reusable, disposable medical supplies and various other products including nursing uniforms and shoes. The Company estimates that ADCO/ADCO South's in-stock inventory consists of over 4,000 different products. In addition, within 48 hours, ADCO/ADCO South can deliver approximately 25,000 additional products to their customers.

     Pursuant to trade practice, ADCO is the semi-exclusive northern New England area distributor for the product lines of various manufacturers including two lines of incontinence products which accounted for approximately $600,000 in revenues in fiscal
1996.

     In addition, through its membership in the Central Independent Dealer Association ("CIDA"), a nationwide group of approximately 72 wholesale distributors, ADCO enjoys certain semi-exclusive distrib-ution rights. CIDA members are also offered additional product discounts not otherwise readily available to regional or local distributors.

     With new medical technology enabling longer life spans coupled with a demographic trend of the aging of "baby boomers" and increased federal legislation concerning the handicapped, the Company believes the demand for ADA (American Disabilities Act) items will increase during the next few decades.

     ADCO's marketing strategy involves making regular direct contact with physicians, nurses, nursing homes and hospitals. New business is sought from smaller customers using traditional approaches such as sales representatives, direct mail and advertisements. ADCO South generally solicits business from physicians due to the high number of physicians per capita in the South Florida market. The Company's salespeople serve existing customers through periodic visits where warranted and telephone inquiries designed to solicit additional business and maintain good relationships with such customers.

     ADCO offers "in house" equipment installation and repair services for large, motorized rehabilitative equipment, such as stair glides, wheelchairs, chair lifts and scooters. In addition, ADCO has arranged for training of their service technician to provide service and repairs to physicians for sterilizers, autoclaves, electrocardiographs, centrifuges, examination tables and other equipment used in physician offices and clinics. These reconditioning services enable the Company to provide extensive customer support. ADCO's competitors generally contract out installation thereby yielding control of scheduling and quality control. The service department allows ADCO to enjoy what the Company believes is a distinct, competitive advantage over other medical distributors.

     ADCO achieves over a 93% plus order fill rate which serves to further increase customer service and loyalty. ADCO's inventory turns over approximately four to five times per year due to its high service levels and a large inventory of specialty home care and rehab equipment.

     ADCO is one of the larger independent wholesale distributors operating within New England excluding national competitors that concentrate on selling to hospitals. ADCO maintains approximately 1,075 active customer accounts comprised primarily of physicians and long-term care facilities.

     ADCO has established a 3,000 square foot retail home health store within its warehouse facility as a revenue producing, retail extension to ADCO's traditional wholesale operation. The retail store was initially started to provide ADCO with increased revenues, retail merchandising experience and market research and consumer information on the products, markets and customers it serves. ADCO's retail operation has increased its purchasing power within certain product categories. Retail sales require minimal additional overhead costs due to the fact that the retail home health store is located within the existing warehouse. Future off-site stores are being contemplated to take advantage of the growing retail health care needs of an aging customer base.

     ADCO provides all types of medical equipment and supplies to the public including stair glides, wheelchairs, chair lifts, nursing uniforms, adult undergarments, and many disposable medical items. The Company believes that the retail store maintains an excellent competitive advantage due to its relationship with the warehouse facility. The warehouse provides ADCO's retail operation with an extensive inventory consisting of products from over 400 manufacturers. In stock items are immediately available when ADCO retail customers request them.

     The retail store is also able to capitalize upon ADCO's installation and repair facility. Additionally, since much of ADCO's general and administrative expenses are already in place with the existing wholesale operation, ADCO believes the retail facility produces profit margins equal to the general retail home health product industry.

     Retail store customers include doctors and nurses, preferring to personally purchase rather than order equipment by telephone or through catalogs, patients requiring rehabilitative equipment and the general public.


     ADCO South is a medical supplies wholesaler which operates out of a warehouse facility in West Palm Beach, Florida. ADCO South generally concentrates on supplying physicians with medical supplies and medical equipment. ADCO South currently has seven full-time employees consisting of one office manager, three outside salespersons, one inside salesperson, one purchasing office clerk and one warehouse clerk. There is also one part-time salesperson. These employees are all experienced local hires with local contacts. No training or other expense was incurred in their hiring. These employees participate in the Company's standard benefits. Sales currently come primarily from West Palm Beach, Fort Lauderdale, Martin County, and Indian River County north of West Palm Beach. ADCO South continues to work on expanding its presence in the St. Lucie County area in the Florida gold coast region and the greater Miami area.

     Marketing

     The marketing efforts of the medical products business are headed by ADCO's vice president of sales and general manager, William Clifford. Mr. Clifford is also the Company's vice-president of sales. The Company is actively marketing group buying programs to solicit the large number of physicians, long-term care facilities, and clinics that are consolidating through its national CIDA Group Provider Program. This program enables the customers to receive the pricing benefits of a large national organization yet provide customers with the benefits of dealing with independent dealers.

     ADCO's sales are achieved through the services of five independent sales representatives who travel throughout New England contacting existing and potential customers and through tele-marketing, catalogs and mailing campaigns for existing customer accounts. ADCO South's selling efforts are also directed by Mr. Clifford, who is assisted by the three Florida-based sales-persons.

     Competition

     All aspects of the Company's medical products business are subject to significant competition. The Company's national competitors generally have substantially greater financial resources and other competitive advantages, although they trad-itionally concentrate on hospitals. Nonetheless, ADCO/ADCO South believe they have certain competitive advantages which enable them to compete favorably with larger competitors because of their ability to be flexible and creative for their customers.

     Unlike major competitors that concentrate on serving large hospitals, ADCO derives only limited revenues from hospitals.
ADCO serves hospitals on a specialty basis providing equipment and services to physician managed and owned offices. ADCO South does not service hospitals and has no intention of attempting to serve that market. ADCO estimates that approximately 30% of its wholesale business is derived from sales to physicians, 40% to nursing homes, 10% to its home care division, 5% to supply ADA accessibility equipment, 5% to hospitals, and 10% to various other health care consumers. The most important competitive factors are ADCO/ADCO South's commitment to service and ADCO's ability to repair rehabilitative and medical equipment throughout its large market area.

     The national market for wholesale distribution of medical and home health care supplies is served in large part by Baxter, Durr-Fillauer, General Medical, McKesson, PSSI and Owens & Miner. PSSI is the largest national supplier of supplies to physician offices and clinics. Although hospitals are believed to constitute most of these company's largest customer group, these companies claim to serve over 17,000 other customers including physicians and clinics throughout the United States including the New England area. Despite the presence of large companies, ADCO/ADCO South believe the distribution of medical products in physician sites and long-term care facilities are still controlled by many small local and regional distributors.


     Backlog/Seasonality

     The Company's medical products business has never had a significant amount of back orders due in large part to the fact that it fills its orders rapidly and has a very high in stock-order fill rate.

     The Company's medical products/services businesses generally are not seasonal. Accordingly, the Company does not believe a comparison of operating results by season would be meaningful.

EMT, Fire, Police Products/Services Businesses

     Anton Investments, Inc. - Conway Associates, Inc - SCBA,Inc.

     Anton is a distributor of fire, police and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area. Anton generated approximately $3,232,792 in net sales for 1996.

     Prior to the Company purchasing an 80% interest in Anton Investments Inc. in 1993, (together with Mr. and Mrs. Anton purchasing the other 20%) Anton (doing business as Anton Enterprises) had been in business since 1980. Anton conducts approximately 80 percent of its business with municipal and industrial fire departments, while law enforcement agencies and emergency rescue units comprise 10 percent each. Anton continues to broaden its market area, with approximately 60 percent of its sales now taking place in Maine, 25 percent in New Hampshire, 5 percent in Vermont, 5 percent in Massachusetts, with the remainder outside of New England.

     The Company divides its activities among four overlapping areas: (1) the distribution of equipment used by municipal and industrial fire departments, public law enforcement agencies, emergency medical and rescue units; (2) the sale of turnout gear, custom uniforms, footwear and other items of apparel worn by these professions; (3) the sales and services of new and used fire apparatus; and (4) the exclusive gift shop for the fire, police and rescue personnel and their families, with merchandise such as badges, insignias decals, helmet fronts, vehicle markers, flashing warning lights, children and adult t-shirts, toys, rings and novelty gift items.

     Anton continues to represent Ferrara Fire Apparatus, Inc. a prominent Louisiana-based manufacturer of fire trucks. Many of the leading manufacturers in the public safety products line have chosen Anton as their exclusive dealer or master distributor in all or part of the northern New England region.

     Anton maintains a fully equipped service center at its Scarborough, Maine location, doing installation and service on emergency warning lights, major fire pump repairs and SCBAs (self-contained breathing apparatus). Anton also has a fully equipped service vehicle available for 24-hour emergency calls.

     Anton maintains an extensive inventory of its most popular products at its Scarborough headquarters. Inventory is bought through manufacturers, or purchased from Michael Anton's inventory (which was purchased prior to the acquisition by Mr. Anton). While Anton is generally able to fill orders from its own inventory on a same day basis, the Company has established arrangements with most of its suppliers whereby non-inventoried items and special orders can be drop-shipped by the manufacturer to the customer with the same degree of responsive service.

     The sales staff of Anton have extensive backgrounds in fire-rescue and/or law enforcement.

     Anton's sales staff consists of one full-time outside sales representative, a fire apparatus sales manager, and four inside sales representatives who handle price quotes, competitive bids and walk-in trade at the retail store. There is one full-time inside sales manager in the Massachusetts location.

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of Conway's stock in February 1996. Conway is located in Massachusetts. Conway's net sales for 1996 were approximately $5,229,600.

     Conway conducts about 95% of its business with municipal and industrial fire departments, with the remainder being emergency rescue units throughout New England. Conway has been in business since 1971. Conway's market area includes approximately 65% of its sales from Massachusetts, 15% in New Hampshire, 10% in Vermont, 8% in Maine, with the remainder outside of New England.

     The Company distributes mainly to the following types of businesses: municipal and industrial fire departments, industrial and power supply companies, and emergency medical and rescue units. Conway sells turnout gear, footwear and other items of clothing worn by these companies, equipment and supplies that are used in these industries, and the sales and service of new and used fire and ambulance apparatus.

     Conway represents 3-D Manufacturing, Inc., a Wisconsin-based manufacturer of fire trucks.

     Conway maintains a limited inventory. Conway has access to Anton's inventory located in Massachusetts and Scarborough, Maine, and through its many suppliers, has access to having items drop-shipped or shipped directly to the Company within a few days.

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of SCBA's stock in February 1996. SCBA is located in Massachusetts with Conway. SCBA's net sales for 1996 were approximately $38,000. SCBA services fire department's and industrial company's self-contained breathing apparatus gear.

     Marketing and Sales

     Anton's marketing and sales are headed by Michael Anton, President of Anton and a director of the Company, Anton markets and sells its products through direct calls, retail store, and its own catalog with the assistance of the outside and inside sales force. Sales and marketing are conducted in New England.

     Conway's marketing and sales are headed by Brian Barton, Sales Manager. Their marketing and sales are achieved through flyers, direct call from the inside and outside sales force.

     Competition

     All areas of the Anton's and Conway's fire, police and rescue products are subject to competition. Some of this competition is through companies who use direct mail or via tele-marketing efforts. Despite the presence of competition, Anton and Conway believes its sales force, extensive inventory, and emphasis on service give them an edge over the competition.



               Backlog/Seasonality

     The businesses of Anton, Conway, and SCBA does not experience significant back orders. The exception would be the sale of fire trucks. The lead time traditionally is between 150-180 days before delivery.

     The businesses of Anton, Conway, and SCBA generally are not seasonal. A comparison of seasonal figures would not be meaningful.

Eaton Apothecary

     In August 1996, the Company acquired 80% of Eaton, a profitable nine-store chain of pharmacies operating in the greater Boston area. The Company paid $411,698 and issued 20,000 shares of its common stock, with a value of $297,500. The Agreement provides an adjustment mechanism to reduce the purchase price by up to $100,000 if Eaton's income before taxes during the first year following the closing is not at $300,000. In addition, the Company contributed an additional $1,000,000 in working capital which funds may only be used for the business of Eaton as agreed upon between the Company and the sellers, who remained as managers of Eaton. Finally, the Company guaranteed that the 20,000 shares of its common stock issued to the Sellers will have a fair market value equal to $175,000 two years following the closing date. Consistent with its policy of requiring less than wholly-owned subsidiaries to reimburse the Company for its costs in providing management services, Eaton has a service agreement with the Company, where they will pay to the Company, a fee equal to one-third of 1% of their net sales for the prior fiscal quarter in exchange for services performed. Additionally, Eaton is required to reimburse the Company for additional legal, auditing, and accounting fees and costs.

     Each of the five sellers (except in one case the husband of a member) entered into five-year employment agreements with Eaton through which each receives a base annual salary and a percentage of annual pre-tax operating income in excess of $450,000.
Through a separate shareholders' agreement, control of the board directors of Eaton is split between the Company and the minority shareholders and the Company is obligated to elect one person designated by the minority shareholders to its board of directors. Mr. David Dumouchel is serving as a director in that capacity.

     Eaton operates in a highly competitive business environment. Its primary competition in its markets are the Walgreen and CVS chains and mail order prescription services. To date, pharmacies in supermarket and discount warehouse stores, such as Walmart, have not gained significant market share in communities served by Eaton.

     Eaton currently occupies a niche in the market not covered by the larger chain stores. Average store size is approximately 2,000 square feet (versus 10,000-20,000 for the average chain), with the pharmacy department as the central focus to the customer. Unlike the national chains, each store is supervised and managed by a registered pharmacist without the presence of a separate front store management organization. Eaton offers free delivery service of prescription medication to the local community. This customer benefit gives Eaton an important competitive advantage for the shut-in customer. Eaton operates six full-time delivery vehicles with each vehicle averaging 75-100 deliveries per day.
The presence of this service allows Eaton the ability to reach a broader geographic market and the ability to locate its stores in neighborhood settings rather than in high traffic, high cost shopping centers.

     The majority (approximately 75%) of Eaton's sales come from sales of prescription medication to the general public. The balance comes mainly from sales of "core drugstore categories" such as patent medication, surgical supplies, health and beauty aids, greeting cards, and candy. Eaton does not compete, nor intend to compete, in the broader chain drug store arena. It does not stock housewares, automotive, electrical supplies, convenience foods, or seasonal novelties.

Nyer Nutritional Systems, Inc.

     In December 1996, the Company organized Nyer Nutritional acquired 80% of its common stock and issued the remaining 20% to Mr. Doyle Boatwright ("Boatwright") of Phoenix, Arizona. Mr. Boatwright became president of Nyer Nutritional and a director of the Company. As consideration for the issuance of the Nyer Nutritional stock to Mr. Boatwright, he licensed to the Company four patents and one patent pending relating to tube feeding. Additionally, under the terms of the exclusive worldwide license, Nyer Nutritional is obligated to pay Mr. Boatwright and his associates royalties of 8% of net sales. The patents relate to a low ph liquid food used in tube feedings and an application to simplify and reduce the risk of infection and mortality from tube feedings using a heavy-duty feeding bag. One combined patent is pending on the administration set and the heavy-duty feeding bag.

     Nyer Nutritional distributes the liquid tube feeding nutritional product, which is sold under the name AMTFTM, in eight-ounce cans. The letters refer to anti-microbial in tube feeding. The label states that because AMTFTM does not support bacterial growth, it can reduce the incidence of enteral (medical food) linked diseases such as gastroenteritis and sepsis. Although AMTFTM may be administered through any kind of feeding bag, Nyer Nutritional's feeding bag (patent pending) is designed for up to seven days continuous use without having to be changed in contrast to the current bag offered by competitors which must be changed every day.

     Nyer Nutritional commenced marketing AMTFTM in January 1997 at the industry's major trade show. AMTFTM also offers for sale a plastic administration set which connects the patient to the feeding bag and an electronic feeding pump. AMTFTM and the feeding bags are produced by third parties for Nyer Nutritional. The management of Nyer Nutritional is confident that if either of the third parties encounters problems in producing or shipping products to Nyer Nutritional, adequate replacement manufacturers can be located.

     Nyer Nutritional recently hired a vice president of sales to assist it in marketing its products. Initial sales to a Phoenix, Arizona area hospital occurred in March 1997. Nyer Nutritional is currently negotiating with major pharmaceutical and medical companies to distribute its products in a large Asian country and in South America. Because the competitors are major pharmaceutical companies, Nyer Nutritional is actively seeking strategic alliances to market its products in order to significantly reduce marketing costs and at the same time increase the possibility of gaining market share. There can be no assurances that Nyer Nutritional will be successful in this regard.

     Consistent with its policy of requiring less than wholly-owned subsidiaries to reimburse the Company for its costs in providing management services, Nyer Nutritional pays to the Company a monthly management fee equal to the greater of $2,000 or one percent of net sales for the prior quarter. Additionally, Nyer Nutritional is required to reimburse the Company for additional legal, auditing and accounting fees and costs.


Biotechnology Business

Genetic Vector Inc.

     The Company acquired 100% of the capital stock of Genetic Vectors Inc. ("Vectors") shortly after its organization in December 1991. In March 1996, the Company entered into an agreement whereby the Company exchanged shares of its preferred stock held by the founders of Vectors and issued to them 20% of the outstanding common stock of Vectors. The agreement outlined the steps through which the Company would spin-off to the Company's shareholders a portion of the shares of Vectors' common stock held by it and Vectors would engage in a bridge financing and a subsequent initial public offering. As further part of the agreement, the Company agreed to make certain interim payments to Vectors and assumed certain liabilities of Vectors. Furthermore, in exchange for consulting services to be rendered by the founders of Vectors and their son relating to the spin-off and public offering, the Company issued to them an aggregate of 8,000 of its non-qualified stock options exercisable at $4-5/8th per share. Finally, pursuant to the agreement, the Company granted the founders of Vectors a proxy through which the Company agreed to vote its shares of common stock of Vectors in order to elect a board of directors of Vectors comprised of one person designated by the Company and remaining persons selected by the founders.

     During June/July 1996, Vectors sold 110,000 shares of its common stock at $5.00 per share at which time the Company ceased its financial support of Vectors. Effective December 20, 1996, Vectors sold 500,000 shares of its common stock to the public at $10.00 per share and thereafter sold an additional 75,000 shares at the same price to cover over-allotments of the underwriters. In reliance upon Vectors' initial public offering, the Company subsequently spun-off as a dividend to its shareholders 512,132 shares of Vectors' common stock.

     The Company is currently obligated to deliver an additional
9,166 shares of Vectors' common stock owned by it to the holders of 55,000 warrants of the Company issued in connection with the Company's 1992 initial public offering.

     The Company is also required to deliver 8,333 and 1,666 shares of Vectors' common stock to Vector's president and a non-employee director, respectively, in connection with their exercise of stock options and the Company is obligated to reserve an additional 19,000 shares of Vectors' common stock against the future exercise of stock options held by members of its board of directors. After deducting the shares it is obligated to deliver or reserve as described above, the Company will retain 771,116 shares of Vectors' outstanding common stock.

     Pursuant to the agreement entered into in March 1996, Vectors appointed Mr. William Clifford, an officer and director of the Company, to serve on the Vectors' board of directors. In addition to any indemnification agreements which Mr. Clifford may have from Vectors, the Company has agreed to indemnify Mr. Clifford against any liability he may incur arising from his service on the Vectors' board of directors subject only to limitations imposed by law.

     Vectors is a development stage company which holds certain proprietary rights to certain biotechnology products. According to the Prospectus for the Vectors' initial public offering, it expects sales of the modified version of its initial product to commence in September 1997. Other than nominal revenue from operations incurred in connection with trial marketing, Vectors has never generated any revenues from operations.


               Employees

     The Company believes that its employees represent one of its most valuable resources. Including its executive officers and outside sales force, the Company has 106 full-time and 42 part-time employees as of the date of this report. ADCO employs 28, including 1 part-time employee, ADCO South employs 7 full-time and 1 part-time persons, Anton has 12 full-time employees and 2 part-time employees, Conway employs 10 full-time and 8 part-time employees, SCBA uses Conway's personnel, Eaton employs 45 full-time and 30 part-time employees, and Nyer Nutritional employs 3 full-time employees. The Company employs one full-time person. None of the Company's employees are covered by a collective-bargaining agreement. Management believes that the Company's relationship with its employees is excellent and that it has a loyal work force. ADCO/ADCO South, Eaton provides health, dental, and life insurance for all employees after three months of employment. Anton provides for health insurance for its employees. The Company currently does not provide a retirement plan for its employees.


ITEM 2.   Description Of Property.

     The Company's executive offices and those of ADCO and Nyle
Home Health are currently located at 1292 Hammond Street, Bangor,
Maine where ADCO's warehouse and retail store are also located in a 23,000 square foot facility.

     ADCO is responsible for all utilities, sewer fees, property taxes, assessments and repairs and maintenance necessary to keep the property in working order and in compliance with city codes. ADCO maintains a $2,000,000 public liability insurance policy on the property which includes $1,000,000 of umbrella coverage.

     ADCO South leases approximately 7,812 square feet of warehouse and office space located in West Palm Beach, Florida. ADCO South has a lease for a term of three years, terminating on May 31, 1997. The monthly rental is $3,500, through May of 1997. Monthly rent includes all taxes, sewer fees, water bills and electric bills. ADCO South is required to maintain public liability insurance, including bodily injury and property damage insuring both ADCO South and the Lessor. Coverage is maintained through the Company's master policy.

     Anton leases approximately 11,800 square feet of warehouse and office space located in Scarborough, Maine, from Michael and Paula Anton. The monthly rental is $4,000. All sewer fees, water bills and electric bills are paid separately by Anton Investments, Inc.

     Anton leases approximately 800 square feet of showroom and office space in Pembroke, New Hampshire. The monthly rental is $900. Monthly rent includes all taxes, sewer fees, water bills and electric bills. The lease expires May 31, 1998.

     Anton also leases approximately 2,000 square feet of warehouse and office space located in Wilmington, MA. The monthly rental is $1,500. All sewer fees, water bills, and electric bills are paid separately by Anton. Lease expires February 1998.

     Conway leases approximately 11,200 square feet of warehouse and office space located in Haverhill, Massachusetts. The monthly rental is $3,792. All sewer fees, water bills, and electric bills are paid separately by Conway. Their lease is currently up for renewal.

     SCBA occupies approximately 500 square feet of warehouse space in Conway's building in Haverhill, Massachusetts.

     Eaton currently leases 9 stores, averaging approximately 2,000 square feet each, throughout the suburban Boston area. Their monthly lease payments range from $2,500 to $6,146. The leases have varying expirations dates with all having renewable leases.

     Nyer Nutritional currently leases approximately 650 square feet of office space in Phoenix, Arizona. The monthly rental is $547. Monthly rent includes all taxes, sewer fees, water bills and electric bills. They are currently leasing on a month to month basis.

     The Company believes that the premises are adequate for its current foreseeable needs.

ITEM 3.  Legal Proceedings.

      The Company is not a party to any material litigation.

ITEM 4.  Changes in Securities.  N/A

ITEM 5.  Defaults upon Senior Securities.  N/A



ITEM 6.  Submission of Matters To A Vote of Security Holders.

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


                            PART II

ITEM 7.   Market For Common Equity And Related Stockholder Matters.

Qualification with NASDAQ

     The Company's shares of common stock are listed and traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Capital Market, under the following symbol: NYER.

     The continuation of quotation on NASDAQ is subject to certain conditions. The failure to meet these conditions may prevent the Company's common stock from continuing to be quoted on NASDAQ and may have an adverse effect on the market for the Company's common stock. No assurances can be given that a trading market will be maintained for the Company's common stock.

     As of April 11, 1997, there were approximately 1,000 holders of the Company's shares of common stock. The high and low bid prices for the Company's common shares for each quarterly period for the last two fiscal years are as follows:



                        1996                      1995
                    Closing Bids                Closing Bids
                   HIGH       LOW             HIGH         LOW
First Quarter     $ 9.50      $ 7.38          $4.25        $1.63
Second Quarter     31.25        8.50           4.75         2.25
Third Quarter      20.00       12.30           5.50         3.25
Fourth Quarter     18.00       12.00           8.00         4.13


     Such prices reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs, or commissions. The Company's shares are traded sporadically, which may affect such prices.

     Although there are no restrictions on the Company's ability to pay dividends, to date the Company has not declared any cash dividends on any class of security nor does it anticipate doing so in the foreseeable future.

ITEM 8.  Management's Discussion And Analysis or Plan of Operation.

     The following discussion which provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 1996 and 1995, should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Report.

     Year Ended December 31, 1996 compared to Year Ended December
31, 1995.

     Total revenues for 1996 increased by approximately 133.4% from 1995 to approximately $21.0 million from approximately $9.0 million in sales in 1995. Two major reasons contributing to this increase were the acquisition of two subsidiaries, Conway and Eaton.
Conway had net sales of approximately $5.2 million in eleven months while Eaton contributed approximately $6.6 million in net sales over a 5-month period. ADCO's sales increased by 6% to $4.8 million over $4.5 million in 1995. This increase was due to ADCO's success in securing more long-term care business. ADCO South's 1996 sales decreased by approximately 4% to $1.20 million from $1.25 million in 1995. This slight decrease is attributable to decline in capital equipment sales. Anton's net sales remained approximately the same as last year at $3.23 million. SCBA had net sales of $38,0000 for 1996 as compared to 0 for 1995.

     The Company's overall gross margin was approximately 20.2% in 1996 as compared 23.0% in 1995. The reason for the decline in margin is attributable to Conway's gross profit margin of 12.6%. The reason for this low margin is due to the lower margin that are associated with fire truck sales. Fire truck sales in 1996 were $2.6 million. ADCO's gross margin decreased to 25.7% as compared to 26.0% in 1995. This slight decrease is due to the increased business in the nursing home market. ADCO South's gross margin in 1996 increased to 27.5% as compared to 22.8% in 1995. This increase was due to less capital equipment sales, which have lower margins, and a greater emphasis was put on increasing their margins in 1996. The Company believes this is within the South Florida market average. Anton's gross margin was 15.1% for 1996 as compared to 18.4% in 1995. This is the result of lower than expected gross profit margins on fire truck and equipment sales. Their average gross margin on a fire truck is 3.2%. Sales for fire trucks in 1996 were $982,992 as compared to approximately $721,500 for 1995. Eaton had a gross profit margin of 22.4%.
SCBA had a gross profit margin of 85%. Most of the cost of sales is labor related.

     Selling, general and administrative expenses increased approximately 44% in 1996 to approximately $4.7 million from $2.62 million in 1995. The increases came from mainly Conway and Eaton. Conway added approximately $653,000 while Eaton added an additional $1.3 million to selling, general and administrative expenses. ADCO's overhead remained constant as compared to 1995. ADCO South had minimal decrease in overhead. Anton had an increase of approximately $26,000, of which they recognized a one time accounts receivable write-offs of $20,000. Corporate expenses increased in 1996 as compared to 1995 by $116,793. This increase was attributable additional consulting, accounting and legal fees for 1996. Vectors contributed to the Company's overall selling, general, and administrative expenses of $210,145. Nyer Nutritional contributed approximately $36,000 for the year 1996 for office and general operating expenses.

     In total, the Company experienced a net loss of ($418,811) in 1996 as compared to a net loss of ($585,269) in 1995. This loss is attributable to the following: a loss of approximately ($67,797) was experienced by the medical and surgical, and nutritional supply companies as compared to ($204,000) in 1995. Nyer Nutritional is at the start-up phase and experienced a loss of $36,000 which is included in the medical and surgical, and nutritional division;
a loss of approximately ($107,000) resulted in the emt, police, and fire equipment and supplies division as compared to a loss of approximately ($50,000) for the year 1995; income of $128,927 was recognized by the company from their newly acquired retail pharmacy chain; a loss of ($357,585) in the biotech division as compared to a loss of ($224,000) in 1995; and a corporate loss of approximately ($14,429) in 1996 as compared to ($192,000)in 1995.

Liquidity and Capital Resources

     The Company's sources of working capital to date has been their initial public offering, the receipt of funds from the sales of stock pursuant to regulations D and S under the Securities Act of 1933. In fiscal 1995, the Company sold 290,000 shares of common stock and received net proceeds of $775,000.

In 1996, the Company sold 752,815 shares of common stock under Regulation S of the Securities Act of 1933, which netted proceeds of $5,340,042. In connection with this sale, the Company issued 388,908 warrants to purchase additional common stock at a weighted average exercise price of $7.32 per share. Subsequently, 346,408 warrants were exercised, for which the Company issued 321,278 shares of common stock for net proceeds of $1,963,703. The remaining 42,500 warrants not exercised expired in October 1996.

In addition, in July and October, 1996, 55,000 warrants that were issued in connection with the Company's 1992 Initial Public
Offering, were exercised with proceeds to the Company of $330,000.

In 1996, 18,000 stock options were exercised and the Company netted proceeds of $83,200.

Net cash used by operating activities was ($206,278) for the year ended December 31, 1996 and ($413,316) for the year ended December 31, 1995. The primary use of cash from operations in 1996 was used to increase inventoies and accounts receivables.
In 1996 and 1995, the net cash (used) in investing activities was ($1,061,712) and ($50,606), respectively. Fixed assets acquired in 1996 totaled $167,707 and was comprised of vehicle additions and other equipment. Net cash provided by financing activities was $7,398,779 and $628,000 in 1996 and 1995, respectively.

     In January 1997, the Company completed its spin-off of Vector's common stock which resulted in 512,071 shares of common stock being distributed as a dividend to shareholders of Nyer. After the completion of the spin-off, Nyer held 34.6% of the outstanding common stock of Vectors. Although the Company intends the spin-off to qualify as a tax-free exchange, under Internal Revenue Service rules, this transaction may not qualify as a such. The effect on future results has not yet been determined.

     Business in the first quarter of 1997 continues to be very competitive. ADCO continues to focus on its long-term care market and is pursuing more business with physician groups. ADCO's sales of its accessibility equipment continue to increase as compliance is being acted on throughout the State of Maine. ADCO South is currently looking to hire a local sales representative to actively solicit business in its local market area. ADCO South is also continue to explore entering the high volume incontinence and glove markets in long-term care facilities in South Florida. Anton has enlarged its Scarborough service center to better handle refurbishing of fire trucks. Anton, Conway, and SCBA are looking at ways to better utilize their combined products and service capabilities in order to increase sales and gross profit dollars in 1997.

     Eaton is looking at potential acquisitions to further enhance its position as the leading independent pharmacy chain in the greater North Shore area of Massachusetts. Eaton will also try to expand its marketing and sales of home health care products and accessibility products. This will continue to enhance its reputation as a leading provider of professional pharmacy supplies and equipment.

     Nyer Nutritional's products are actively being marketed to home health care providers and agencies throughout the United States. Nyer Nutritional also is working on developing world wide contracts on its patented nutritional products. The company has received several trial orders.

     The Company anticipates at current cash levels is adequate to fund the operating needs and potential acquisitions for the foreseeable future.




Selected Financial Data



                                                         1996

                                    1995            1994            1993
          1992
Summary of Operations:>       [C]
Sales and other revenues                                   $21,093,488
     $9,046,018      $8,248,223      $6,686,186     $5,489,608
Cost of sales                                               16,834,712
      6,966,817       6,172,776       4,688,230      3,838,112
Gross Margin                                                 4,258,776
      2,079,201       2,075,447       1,997,956      1,651,496
Selling,general, and admin    4,469,988      2,390,157       2,753,873
       2,360,194      1,808,143
Operating expenses-Genetic Vectors                             157,822
        211,086
Research and development costs-Genetic Vectors                  52,323
         21,000          42,931          74,546        131,824
Operating (loss)income     (421,357)      (543,042)  (721,357)   (436,784)
     (288,471)
Equity in loss of subsidiary                                   147,440
Interest (income) expense, net    (147,907)        54,738          53,241
          29,295         12,896
(Loss) income before minority interest (420,890)      (597,780)
     (774,598)       (466,079)      (301,367) nterest
 2,079         12,511           8,302          (8,985)
Net (loss   $  (418,811)    $ (585,269)     $ (766,296)     $ (475,064)
 $ (301,367)


Per Share Data:
Net(loss)                                                         (.14)
       (.29)           (.41)           (.26)          (.20)

Year-End Position:
Total assets  $17,141,829     $3,804,987      $3,756,408      $4,236,661
    $4,071,137
Property, plant, and equipment, net  1,020,799        764,031
     833,019         909,755        747,900  king capital
9,057,883        708,946         589,879       1,317,562      1,779,602
Long-term debt(excluding current portion)
 1,246,843        451,401         454,564         699,411        451,804
 interest       648,003         31,372          43,883          52,185

Shareholders' equity   11,935,387      1,359,715       1,298,021
   1,912,442      2,387,506

Financial Ratios:
Gross margin % to sales      20.0           23.0            25.0       29.9
         30.0
Net (loss) % to sales
       (2.0)          (6.5)           (9.3)           (7.1)          (5.4)
Current ratio
     3.7            1.4             1.3             1.8            2.4

Other Data:
Weighted average common shares
  outstanding
 2,974,789        2,021,495       1,858,890       1,789,726      1,477,135
Capital expenditures  167,707          44,342           9,816
        196,846        674,493
Depreciation and amortization   198,645         123,653         193,682
     132,986         70,401


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS








                                                        Page(s)

Report of Independent Accountants                         F 1


Consolidated Financial Statements:


  Consolidated Balance Sheets as of December 31,
    1996 and 1995                                         F 2-3


  Consolidated Statements of Operations for the
    years ended December 31, 1996 and 1995                F 4


  Consolidated Statements of Changes in
    Shareholders' Equity for the years ended
    December 31, 1996 and 1995                            F 5


  Consolidated Statements of Cash Flows for
    the years ended December 31, 1996 and 1995            F 6-7


  Notes to Consolidated Financial Statements              F 8-19






























                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
  Nyer Medical Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Nyer Medical Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nyer Medical Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Portland, Maine
April 4, 1997


/S/ Coopers & Lybrand,L.L.P.


















                                        F-1

                     NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1996 and 1995

                                    ASSETS

                                              1996           1995
Current assets:
  Cash and cash equivalents              $ 6,392,888     $   262,099
  Accounts receivable, less
    allowance for doubtful accounts
    of $167,502 and $99,585 at
    December 31, 1996 and 1995,
    respectively                           2,629,847       1,076,299
  Inventories, net                         3,161,925       1,250,434
  Prepaid expenses                           118,577          55,585
  Receivables from related parties            66,242          27,028

            Total current assets          12,369,479       2,671,455

Property, plant and equipment, at
  cost:
  Land                                        92,800          92,800
  Building                                   638,624         623,274
  Leasehold improvements                     290,606           2,703
  Machinery and equipment                     65,120          51,576
  Transportation equipment                   213,006         159,360
  Office furniture, fixtures,
    and equipment                            413,133         397,745

                                           1,713,289       1,327,458
  Less accumulated depreciation
    and amortization                        (692,490)       (563,427)

                                           1,020,799         764,031
Goodwill and other deferred assets,
  net of accumulated amortization of
  $135,043 and $71,460 at December 31,
  1996 and 1995, respectively                910,030         220,921
Advances due from related companies           42,438          41,825
Investment in unconsolidated
  subsidiary                               2,683,112
Other                                        115,971         106,765

                                           3,751,551         369,511

            Total assets                 $17,141,829     $ 3,804,987









                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-2

                    NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                              1996           1995

Current liabilities:
  Notes payable due related parties      $   309,372     $   486,324
  Current portion of long-term debt          324,208         181,991
  Accounts payable                         2,315,528         926,597
  Accrued payroll and related taxes          122,622         185,681
  Accrued expenses and other
    liabilities                              239,866         181,906

           Total current liabilities       3,311,596       1,962,499

Long-term debt, net of current
  portion                                  1,246,843         451,401
Minority interest                            648,003          31,372

Commitments (leases)

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1               1
  Class B Preferred stock, par value
    $.0001, Authorized: 300,000 shares;
    issued and outstanding: 0 and
    300,000 shares at December 31, 1996
    and December 31, 1995, respectively                           30
  Common stock, par value $.0001
   Authorized: 10,000,000 shares;
    issued and outstanding:
    3,400,093 and 2,183,000 shares
    at December 31, 1996 and 1995,
    respectively                                 341             218
   Additional paid-in capital             15,314,055       4,354,165
   Stock sale receivable                    (115,500)       (150,000)
   Accumulated deficit                    (3,263,510)     (2,844,699)

     Total shareholders' equity           11,935,387       1,359,715

            Total liabilities and
              shareholders' equity       $17,141,829      $3,804,987








                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-3

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the years ended December 31, 1996 and 1995


                                              1996           1995

Net sales                                $21,093,488     $9,046,018

Cost and expenses:
  Cost of goods sold                      16,834,712      6,966,817
  Selling and retail                       2,352,786        942,570
  Warehouse and delivery                     362,048        288,715
  Administrative                           1,762,463      1,158,083
  Operating expenses-Vectors                 210,145        232,086
                                          21,522,154      9,588,271

        Operating loss                      (428,666)      (542,253)

Other income (expense):
  Equity in loss of unconsolidated
    subsidiary                              (147,440)
  Interest expense                           (76,253)       (63,806)
  Interest income                            224,160          9,068
  Other                                        7,309           (789)
        Total other expense                    7,776        (55,527)

        Loss before
         minority interest                  (420,890)      (597,780)

Minority interest                              2,079         12,511

        Net Loss                          $ (418,811)    $ (585,269)

  Loss per common share                   $     (.14)    $     (.29)

Weighted average number of common
  stock and common stock equivalents
  outstanding                              2,974,789      2,021,495















                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-4
NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1996 and 1995

Class A              Class B
Preferred Stock      Preferred Stock      Common Stock    Additional  Total
                         Paid-in    Stock Sale     Accumulated   Shareholders'
Shares Amount Shares   Amount     Shares   Amount C apital    Receivable
 Deficit         Equity
Balance,
December 31, 1994
2,000     $ 1      300,000   $30     1,893,000   $189   $ 3,557,231
                $(2,259,430)  $ 1,298,021
  Issuance of common
    stock                                                     265,000     26
       671,937  $ (150,000)                      521,963
  Exercise of common
    stock options                                              25,000      3
       124,997                                   125,000
  Net loss
                                      (585,269)     (585,269)
Balance,
December 31, 1995    2,000       1        300,000    30     2,183,000    218
     4,354,165    (150,000)     (2,844,699)    1,359,715
  Proceeds-stock
    subscription
    receivable
                            150,000                       150,000
  Stock options exercise
    receivable                50,000      5       115,495    (115,500)
                           0
  Issuance of common
    stock                                                     752,815     75
     5,339,967                                 5,340,042
  Exercise of common
    stock warrants                                            376,278     39
     2,293,670                                 2,293,709
  Exercise of common
     stock options                                             18,000      2
      117,698                                   117,700
  Purchase of subsidiary                                       20,000      2
       297,498                                   297,500
  Retirement of
     class B preferred
     stock                               (300,000)  (30)
                                30                                         0
  Increase in
     proportionate
     investment in equity
     of unconsolidated

     subsidiary
                                                                  2,795,532
                                 2,795,532
  Net loss
                                (418,811)    (418,811)
Balance,
December 31, 1996    2,000     $ 1              0  $  0     3,400,093  $341
    $15,314,055  $ (115,500)     $(3,263,510) $11,935,387

            The accompanying notes are an integral part
                 of the consolidated financial statements.
                                                                         F-5
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended December 31, 1996 and 1995
                                              1996           1995
Cash flows from operating
      activities:
  Net loss                                $ (418,811)     $ (585,269)
  Adjustments to reconcile to net cash
      used in operating activities
  Loss of unconsolidated
      subsidiary                             147,440
  Depreciation and amortization              198,645         123,653
  Compensation expense in connection
      with common stock option exercise       35,000
  Minority interest                          (2,079)        (12,511)
   Changes in certain working capital
      elements                              (166,473)         60,811
      Net cash flows used in
           operating activities             (206,278)       (413,316)

Cash flows from investing activities:
  Acquisition of subsidiaries, net of
      cash acquired                         (808,229)
  Purchase of property, plant and
      equipment                             (167,707)        (44,342)
  Sale/recovery of property, plant,
      and equipment                                            3,898
  Net change in advances due from
      related companies                         (613)          2,562
  Increase in other assets                   (85,163)        (12,724)
      Net cash used in investing
           activities                     (1,061,712)        (50,606)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                          26,020          42,797
  Payments of long-term debt                (316,740)       (112,096)
  Payments on line of credit                                 (75,000)
  Net (repayments to)proceeds from
      notes due related parties             (176,952)        125,336
  Proceeds from issuance of common
      stock                                5,340,042         521,963
  Proceeds from stock subscription
      receivable                             150,000
  Proceeds from exercise of common
      stock warrants                       2,293,709
  Proceeds from exercise of stock
      options                                 82,700         125,000
      Net cash provided by
           financing activities            7,398,779         628,000

Net increase in cash
      and cash equivalents                 6,130,789         164,078
Cash and cash equivalents at
      beginning of period                    262,099          98,021
Cash and cash equivalents at
      end of period                       $6,392,888      $  262,099

                       The accompanying notes are an integral
                       part of the consolidated financial statements.
                                        F-6

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued




                                              1996           1995

Changes in certain working capital
     elements:
  Accounts receivable, net                  (583,908)         (7,810)
  Inventories                               (122,547)         33,997
  Prepaid expenses                           (14,332)        (12,387)
  Receivables from related parties           (39,214)         28,652
  Accounts payable                           726,402         (73,851)
  Accrued payroll and related taxes         (115,005)         73,764
  Accrued expenses and other liabilities     (17,869)         18,446

     Net change                           $ (166,473)     $   60,811

Supplemental disclosures of cash
  flow information:
Cash paid during the year for:

  Interest                                $   69,218      $   56,422

The acquisition of subsidiaries, net of cash acquired, is summarized as follows:

       Working capital, other than cash   $1,567,283
       Property, plant and equipment         267,299
       Other assets                          349,470
       Goodwill                              379,550
       Long-term debt                       (934,163)
       Minority interests                   (523,710)
       Common stock                         (297,500)
          Cash paid for acquisitions      $  808,229

Non-cash transactions:

    During 1996, an officer of the Company exercised 50,000 stock options for which the Company received a note receivable for $115,500.

    Additionally, the exercise of 50,000 warrants, by an unaffiliated third party, resulted in a cash less exercised with the equivalent issuance of 24,870 shares of common stock.












                       The accompanying notes are an integral
                       part of the consolidated financial statements.
                                        F-7

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    The Company

    Nyer Medical Group, Inc. ("Company") is a holding company with operations in the medical products distribution, biotechnology, nutritional tube feeding products, emergency medical services, fire, and police equipment and supplies businesses. The Company's wholly-owned subsidiaries, ADCO
    Surgical Supply, Inc. (ADCO), ADCO South Medical Supplies, Inc. (ADCO South) and 90% owned Nyle Home Health Supplies, Inc. (Nyle Home Health) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. The Company's biotechnology business, which develops products for molecular biology research and biotechnology industrial applications is conducted through Genetic Vectors, Inc., (Vectors), which the Company owns 56.5%.( See Note 9). Anton Investments, Inc., 80% owned by the Company, is engaged in the wholesale and retail sales of equipment, supplies, and novelty items to emergency medical services, fire departments and police departments located throughout most of New England. Conway Associates, Inc., 80% owned by the Company, is engaged in the wholesale sales of equipment and supplies to emergency medical services and fire departments throughout New England. SCBA, Inc. (SCBA), 80% owned by the Company, is engaged in the servicing of fire department's self contained breathing apparatus. D.A.W., Inc.(Eaton Pharmacy),80% owned by the Company, is a chain of nine pharmacy drug stores with sales in the suburban Boston area and its related company, FMT, Inc.(FMT), which is also 80% owned by the Company, is involved in the franchising of pharmacy retail outlets. Nyer Nutritional Systems, Inc., (Nyer Nutritional), is also 80% owned by the Company. This subsidiary is considered to be in the start-up phase of operations and is developing a patented liquid nutritional formula for medically supervised patient tube feedings.

    The Company is a subsidiary of Nyle International Corp. (Nyle).

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

    The accounts of Vectors is accounted for under the equity method of accounting whereby the Company's proportionate share of their earnings or losses are recorded as other income (expense) (see note 9).

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents

    The Company considers investments with original maturities of three months or less when purchased to be cash and cash equivalents.
                                     continued
                                        F-8
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued:

    Inventories

    Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO) due to the acquisition of Eaton Pharmacys. Of the total inventories, 60% are on the LIFO method. As 1996 is considered the base year for LIFO inventories, the replacement costs of inventory is equal to its LIFO cost.

    Property, Plant and Equipment

    Property, plant, and equipment are recorded at cost. Leasehold improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts, and any gains or losses are included in operations. Leasehold improvements are amortized using the straight-line method over the lease term.

    For financial reporting purposes, depreciation is computed principally using the straight-line method over estimated service lives of the related assets as follows:
                                                      Years

        Building                                        15
        Leasehold Improvements                          10
        Machinery and equipment                       3 - 10
        Transportation equipment                      3 - 5
        Office furniture, fixtures and equipment      3 - 10

    Income Taxes

    The Corporation files a consolidated federal income tax return.  The
    Company uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    Fair Value of Financial Instruments

    At December 31, 1996, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of December 31, 1996 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

    Goodwill and other intangible assets

    Goodwill, which represents the excess of the costs of companies acquired over the fair market value of their net assets at dates of acquisition, is being amortized on the straight line method over various periods, ranging from 15 to 40 years. Other intangible assets acquired in connection with

                                     continued
                                        F-9
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued:

    Goodwill and other intangible assets, continued

    acquisitions are being amortized on a straight line basis over periods ranging from 5 to 6 years. Amortization expense charged to operations for all deferred charges was $63,583 in 1996 and $14,221 in 1995.

    Impairment Accounting

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No. 121) in 1996. The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change. The Company's policy on impairment prior to the adoption of SFAS No. 121 was not materially different.

    New Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
    128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129). SFAS No. 128 will require a change in how the Company calculates earnings per share and SFAS No. 129 will require disclosure of certain information about the Company's capital structure. The requirements of these pronouncements are effective for the Company's fiscal year ending December 31, 1997 and the impact of these statements on the Company's financial statements has not yet been determined.

    Loss Per Common Share

    Loss per share of common stock has been determined by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding, when considered dilutive.

2.  Related Party Transactions:

    Receivables from related parties consisted of the following at December 31, 1996 and 1995:
                                                    1996            1995
    Note receivable from officer               $    5,000        $
    Receivable from unconsolidated
        subsidiary                                 44,444
    Receivable from affiliate                  $   16,798           27,028
        Total current receivable from
        related parties                        $   66,242        $  27,028
    Non-current receivables from related
      parties                                  $   42,438        $  41,825
                                     continued
                                        F-10

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Related Party Transactions: continued,

    Note receivable from officer was a loan to the Vice-President of Sales, for $10,000, with repayments of principal plus interest of 7.5% being made on a quarterly basis. The balance of $5,000 at December 31, 1996 plus accrued interest was paid in full on March 31, 1997.

    Receivable from unconsolidated subsidiary of $44,444 was repaid
    January 1997.

    The receivable from an affiliate is for products sold to a company which is owned by an officer and director of the Company. Total sales were $87,350 and $60,450, for 1996 and 1995, respectively.

    Non-current receivables from related parties consist of cash advances made to Nyle. Interest is charged at 9% annually and payments are made periodically.

    Notes payable due to related parties consisted of the following at December 31, 1996 and 1995:
                                                     1996            1995
    Demand note payable to shareholder
      non-interest bearing                        $  309,372      $  324,324
    Demand note payable to shareholder
      with interest at 8%                                            149,500
    Demand note payable to affiliate with
      interest at 8%                                                  12,500
                                                  $  309,372      $  486,324

    The Company has an employment agreement with its Chief Executive Officer, at a base annual salary of $125,000. This agreement expires October 1, 1999. In addition, a note receivable for the exercise of 50,000 stock options was due from this officer for $115,500, with interest payable quarterly with an annual interest rate of 6.25%, with all unpaid accrued interest and principal due August of 1999. This receivable has been off-set against the stockholders' equity section on the balance sheet.

3.  Acquisitions and Investments:

    In February 1996, the Company acquired 80% of the outstanding common stock of Conway Associates, Inc. and an affiliated company, SCBA, Inc. The consideration paid in cash was $431,855. Conway and SCBA, located in Haverhill, Massachusetts, is engaged in the wholesale and retail sales of equipment and supplies to emergency medical services and fire departments throughout New England.

    In August, the Company acquired 80% of the common stock D.A.W., Inc.
    and an affiliated company, F.M.T., Inc. D.A.W. is an operator of retail pharmacies in eastern Massachusetts and F.M.T. is involved with the franchising of retail pharmacies. The consideration paid was $709,198 which included the issuance of 20,000 shares of common stock of the Company valued at $297,500, cash payment of $325,000 for a non-compete agreement, and acquisition costs of $86,698. In addition, the Company contributed working capital to $1,000,000, for which $200,000 is attributable to the minority interest. In connection with this transaction, the Company has guaranteed that the value of the common stock issued to the sellers will be at least $8.75 per share on the second anniversary of the acquisition date. In event the value of the common stock is below this amount, the Company
                                     continued
                                        F-11
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Acquisitions and Investments: continued,

    is obligated to either pay cash for the difference in value, issue equivalent amount of additional shares of common stock, or repurchase the sellers common stock at the guaranteed value. In addition, the sellers have guaranteed a certain level of net income twelve months after the acquisition date and may be obligated to pay the Company up to $100,000 if the income levels are not met.

    The aforementioned acquisitions are being accounted for under the purchase method of accounting, and accordingly, the results of operations of these companies are included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase prices have been allocated to assets acquired and liabilities assumed, and is summarized as follows:

         Current assets                            $2,843,163
         Property, plant and equipment                267,299
         Intangible and other assets                  349,470
         Goodwill                                     379,550
         Current liabilities                       (1,240,556)
         Long term liabilities                     (  934,163)
         Minority interests                          (523,710)
                                                   $1,141,053

    The following unaudited pro forma financial information for the Company gives effect to the DAW, FMT and Conway acquisitions as if they had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations had the acquisitions occurred on the date indicated, or which may result in the future:

                                                  1996        1995
        Net sales                             $29,729,138  $25,595,525
        Net loss                              $  (498,785) $  (571,572)
        Net loss per share                    $      (.17) $      (.28)

    In December 1996, the Company incorporated Nyer Nutritional Systems, Inc., in Delaware. This subsidiary was capitalized with cash of $300,000 for 80% of the common stock of the Company. A minority shareholder also contributed the rights to patented technology for the remaining 20% of common stock. This subsidiary is developing a liquid nutritional formula for the medically supervised feeding of hospital patients and is currently in the start up phase of operations.












                                     continued
                                        F-12

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Debt:
    Long-term debt at December 31, 1996 and 1995, consisted of the following:
                                                     1996            1995
    ADCO Surgical Supply, Inc:

    Note payable in equal monthly
    installments of $6,250 plus interest
    at 7.3% through November 1997;
    collateralized by inventory and
    receivables. Repaid in March 1996.                           $ 143,750

    Note payable in equal monthly installments
    of $4,675 including interest at 7%,
    through July 1996; the interest rate
    changed to 8 1/4% in August of 1996;
    collateralized by land and building
    due in 2008.                                 $  427,415        450,249

    Eaton Pharmacy:

    Note payable to the Internal Revenue
    Service, payable in equal quarterly
    installments of $11,007 plus interest at 7%.
    The note will mature in April 1998. The
    note is guaranteed by minority shareholders
    of Eaton Pharmacy.                               60,384

    Note payable to the Commonwealth of Massachusetts,
    Department of Revenue, payable in equal monthly
    installments of $9,286 plus interest at 7%. The
    note will mature in August 1998.  The note is
    guaranteed by minority shareholders of
    Eaton Pharmacy.                                  58,282

    Note payable in monthly installments of
    $1,167(without interest). The note will mature
    in December 1998 and is collateralized by
    certain assets of Eaton Pharmacy.                26,833

    Note payable in equal monthly payments of
    $2,934(without interest). The note will
    mature in January 1997, and is collateralized
    by certain assets of Eaton Pharmacy. Repaid in
    February 1997.                                    6,934

    Note payable to vendor, payable in equal
    monthly installments of principal and interest of
    $2,724. Interest is charged at prime rate
    (8 1/4% at December 31, 1996). Repaid in
    February 1997.                                   81,731

    Note payable to former shareholder of Eaton
    Pharmacy, payable in equal monthly installments
    of $1,333 plus interest on the unpaid balance
    at prime rate(8 1/4% at December 31, 1996). The
    note will mature in August 2000 and is
    collateralized by certain assets of Eaton
    Pharmacy.                                        42,667
                                     continued
                                        F-13
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Debt: continued,


    Note payable in equal monthly installments of
    $4,500 plus interest on the unpaid balance at
    prime rate 8 1/4% at December 31, 1996). A final
    balloon payment of $30,000 will be paid upon
    maturity in August 2000. The note is
    collateralized by certain assets of Eaton
    Pharmacy.                                       174,000

    Note payable to vendor, payable in equal
    monthly installments of principal and interest
    of $5,423. Interest is charged at prime rate
    8 1/4% at December 31, 1996). Repaid in
    February 1997.                                  503,666

    Note payable to vendor, payable in equal
    monthly installments of principal and interest
    of $2,083. Interest is charged at prime rate
    plus 2%(10 1/4% at December 31, 1996).
    Repaid in February 1997.                        125,000

    Various notes payable and fully paid at
    March 31, 1997:                                  14,742

    Other Subsidiaries

    Notes payable due in various installments
    at rates ranging up to 17.5%, collateralized
    by certain equipment and vehicles.               49,397          39,393

                                                  1,571,051         633,392
        Less current portion                        324,208         181,991

                                                 $1,246,843      $  451,401


    The maturities of long term debt (adjusted to reflect payments already paid in 1997) at December 31, 1996 are as follows:

          1997                               $  939,832
          1998                                  170,058
          1999                                   82,315
          2000                                   60,802
          2001                                   33,441
          Thereafter                            284,603
                                             $1,571,051

    The Company's line of credit expired in 1995.

    The long term debt of ADCO and other subsidiaries, is collateralized by the Company's inventory, accounts receivable and vehicles as well as personal guarantees of the Company's chairman.



                                     continued
                                        F-14
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Income Taxes:

    During 1996, the Company's ownership percentage in Vectors declined below the threshold required for the filing of consolidated tax returns. As a result, NOL carryforwards of approximately $735,000 attributable to Vectors are no longer available to the Company. At December 31, 1996, the Company had a remaining net operating loss (NOL)carryforwards of approximately $1,636,000 available to offset future taxable income. The NOL carryforwards will expire in the years 2002 to 2011. In the event of a change in ownership of the Company, the utilization of the NOL carryforward may be subject to limitation under certain provisions of the Internal Revenue
    Code. In addition, certain provisions dealing with consolidated returns may limit the utilization of approximately $175,000 of NOL carryforward by certain members of the consolidated group.

    The tax effect of temporary differences that give rise to significant portions of deferred taxes at December 31, 1996 and 1995 consisted of:

                                                1996           1995
      Deferred tax assets(liabilities):
      Depreciation                         $  (54,000)     $  (12,000)
      Reserves                                115,000          75,000
      Net operating loss carryforwards        654,000         829,000

      Total net deferred tax assets
         before valuation reserve             715,000         892,000
         Valuation reserve                   (715,000)       (892,000)

            Total net deferred tax
             assets                        $    -          $    -


     The Company has recorded a valuation reserve for the total amount of net deferred tax assets due to the uncertainty of their future realization.

6.   Lease Obligations:

     The Company rents office and warehouse space with varying lease expiration dates through June of 2003. All leases have options to extend the lease terms. Total rent expense for the years ended December 31, 1996 and 1995, was $286,084 and $77,408, respectively.

     Future minimum lease payments at December 31, 1996 are as follows:

           1997                       $  492,963
           1998                          468,098
           1999                          375,533
           2000                          286,415
           2001                          105,462
           Thereafter                     70,821
                                      $1,799,292





                                     continued
                                        F-15
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Capital Stock:

    Each share of Class A preferred stock has voting rights equal to 1,000 shares of common stock. In March of 1996, the Company exchanged 20% of Vectors' stock for all of the Class B Preferred Stock of the Company which was then retired. The Company subsequently spun-off 32% of its holding of the outstanding stock of Vectors (see note 9).

    In 1996, the Company sold 752,815 shares of common stock under Regulation S of the Securities Act of 1933, which netted proceeds of $5,340,042.
    In connection with this sale, the Company issued 388,908 warrants to purchase additional common stock at a weighted average exercise price of $7.32 per share. Subsequently, 346,408 warrants were exercised, for which the Company issued 321,278 shares of common stock for net proceeds of $1,963,703. The remaining 42,500 warrants not exercised expired in October 1996. In addition, in July and October, 1996, 55,000 warrants that were issued in connection with the Company's 1992 Initial Public Offering, were exercised with proceeds to the Company of $330,000.

    The Company has a Stock Option Plan (Plan) which provides for the awards of shares of common stock to employees, directors, and consultants of the Company. The Plan provides for automatic grants of 12,000 non-qualified options vesting semi-annually over a three-year term to all non-employee directors. In January 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares from 150,000 to 275,000 shares.
    At the same time, the Company granted its president, non-qualified options to purchase 90,000 shares of common stock, exercisable at $2 5/32 per share over a five-year period. Of the 90,000 options, 30,000 are immediately vested and the remaining 60,000 vest in equal increments of 20,000 options each year over a three-year period subject to its president's continued employment.

    A summary of changes in common stock options during 1996 and 1995 is:
                                                           Weighted average
                                                 Shares      exercise price
   Outstanding grants at December 31, 1994       109,000           $ 4.81
   Granted                                        90,000           $ 2.16
   Exercised                                     (25,000)          $ 5.00
   Outstanding grant at December 31, 1995        174,000           $ 3.41
   Granted                                        56,000           $13.52
   Exercised                                     (68,000)          $ 2.92
   Canceled                                            -                -
   Outstanding grants at December 31, 1996       162,000           $ 7.55
   Options exercisable at December 31, 1995      120,000
   Options exercisable at December 31, 1996       92,000

   At December 31, 1996, 40,000 options are exercisable at $2.16 per share, 74,000 options are exercisable at $4.75 per share, and 48,000 options are exercisable at $16.38.

   In 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock-Based Compensation." This statement requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a company to continue to measure compensation expense for such plans using the

                                     continued
                                        F-16
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Capital Stock: continued,

   intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."
   The Company has elected to follow APB 25 in accounting for its employee stock plans, and accordingly, recorded compensation expense of $35,000 for the grant of stock options with an exercise price below fair market value of the stock on the date of grant. These options vested immediately and were also exercised in 1996. No compensation expense for other stock options granted has been recognized. Had compensation expense for the Company's stock plans been determined based on the fair value requirements of SFAS
   No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          1996           1995
         Net loss:         As reported$  (418,811)    $ (585,269)
                           Pro forma  $  (459,631)    $ (593,639)

         Loss per share:   As reported$      (.14)    $     (.29)
                           Pro forma  $      (.15)    $     (.29)

   The fair value of stock options in the pro forma accounts for 1996 and 1995 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 7.% and 6.5%, respectively, expected life of three years, volatility of 15%, and no dividend yield.



























                                     continued
                                        F-17

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Business Segments:

    The Company had four active business segments in 1996 and 1995 (1) wholesale and retail sale of surgical and medical equipment and supplies,
 (2) biotechnology business involved in developing products for molecular biology research and biotechnology industrial applications, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical services, fire departments, and police departments, and
 (4) retail pharmacy drug store chain.

    Summary data for the year ended December 31, 1996 is as follows:

              Medical    Biotechnology   EMT, Fire
                and        Research        Police     Retail
              Surgical       and         Equipment    Pharmacy
              Supplies    Development   and Supplies  Chain
  Corporate   Consolidated
Net Sales  $6,024,664                    $8,500,565   $6,568,259
 $21,093,488

Operating
 loss            (22,273)     (210,145)       (88,993)     173,186     (280,441)
      (428,667)

Identifiable
 assets        3,037,012                     1,908,987    4,518,906   7,676,924
      17,141,829

Capital
expenditures    20,159                          82,275       61,092
 4,181          167,707

Depreciation
   and
amortization      82,664       2,087         63,723      43,890
         6,281       198,645

  The biotechnology segment incurred an additional loss of $147,440 since September 30, 1996, when the Company deconsolidated its accounts effective October 1, 1996 (See note 9).



    Summary data for the year ended December 31, 1995 is as follows:

           Medical    Biotechnology   EMT, Fire
             and        Research        Police
           Surgical       and         Equipment
           Supplies    Development   and Supplies  Corporate   Consolidated
Net Sales  $5,835,323  $    9,116     $3,201,579               $9,046,018

Operating
 loss         (76,042)   (222,970)       (44,491)  $(198,750)    (542,253)

Identifiable
 assets     2,670,982     111,026        886,202     136,777    3,804,987

Capital
expenditures   40,596                      3,111         635       44,342

Depreciation
   and
amortization   81,206       1,477         35,556       5,414      123,653

                                        continued
                                           F-18
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 9.  Spin-Off of Genetic Vectors:

     During 1996, the Company announced plans to spin-off 32% of its investment in Vectors common stock to the shareholders of the Company. In addition, the Company exchanged 20% of the common stock of Vectors for all of the Class B Preferred Stock of the Company, which was held by an officer and related party of Vectors. The Class B stock was then retired. The Company consolidated the results of Vectors through September 30, 1996 and recorded a net loss through that period of $210,145 that was attributable to Vectors. From October 1, 1996 through December 31, 1996, the Company used the equity method of accounting to account for the results of its investment in Vectors, which resulted in the Company recording an additional net loss of $147,440. The Company recognized a total net loss in connection with Vectors of $357,585. In December 1996, Vectors completed its Initial Public Offering by selling 575,000 shares of common stock, which resulted in Vectors receiving net proceeds after offering expenses of approximately $4,570,000. In accordance with Securities and Exchange Commission rules, the Company has increased its investment in Vectors for its proportionate share of the carrying value of Vectors at December 31, 1996. This resulted in an increase of $2,795,532 to the Company's investment in unconsolidated subsidiary account on the balance sheet, with a corresponding offset to additional paid in capital under the stockholders' equity section on the balance sheet.

     In January 1997, the Company completed its spin-off of Vector's common stock which resulted in 512,071 shares of common stock being distributed as a dividend to shareholders of Nyer. After the completion of the spin-off, Nyer held 34.6% of the outstanding common stock of Vectors. Although the Company intends the spin-off to qualify as a tax-free exchange, under Internal Revenue Service rules, this transaction may not qualify as a such.
     Accordingly, the Company may be liable for income taxes on this exchange, which amounts and the corresponding effect on the 1997 financial statements has not yet been determined. As a result, no amount has been reflected for such a contingency in the consolidated financial statements for the year ended December 31, 1996.

     As of January 1997, the Company owns 809,281 shares of restricted common stock of Vectors. The Company can not sell, publicly offer or otherwise transfer its shares until January 21, 1998, without the express written consent of Genetic Vectors, Inc., of which, 38,165 are required to be transferred or reserved.

     The financial position and results of Genetic Vectors, which has been audited by another accounting firm, as of and for the year ended December 31, 1996 is as follows:

                Current assets         $4,745,208
                Non-current assets        172,596
                                       $4,917,804

                Current liabilities    $  170,527
                Stockholders' equity    4,747,277
                                       $4,917,804

                Net sales              $       --
                Operating expenses        393,494
                    Net loss           $ (393,434)


                                        F-19
ITEM 8.Changes In And Disagreements With Accountants On Accounting And
             Financial Disclosure.
   None
                             PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons;
                  Compliance With Section 16 Of The Exchange Act.

               Incorporated by reference from proxy statement to be filed within 120 days after fiscal year end.

ITEM 10. Executive Compensation.

               Incorporated by reference from proxy statement to be filed within 120 days after fiscal year end.

ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management.

               Incorporated by reference from proxy statement to be filed within 120 days after fiscal year end.


ITEM 12.  Certain Relationships and Related Transactions.

               Incorporated by reference from proxy statement to be filed within 120 days after fiscal year end.


                                 SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/ Samuel Nyer
                                        Samuel Nyer, President
                                        (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of April 1997.

          Signature                               Title


          /s/ Samuel Nyer                          Chairman of the Board,
          Samuel Nyer                              President, Director,
                                                   and Secretary

          /s/ Karen L. Wright                      Treasurer (Chief Financial
          Karen L. Wright                          and Accounting Officer)


          /s/ Doyle Boatwright                     Director
          Doyle Boatwright

          /s/ Michael Anton                        Director
          Michael Anton


          /s/ William Clifford, Jr.                Vice President of
          William Clifford, Jr.                    Sales, Director

          /s/ David Dumouchel                      Director
          David Dumouchel

          /s/ Donald Lewis                         Director
          Donald Lewis


          /s/ Kenneth Nyer                         Director
          Kenneth Nyer, M.D.


          /s/ Howard Parker                        Director
          Howard Parker, M.D.


          /s/ Daniel Striar                        Director
          Daniel Striar

















                    EXHIBIT INDEX
Sequential
Exhibit No.



Item 13.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
     2.    Articles of Incorporation of Nyer Medical Group, Inc.,
           (1)

     2.1   Amendment to Articles of Incorporation of Nyer Medical
           Group, Inc.(1)

     2.2   Second Amendment to Articles of Incorporation of Nyer
           Medical Group, Inc.(1)

     3.    Bylaws of Nyer Medical Group, Inc.(1)

     4.    1993 Stock Option Plan(2)

     4.1   Amendment to 1993 Stock Option Plan(3)

     10.   Agreement between Nyer Medical Group, Inc. and Dr. and
           Mrs. McCabe and Mr. McCabe, Jr.

     10.1  Stock Purchase Agreement  - Conway Associates, Inc.(4)

     10.2  Stock Exchange Agreement and Plan of Reorganization -
           Eaton Apothecary(5)

     10.3  License Agreement - Nyer Nutritional Systems, Inc.(4)


(1)  Contained in Registration Statement on  Form S-18 filed on
     April 13, 1992.
(2)  Contained in Form 10-K filed ___________1996.

(3)  Contained in Form 10-K filed April__, 1996.

(4)  To be filed by amendment.

(5)  Contained in Form 8-K filed August__, 1996.