Form 10-K/A
period 1996-12-31
NYER MEDICAL GROUP INC
filed 1997-04-30
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-KSB/A No.1

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

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Exchange
Title of Each Class                             on which registered
     None                                              None


Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, Par Value $.0001
                       (Title of Class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


            Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

                                                  1 of 55

            State issuer's revenues for its most recent fiscal year.
$21,093,488

            The aggregate market value of the Company's voting stock held by non-affiliates as of April 30, 1997 was approximately
$13,042,651 based upon the closing price. There were 3,407,093 shares of common stock outstanding as of April 30, 1997.

     Documents Incorporated by Reference:  See Item 9-12

            Transitional Small Business Disclosure Format:
                        Yes _  No X



















                                                            PART I
ITEM 1.             Description Of Business.
General
     Nyer Medical Group, Inc. (the "Company") is a holding company with various interests in the medical products business. It also distributes equipment, supplies and novelty items to emergency medical services companies, fire departments and police departments. The Company owns all of the outstanding capital stock of ADCO Surgical Supply, Inc. ("ADCO") and ADCO South
Medical Supplies, Inc. ("ADCO South").  The Company also owns
90% of the outstanding stock of Nyle Home Health Supplies, Inc. ("Nyle Home Health"). The remaining 10% of Nyle Home Health is owned by Dr. Howard Parker, a director of the Company. The Company owns 80% of the stock of Anton Investments, Inc. ("Anton") and Conway Associates, Inc. ("Conway"). Mr. Michael Anton, a director of the Company, owns the remaining 20% of the stock of Anton and Conway. The Company owns 80% of the outstanding stock of SCBA, Inc. ("SCBA"), with the remaining 20% of SCBA also being owned by Mr. Michael Anton, a director of the Company. SCBA repairs closed breathing apparatus equipment used by fire departments. The Company owns 80% of a retail pharmacy chain, D.A.W., Inc.(Eaton). The remaining 20% of the stock is owned by five individuals who are former shareholders of Eaton. The Company also owns 80% of a franchising company, FMT, Inc.(FMT). The remaining 20% is owned by the same individuals as mentioned above. The Company started a new company in December of 1996, Nyer Nutritional Systems, Inc. ("Nyer Nutritional"). The Company owns 80% of the outstanding stock of Nyer Nutritional; Mr. Doyle Boatwright, a director of the Company, owns the remaining 20%. Nyer Nutritional is currently distributing their patented liquid nutritional formula for tube feedings. The Company also currently owns 34.6% (34.6% as of January 1997 and 56.5% as of December 31, 1996) of the outstanding stock of Genetic Vectors, Inc. ("Vectors"). After Vectors completed an initial public offering in December 1996, 512,000 shares of Vectors common stock were spun-off by the Company to the Company's shareholders in January 1997.

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

            Unlike major competitors that concentrate on serving large hospitals, ADCO derives only limited revenues from hospitals.
ADCO serves hospitals on a specialty basis providing equipment and services to physician managed and owned offices. ADCO South does not service hospitals and has no intention of attempting to serve that market. ADCO estimates that approximately 30% of its wholesale business is derived from sales to physicians, 40% to nursing homes, 10% to its home care division, 5% to supply ADA accessibility equipment, 5% to hospitals, and 10% to various other health care consumers. 90% of ADCO South's sales are derived from physicians, with 10% to various other health care consumers. The most important competitive factors are ADCO/ADCO South's commitment to service and ADCO's ability to repair rehabilitative and medical equipment throughout its large market area.

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

            Anton divides its activities among four overlapping areas: (1) the distribution of equipment used by municipal and industrial fire departments, public law enforcement agencies, emergency medical and rescue units; (2) the sale of turnout gear, custom uniforms, footwear and other items of apparel worn by these professions; (3) the sales and services of new and used fire apparatus; and (4) the exclusive gift shop for the fire, police and rescue personnel and their families, with merchandise such as badges, insignias decals, helmet fronts, vehicle markers, flashing warning lights, children and adult t-shirts, toys, rings and novelty gift items.

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

            Anton maintains an extensive inventory of its most popular products at its Scarborough headquarters. Inventory is bought through manufacturers, or purchased from Michael Anton's inventory (which was purchased prior to the Company's acquisition of Anton from Mr. Anton). While Anton is generally able to fill orders from its own inventory on a same day basis, the Company has established arrangements with most of its suppliers whereby non-inventoried items and special orders can be drop-shipped by the manufacturer to the customer with the same degree of responsive service.

     The sales staff of Anton have extensive backgrounds in fire-rescue and/or law enforcement.

            Anton's sales staff consists of one full-time outside sales representative, a fire apparatus sales manager, and four inside sales representatives who handle price quotes, competitive bids and walk-in trade at the retail store. There is one full-time inside sales manager at Anton's Massachusetts location.

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of Conway's stock in February 1996. Conway is located in Massachusetts. Conway's net sales for 1996 were approximately $5,229,600.


     The Company has a policy requiring less than wholly-owned subsidiaries to reimburse the Company for its costs in providing management services. Anton is required to reimburse the Company a monthly management fee of $1,500. Conway's monthly management fee is $2,000. Anton and Conway are required to reimburse the Company for any additional legal, auditing and accounting fees and costs.

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

     Conway maintains a limited inventory. Conway has access to Anton's inventory located in Massachusetts and Scarborough, Maine, and through its many suppliers, has access to having items drop-shipped or shipped directly to them within a few days.

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of SCBA's stock in February 1996. SCBA is located in Massachusetts with Conway. SCBA's net sales for 1996 were approximately $38,000. SCBA services fire department's and industrial company's self-contained breathing apparatus gear.

            Marketing and Sales

            Anton's marketing and sales are headed by Michael Anton, President of Anton and a director of the Company. Anton markets and sells its products through direct calls, retail store, and its own catalog with the assistance of the outside and inside sales force. Sales and marketing are conducted in New England.

     Conway's marketing and sales are headed by Brian Barton, Sales Manager. Their marketing and sales are achieved through flyers and direct calls from the inside and outside sales force.




                      Competition

            All areas of the Anton's and Conway's fire, police and rescue products are subject to competition. Some of this competition is through companies who use direct mail or via telemarketing efforts. Despite the presence of competition, Anton and Conway believes its sales force, extensive inventory, and emphasis on service give them an edge over the competition.

            Backlog/Seasonality

            The businesses of Anton, Conway, and SCBA do not experience significant back orders. The exception would be the sale of fire trucks. The lead time traditionally is between 150-180 days before delivery.

            The businesses of Anton, Conway, and SCBA generally are not seasonal.

Eaton Apothecary

            In August 1996, the Company acquired 80% of Eaton, a profitable nine-store chain of pharmacies operating in the greater Boston area. The Company paid $1,325,000 and issued 20,000 shares of its common stock, with a value of $297,500, and $86,698 attributable to acquisition costs. The Agreement provides an adjustment mechanism to reduce the purchase price by up to $100,000 if Eaton's income before taxes during the first year following the closing is not at $300,000. The Company contributed $1,000,000 in working capital (included in above figure) which funds may only be used for the business of Eaton as agreed upon between the Company and the sellers, who remained as managers of Eaton. Finally, the Company guaranteed that the 20,000 shares of its common stock issued to the sellers will have a fair market value equal to $175,000 two years following the closing date. Consistent with its policy of requiring less than wholly-owned subsidiaries to reimburse the Company for its costs in providing management services, Eaton has a service agreement with the Company where it will pay to the Company a fee equal to one-third of 1% of its net sales for the prior fiscal quarter in exchange for services performed. Additionally, Eaton is required to reimburse the Company for additional legal, auditing, and accounting fees and costs.

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


Biotechnology Business

Genetic Vectors, Inc.

            The Company acquired 100% of the common stock of Genetic Vectors Inc. ("Vectors") shortly after its organization in December 1991. In March 1996, the Company entered into an agreement whereby the Company exchanged shares of its preferred stock held by the founders of Vectors and issued to them 20% of the outstanding common stock of Vectors. The agreement outlined the steps through which the Company would spin-off to the Company's shareholders a portion of the shares of Vectors' common stock held by the Company and Vectors would engage in a bridge financing and a subsequent initial public offering. As further part of the agreement, the Company agreed to make certain interim payments to Vectors and assumed certain liabilities of Vectors. Furthermore, in exchange for consulting services to be rendered by the founders of Vectors and their son relating to the spin-off and public offering, the Company issued to them an aggregate of 8,000 of its non-qualified stock options exercisable at $4-5/8th per share. Finally, pursuant to the agreement, the Company granted the founders of Vectors a proxy through which the Company agreed to vote its shares of common stock of Vectors in order to elect a board of directors of Vectors comprised of one person designated by the Company and remaining persons selected by the founders.

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

     The Company is also required to deliver 8,333 and 1,166 shares of Vectors' common stock to the Company's president and a non-employee director, respectively, in connection with their exercise of stock options and the Company is obligated to reserve an additional 18,665 shares of Vectors' common stock against the future exercise of stock options held by members of its board of directors. After deducting the shares it is obligated to deliver or reserve as described above, the Company will retain 771,116 shares of Vectors' outstanding common stock.

            Pursuant to the agreement entered into in March 1996, Vectors appointed Mr. William Clifford, an officer and director of the Company, to serve on the Vectors' board of directors. Mr. Clifford resigned from the Vector's board in April 1997 and the Company will not appoint a new designee.

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

            Employees

            The Company believes that its employees represent one of its most valuable resources. Including its executive officers and outside sales force, the Company has 105 full-time and 42 part-time employees as of the date of this report. ADCO employs 28, including 1 part-time employee, ADCO South employs 7 full-time and 1 part-time persons, Anton has 12 full-time employees and 2 part-time employees, Conway employs 10 full-time and 8 part-time employees, SCBA uses Conway's personnel, Eaton employs 45 full-time and 30 part-time employees, and Nyer Nutritional employs 3 full-time employees. The Company directly employs one full-time person.
None of the Company's employees are covered by a collective-bargaining agreement. Management believes that the Company's relationship with its employees is excellent and that it has a loyal work force. ADCO/ADCO South, Eaton provides health, dental, and life insurance for all employees after three months of employment. Anton and Nyer Nutritional provide health insurance for its employees. The Company currently does not provide a retirement plan for its employees.

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

     Anton leases approximately 11,800 square feet of warehouse and office space located in Scarborough, Maine, from Michael and Paula

Anton. The monthly rental is $4,000. All sewer fees, water bills and electric bills are paid separately by Anton.

     Anton leases approximately 800 square feet of showroom and office space in Pembroke, New Hampshire. The monthly rental is $900. Monthly rent includes all taxes, sewer fees, water bills and electric bills. The lease expires May 31, 1998.

     Anton also leases approximately 2,000 square feet of warehouse and office space located in Wilmington, MA. The monthly rental is $1,500. All sewer fees, water bills, and electric bills are paid separately by Anton. The lease expires February 1998.

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

     Nyer Nutritional currently leases on a month-to-month basis approximately 650 square feet of office space in Phoenix, Arizona. The monthly rental is $547. Monthly rent includes all taxes and utilities.

     The Company believes that the premises are adequate for its current foreseeable needs.

ITEM 3.  Legal Proceedings.

      The Company is not a party to any material litigation.

ITEM 4.  Submission of Matters To A Vote of Security Holders.

      Not applicable.

                                                 PART II

ITEM 5.             Market For Common Equity And Related Stockholder Matters.

Qualification with NASDAQ

     The Company's shares of common stock are listed and traded on the Nasdaq SmallCap Market under the symbol: NYER.
     The continuation of quotations on Nasdaq is subject to certain conditions. The failure to meet these conditions may prevent the Company's common stock from continuing to be quoted on Nasdaq and may have an adverse effect on the market for the Company's common stock.

     As of April 30, 1997, there were approximately 1,000 holders of the Company's shares of common stock. The high and low bid prices for the Company's common shares for each quarterly period for the last two fiscal years are as follows:

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

Recent Sales of Unregistered Securities

During the past three years, the following persons and entities acquired shares of common stock and other securities from the Company as set forth in the table below:


Stockholder
                 Date      Class of
                          Securities     Amount of
                                        Securities
                                            Sold
                                                      Consideration
Aries Peak,
Inc.            1/26/96     Common
                             Stock      125,000$  700,000
Aries Peak,
Inc.            2/9/96      Common
                             Stock       26,000   145,000
Aries Peak,
Inc.            2/9/96      Common
                             Stock       40,000   224,000
Aries Peak,
Inc.            2/12/96     Common
                             Stock       60,000   336,000
Aries Peak,
Inc.            2/12/96     Common
                             Stock        6,815    38,164
Aries Peak,
Inc.            2/21/96     Common
                             Stock       25,000   140,000
Aries Peak,
Inc.            2/28/96     Common
                             Stock       10,000    56,000
Aries Peak,
Inc.            3/6/96      Common
                             Stock      200,000 1,120,000
Aries Peak,
Inc.            3/21/96     Common
                             Stock      100,000   560,000
Nesbit Burns
                5/15/96
                            Common
                             Stock       25,500   168,938
Privatinvest
Bank
                5/17/96
                            Common
                             Stock       30,000   198,750
Banque
Genevoise       5/20/97     Common
                             Stock       12,500    82,813
M Dreher
Purvines        5/20/96
                            Common
                             Stock        3,408    22,578
Kuwait
Foreign
Trading C       5/21/96     Common
                             Stock       50,000   331,250
Arbinter-
Omnivalor       5/21/96
                            Common
                             Stock       20,000   132,500
Campbellton
Properties      5/23/96
                            Common
                             Stock       50,000   331,250
Angelina
Panvini         5/23/96     Common
                             Stock       50,000   331,250
Angelina
Panvini         5/29/96     Common
                             Stock       50,000   331,250
CBG
Compagnie       6/20/96     Common
                             Stock        5,000    33,125
Aries Peak,
Inc.            6/20/96     Common
                             Stock       18,070Exchange for
50,000
Warrants
Aries Peak,
Inc.            8/7/96      Common
                             Stock       70,834   757,924
Aries Peak,
Inc.            8/9/96      Common
                             Stock       15,000   160,500
Aries Peak,
Inc.            8/15/96     Common
                             Stock       30,000   321,000
Aries, Peak,
Inc.            8/20/96     Common
                             Stock       20,000   214,000
Aries, Peak,
Inc.            8/23/96     Common
                             Stock       34,166   365,576
Aries Peak,
Inc.            10/3/96     Common
                             Stock        6,800Selling
Commission



ITEM 6.  Management's Discussion And Analysis or Plan of Operation.

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


     Year Ended December 31, 1996 compared to Year Ended December
31, 1995.

     Total sales for 1996 increased by approximately 133.4% from 1995 to approximately $21.0 million from approximately $9.0 million in 1995. Two major reasons contributing to this increase were the acquisition of two subsidiaries, Conway and Eaton. Conway had net sales of approximately $5.2 million in 11 months while Eaton contributed approximately $6.6 million in net sales over a five-month period. ADCO's sales increased by 6% to $4.8 million over $4.5 million in 1995. This increase was due to ADCO's success in securing more long-term care business. ADCO South's 1996 sales decreased by approximately 4% to $1.20 million from $1.25 million in 1995. This slight decrease is attributable to decline in capital equipment sales. Anton's net sales remained approximately the same as last year at $3.23 million. SCBA had net sales of $38,000 for 1996 as compared to 0 for 1995.

     The Company's overall gross margin was approximately 20.2% in 1996 as compared 23.0% in 1995. The reason for the decline in margin is attributable to Conway's gross profit margin of 12.6%. The reason for this reduction is due to the lower margins that are associated with fire truck sales. Fire truck sales in 1996 were $2.6 million. ADCO's gross margin decreased to 25.7% as compared to 26.0% in 1995. This slight decrease is due to the increased business in the nursing home market. ADCO South's gross margin in 1996 increased to 27.5% as compared to 22.8% in 1995. This increase was due to less capital equipment sales, which have lower margins, and a greater emphasis was put on increasing margins in 1996. The Company believes that this is within the South Florida market average. Anton's gross margin was 15.1% for 1996 as compared to 18.4% in 1995. This is the result of lower than expected gross profit margins on fire truck and equipment sales. Sales for fire trucks in 1996 were $982,992 as compared to approximately $721,500 for 1995. Eaton had a gross profit margin of 22.4%.

     Selling, general and administrative expenses increased approximately 44% in 1996 to approximately $4.7 million from $2.62 million in 1995. The increases came from mainly Conway and Eaton. Conway added approximately $653,000 while Eaton added an additional $1.3 million to selling, general and administrative expenses. ADCO's overhead remained constant as compared to 1995. ADCO South had minimal decrease in overhead. Anton had an increase of approximately $26,000, of which they recognized a one-time accounts receivable write-off of $20,000. Corporate expenses increased in 1996 as compared to 1995 by $116,793. This increase was attributable additional consulting, accounting and legal fees for 1996. Nyer Nutritional contributed approximately $36,000 for the year 1996 for office and general operating expenses.

     In total, the Company experienced a net loss of ($418,811) in 1996 as compared to a net loss of ($585,269) in 1995. The majority of the loss came from Vectors of which the Company recognized ($357,585). The other components of the loss are as follows: a loss of approximately ($67,797) was experienced by the medical and surgical, and nutritional supply companies as compared to ($204,000) in 1995. Nyer Nutritional is at the start-up phase and experienced a loss of ($36,000) which is included in the medical and surgical, and nutritional segment; a loss of approximately ($107,000) resulted in the emt, police, and fire equipment and supplies segment as compared to a loss of approximately ($50,000) for the year 1995; income of $128,927 was recognized by the Company from their newly acquired retail pharmacy chain; a loss of ($357,585) in the biotech segment as compared to a loss of ($224,000) in 1995; and a corporate loss of approximately ($14,429) in 1996 as compared to ($192,000)in 1995.

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

     In addition, in July and October, 1996, 55,000 warrants that were issued in connection with the Company's 1992 initial public offering were exercised providing proceeds to the Company of $330,000. Also in 1996, the Company received proceeds of $83,200 from the exercise of 18,000 stock options.

     Net cash used by operating activities was ($206,278) for the year ended December 31, 1996 and ($413,316) for the year ended December 31, 1995. The primary use of cash from operations in 1996 was used to increase inventories and accounts receivables.
In 1996 and 1995, the net cash (used) in investing activities was ($1,061,712) and ($50,606), respectively. Fixed assets acquired in 1996 totaled $167,707 and was comprised of vehicle additions and other equipment. Net cash provided by financing activities was $7,398,779 and $628,000 in 1996 and 1995, respectively.

     In January 1997, the Company completed its spin-off of Vector's common stock which resulted in 512,071 shares of common stock being distributed as a dividend to shareholders of Nyer. After the completion of the spin-off, Nyer held 34.6% of the outstanding common stock of Vectors. Although the Company intends the spin-off to qualify as a tax-free exchange, under Internal Revenue Service rules, this transaction may not qualify as such. The effect on future results has not yet been determined.

     The Company anticipates its current cash resources are adequate to fund its operating needs and potential acquisitions for the foreseeable future.
                                    Selected Financial Data
                                             1996           1995

                               Summary of Operations:

Sales and other revenues                    $21,093,488     $9,046,018
Cost of sales                                16,834,712      6,966,817
Gross Margin                                  4,258,776      2,079,201
Selling,general, and administrative expenses  4,469,988      2,390,157
Operating expenses-Genetic Vectors              157,822        211,086
Research and development costs-Genetic Vectors   52,323         21,000
Operating (loss)income                         (421,357)      (543,042)
Equity in loss of subsidiary                    147,440
Interest (income) expense, net                 (147,907)        54,738
(Loss) income before minority interest         (420,890)      (597,780)
Minority interest                                 2,079         12,511
Net (loss)                                  $  (418,811)    $ (585,269)

Per Share Data:
Net(loss)                                         (.14)          (.29)

Year-End Position:
Total assets                                $17,141,829     $3,804,987
Property, plant, and equipment, net           1,020,799        764,031
Net working capital                           9,057,883        708,946
Long-term debt(excluding current portion)     1,246,843        451,401
Minority interest                               648,003         31,372
Shareholders' equity                         11,935,387      1,359,715

Financial Ratios:
Gross margin % to sales                           20.0           23.0
Net (loss) % to sales                             (2.0)          (6.5)
Current ratio                                      3.7            1.4

Other Data:
Weighted average common shares
  outstanding                                2,974,789        2,021,495
Capital expenditures                            167,707          44,342
Depreciation and amortization                   198,645         123,653

 Selected Financial Data, Continued
                                         1994            1993          1992

                               Summary of Operations:

Sales and other revenues           $8,248,223      $6,686,186     $5,489,608
Cost of Sales                       6,172,776       4,688,230      3,838,112
Gross Margin                        2,075,447       1,997,956      1,651,496
Selling,general, and administrative expenses
                                    2,753,873       2,360,194      1,808,143
Operating expenses-Genetic Vectors
Research and development costs-Genetic Vectors
                                       42,931          74,546       131,824
Operating (loss)income               (721,357)       (436,784)      (288,471)
Equity in loss of subsidiary
Interest (income) expense, net         53,241          29,295         12,896
(Loss) income before minority interest
                                     (774,598)       (466,079)      (301,367)
Minority interest                       8,302          (8,985)
Net (loss)                        $  (766,296)     $ (475,064)    $ (301,367)

Per Share Data:
Net(loss)                               (.41)           (.26)          (.20)

Year-End Position:
Total assets                       $3,756,408      $4,236,661     $4,071,137
Property, plant, and equipment, net   833,019         909,755        747,900
Net working capital                   589,879       1,317,562      1,779,602
Long-term debt(excluding current portion)
                                      454,564         699,411        451,804
Minority interest                      43,883          52,185
Shareholders' equity                1,298,021       1,912,442      2,387,506

Financial Ratios:
Gross margin % to sales                  25.0            29.9           30.0
Net (loss) % to sales                    (9.3)           (7.1)          (5.4)
Current ratio                             1.3             1.8            2.4

Other Data:
Weighted average common shares
  outstanding                       1,858,890       1,789,726      1,477,135
Capital expenditures                    9,816         196,846        674,493
Depreciation and amortization         193,682         132,986         70,401



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

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1996 and 1995

                         Class A              Class B
                     Preferred Stock      Preferred Stock      Common Stock

                     Shares   Amount      Shares   Amount     Shares   Amount
Balance,
December 31, 1994    2,000     $ 1        300,000   $30     1,893,000   $189
  Issuance of common
    stock                                                     265,000     26
  Exercise of common
    stock options                                              25,000      3
  Net loss
Balance,
December 31, 1995    2,000       1        300,000    30     2,183,000    218
  Proceeds-stock
    subscription
    receivable
  Stock options exercise
    receivable                                                 50,000      5
  Issuance of common
    stock                                                     752,815     75
  Exercise of common
    stock warrants                                            376,278     39
  Exercise of common
     stock options                                             18,000      2
  Purchase of subsidiary                                       20,000      2
  Retirement of
     class B preferred
     stock                               (300,000)  (30)
  Increase in
     proportionate
     investment in equity
     of unconsolidated
     subsidiary
  Net loss
Balance,
December 31, 1996    2,000     $ 1              0  $  0     3,400,093  $341

             The accompanying notes are an integral part
              of the consolidated financial statements.

                                 F-5

















NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1996 and 1995, continued


                     Additional                                 Total
                     Paid-in    Stock Sale     Accumulated   Shareholders'
                     Capital    Receivable     Deficit         Equity
Balance,
December 31, 1994   $3,557,231                 $(2,259,430)  $ 1,298,021
  Issuance of common
    stock              671,937  $ (150,000)                      521,963
  Exercise of common
    stock options      124,997                                   125,000
  Net loss                                        (585,269)     (585,269)
Balance,
December 31, 1995    4,354,165    (150,000)     (2,844,699)    1,359,715
  Proceeds-stock
    subscription
    receivable                     150,000                       150,000
  Stock options exercise
    receivable         115,495    (115,500)                            0
  Issuance of common
    stock            5,339,967                                 5,340,042
  Exercise of common
    stock warrants   2,293,670                                 2,293,709
  Exercise of common
     stock options      117,698                                  117,700
  Purchase of subsidiary297,498                                  297,500
  Retirement of
     class B preferred
     stock                  30                                         0
  Increase in
     proportionate
     investment in equity
     of unconsolidated
     subsidiary      2,795,532                                 2,795,532
  Net loss                                        (418,811)    (418,811)
Balance,
December 31, 1996  $15,314,055  $ (115,500)     $(3,263,510) $11,935,387

                                                    The accompanying notes are
an integral part
                                                      of the consolidated
financial statements.

                                                                         F-5





                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended December 31, 1996 and 1995
                                              1996           1995
Cash flows from operating
      activities:
  Net loss                                $ (418,811)     $ (585,269)
  Adjustments to reconcile to net cash
      used in operating activities
  Loss of unconsolidated
      subsidiary                             147,440
  Depreciation and amortization              198,645         123,653
  Compensation expense in connection
      with common stock option exercise       35,000
  Minority interest                          (2,079)        (12,511)
   Changes in certain working capital
      elements                              (166,473)         60,811
      Net cash flows used in
           operating activities             (206,278)       (413,316)

Cash flows from investing activities:
  Acquisition of subsidiaries, net of
      cash acquired                         (808,229)
  Purchase of property, plant and
      equipment                             (167,707)        (44,342)
  Sale/recovery of property, plant,
      and equipment                                            3,898
  Net change in advances due from
      related companies                         (613)          2,562
  Increase in other assets, net              (85,163)        (12,724)
      Net cash used in investing
           activities                     (1,061,712)        (50,606)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                          26,020          42,797
  Payments of long-term debt                (316,740)       (112,096)
  Payments on line of credit                                 (75,000)
  Net (repayments to)proceeds from
      notes due related parties             (176,952)        125,336
  Proceeds from issuance of common
      stock                                5,340,042         521,963
  Proceeds from stock subscription
      receivable                             150,000
  Proceeds from exercise of common
      stock warrants                       2,293,709
  Proceeds from exercise of stock
      options                                 82,700         125,000
      Net cash provided by
           financing activities            7,398,779         628,000

Net increase and cash
      equivalents                          6,130,789         164,078
Cash and cash equivalents at
      beginning of period                    262,099          98,021
Cash and cash equivalents at
      end of period                       $6,392,888      $  262,099

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












                       The accompanying notes are an integral
                       part of the consolidated financial statements.
                                        F-7

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    The Company

    Nyer Medical Group, Inc. ("Company") is a holding company with operations in the medical products distribution, biotechnology, nutritional tube feeding products, emergency medical services, fire, and police equipment and supplies businesses. The Company's wholly-owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO), ADCO South Medical Supplies, Inc. (ADCO South) and 90% owned Nyle Home Health Supplies, Inc. (Nyle Home Health) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. The Company's biotechnology business, which develops products for molecular biology research and biotechnology industrial applications is conducted through Genetic Vectors, Inc., (Vectors), which the Company owns 56.5% (see note 9). Anton Investments, Inc., 80% owned by the Company, is engaged in the wholesale and retail sales of equipment, supplies, and novelty items to emergency medical services, fire departments and police departments located throughout most of New England. Conway Associates, Inc., 80% owned by the Company, is engaged in the wholesale sales of equipment and supplies to emergency medical services and fire departments throughout New England. SCBA, Inc. (SCBA), 80% owned by the Company, is engaged in the servicing of fire department's self contained breathing apparatus. D.A.W., Inc.(Eaton Pharmacy),80% owned by the Company, is a chain of nine pharmacy drug stores with sales in the suburban Boston area and its related company, FMT, Inc.(FMT), which is also 80% owned by the Company, is involved in the franchising of pharmacy retail outlets. Nyer Nutritional Systems, Inc., (Nyer Nutritional), is also 80% owned by the Company. This subsidiary is considered to be in the start-up phase of operations and is developing a patented liquid nutritional formula for medically supervised patient tube feedings.

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

1.  Summary of Significant Accounting Policies, continued:

    Inventories

    Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO) due to the acquisition of Eaton Pharmacies. Of the total inventories, 60% are on the LIFO method. As 1996 is considered the base year for LIFO inventories, the replacement costs of inventory is equal to its LIFO cost.

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Debt:
    Long-term debt at December 31, 1996 and 1995, consisted of the following:
                                                     1996            1995
    ADCO Surgical Supply, Inc:
    Note payable in equal monthly
    installments of $6,250 plus interest
    at 7.3% through November 1997;
    collateralized by inventory and
    receivables. Repaid in March 1996.                           $ 143,750

    Note payable in equal monthly installments
    of $4,675 including interest at 7%,
    through July 1996; the interest rate
    changed to 8 1/4% in August of 1996;
    collateralized by land and building,
    due in March 2008 .                          $  427,415        450,249

    Eaton Pharmacy:
    Note payable to the Internal Revenue
    Service, payable in equal quarterly
    installments of $11,007 plus interest at 7%.
    The note will mature in April 1998. The
    note is guaranteed by minority shareholders
    of Eaton Pharmacy.                               60,384

    Note payable to the Commonwealth of Massachusetts,
    Department of Revenue, payable in equal monthly
    installments of $9,286 plus interest at 7%. The
    note will mature in August 1998.  The note is
    guaranteed by minority shareholders of
    Eaton Pharmacy.                                  58,282

    Note payable in monthly installments of
    $1,167(without interest). The note will mature
    in December 1998 and is collateralized by
    certain assets of Eaton Pharmacy.                26,833

    Note payable in equal monthly payments of
    $2,934(without interest). The note will
    mature in January 1997, and is collateralized
    by certain assets of Eaton Pharmacy. Repaid in
    February 1997.                                    6,934

    Note payable to vendor, payable in equal
    monthly installments of principal and interest of
    $2,724. Interest is charged at prime rate
    (8 1/4% at December 31, 1996). Repaid in
    February 1997.                                   81,731

    Note payable to former shareholder of Eaton
    Pharmacy, payable in equal monthly installments
    of $1,333 plus interest on the unpaid balance
    at prime rate(8 1/4% at December 31, 1996). The
    note will mature in August 2000 and is
    collateralized by certain assets of Eaton
    Pharmacy.                                        42,667
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

    Summary data for the year ended December 31, 1996 is as follows:

              Medical    Biotechnology   EMT, Fire
                and        Research        Police     Retail
              Surgical       and         Equipment    Pharmacy
    Supplies    Development   and Supplies  Chain       Corporate   Consolidated
Net Sales
$6,024,664                    $8,500,565   $6,568,259              $21,093,488

Operating
 loss  (22,273)     (210,145)       (88,993)     173,186     (280,441) (428,666)

Identifiable
 assets        3,037,012                1,908,987    4,518,906   7,676,924
 17,141,829

Capital
expenditures
   20,159                    82,275       61,092        4,181         167,707

Depreciation
   and
amortization
   82,664       2,087         63,723      43,890          6,281       198,645

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

     ITEM 8.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
       None

                             PART III

     ITEM 9.     Directors, Executive Officers, Promoters And Control Persons;
                  Compliance With Section 16 Of The Exchange Act.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    71           Chairman of the Board,
                                                      President, Director,
                                                      and Secretary

          Karen L. Wright                35           Treasurer, (Principal
                                                      Accounting and Chief
                                                      Financial Officer)

          Michael G. Anton               51           Director

          Doyle W. Boatwright            59           Director

          William J. Clifford, Jr.       47           Director

          David P. Dumouchel             35           Director

          Donald C. Lewis, Jr.           59           Director

          Kenneth L. Nyer, M.D.          38           Director

          Howard G. Parker, M.D.         55           Director

          Daniel Striar                  61           Director

     Directors serve until the next meeting of shareholders which is expected to be held in the Fall of 1997. Officers serve at the pleasure of the board of directors.

     Samuel Nyer has been chairman of the board, president and secretary of the Company since December 1991. Since 1985, Mr. Nyer has been chairman of the board of Nyle, a manufacturer of drying equipment. Nyle, a publicly held corporation, is the Company's principal shareholder. Mr. Nyer has interests in a number of small businesses in the Bangor, Maine area.

     Karen L. Wright has been treasurer and vice-president of finance of the Company since December 1991 and January 1997, respectively. From
     1985 though 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

     Michael G. Anton has been a director and an employee of the Company since September 1993. In 1993, the Company acquired Mr. Anton's sole propriet-orship, Anton Enterprises, through its subsidiary, Anton Investments, Inc. The Company owns 80% and Mr. Anton 20% of Anton Investments, Inc. Mr. Anton also owns 20% of Conway Associates, Inc. and SCBA, Inc.. Since September 1993, Mr. Anton has served as President and Secretary of Anton Investments, Inc. He has over 25 years experience in the fire and safety industry.

     William J. Clifford, Jr. has been vice president of sales and a director of the Company since December 1991. Mr. Clifford has been vice-president and general manager of ADCO since 1988. From 1980 to 1988, he was general sales manager of ADCO. Mr. Clifford has over 24 years experience in the medical supply industry and possesses substantial experience in medical warehousing, purchasing, sales and sales management. He has been an employee of ADCO since 1973.

     Doyle W. Boatwright has been a director and employee of the Company since December 1996. Mr. Boatwright is President and Director of Nyer Nutritional. The Company owns 80% of Nyer Nutritional and Mr. Boatwright owns the remaining 20%. Mr. Boatwright has been an entrepreneur and business owner in the health/nutritional field since 1975.

     David P. Dumouchel has been a director of the Company since August 1996. Mr. Dumouchel has been vice-president of Eaton since 1988. He has been a director of Eaton and FMT since August 1996. He is a registered pharmacist in the state of Massachusetts. Mr. Dumouchel received a Bachelors of Science Degree in Pharmacy from Purdue University in 1983, and a Masters of Business Administration from Amos Tuck School at Dartmouth College in 1986.

     Donald C. Lewis, Jr. has been a director of the Company since July 1993. Mr. Lewis has been president and director of Nyle, the Company's principal shareholder, since January 1985.

     Kenneth L. Nyer, M.D. has been a director of the Company since December 1991. Dr. Nyer is a specialist in internal medicine and has practiced at the Albert Einstein Hospital, Bronx, New York since 1993. He previously practiced at North Shore University Hospital, Manhasset, New York from 1987 to 1993. Dr. Nyer has held a faculty position at the Cornell University Medical School since 1987. Dr. Nyer is the son of Mr. Samuel Nyer.

     Howard G. Parker, M.D. has been a director of the Company since December 1991. Dr. Parker has been an orthopedic surgeon in Bangor, Maine since 1978. Dr. Parker acts as a medical advisor, liaison, and consultant to numerous medical and athletic organizations. Dr. Parker has conducted research at Harvard Medical School and Massachusetts Institute of Technology and has published widely on the subject of orthopedics.

     Daniel Striar has been a director of the Company since December 1991. Since 1972, Mr. Striar has been a general partner of R.W. Striar & Co., a Boston textile manufacturer and distributor.


     Delinquent Filings
     To the best of the Company's knowledge, Mr. Michael Anton, an officer and director of the Company's subsidiary, Anton, failed to file one Form 4, covering a transaction required to be filed with the Securities and Exchange Commission. To the best of the Company's knowledge Forms 3 and 5 have been filed, as required.





     Limited Liability of Directors
     Under Florida law, the Company's directors are protected against personal liability for monetary damages from breaches of their duty of care. As a result, the Company's directors will not be liable for monetary damages from negligence and gross negligence in the performance of their duties. They remain liable for monetary damages for any breach of their duty of loyalty to the Company and its stockholders, as well as acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law and for transactions from which a director derives improper personal benefit. They also remain liable under another provision of Florida law which makes directors personally liable for of the Company's directors under federal or applicable state securities laws is also unaffected. The Company does not carry any directors' unlawful dividends, stock repurchases or redemptions and expressly sets forth a negligence standard with respect to such liability. While the Company's directors have protection from awards of monetary damages for breaches of the duty of care, that does not eliminate their duty of care. Equitable remedies, such as an injunction or rescission based upon a director's breach of the duty of care, are still available.

     ITEM 10.         Executive Compensation.

     The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's chief executive officer. No executive officer of the Company received compensation exceeding $100,000 for the fiscal years ended December 31, 1996, 1995, and 1994.
  Annual Compensation                     Long Term Compensation
 Name and                                             Securities
 Principal                                   Other            Restricted
          Underlying       LTIP       All Other
           Position      Year    Salary($)   Compensation($)  Stock Award(s)
($)  Options/SARS(#)  Payouts($) Compensation($)

Samuel Nyer   1996    $86,538     $4,200 $    0   40,000    $  0      $      0
Chief         1995     75,000      4,200      0   90,000       0             0
Executive     1994     75,000      4,200      0        0       0             0
Officer

     The Company has not paid any compensation to any person for serving as a director.




     Employment Agreements

     The Company employs its officers and employees pursuant to oral agree-ments, with the exception of Mr. Samuel Nyer, Michael Anton, five minority shareholders of Eaton, and Doyle Boatwright.

     The Company entered into a three-year written employment agreement with Mr. Samuel Nyer at a base annual salary of $125,000 effective October
     1, 1996. Mr. Nyer's employment agreement also provides for use of a car and automobile insurance at an annual cost of $4,200. The agreement also provided for the issuance to Mr. Nyer, of 1,000 shares of Series 1 Class B Preferred Stock. Each share of Preferred Stock carries 2,000 votes on all matter concerning the vote of common shareholders. The Preferred stock may be voted but does vest until October 1999, subject to a substantial risk of forfeiture as provided in Mr. Nyer's employment agreement. The shares were issued February 18, 1997 after receipt of a fairness opinion from an independent third party.

     The Company entered into a five-year written employment agreement with Mr. Anton at a base annual salary of $62,500 effective September 16, 1993.
     Mr. Anton's employment agreement also provides for a vehicle allowance of an annual cost of $5,000, He also receives life-insurance coverage of $1,000,000 with 30% payable to the employees designated beneficiary and 70% with benefits payable to the Company.

     The Company entered into a five-year employment agreement, with a one-year non-compete, with five minority shareholders of Eaton. The base salary for each is $65,000 effective August 5, 1996. Each agreement also provides for full insurance coverage on the Employee's personal vehicle and a vehicle allowance with an annual cost of $3,600. Each also receive life-insurance coverage in the aggregate amount of $800,000, including a separate single policy in the amount of $300,000, which policy the Employee's designee shall be the owner and beneficiary.

     The Company entered into a five-year written employment agreement with Mr. Boatwright at a base annual salary of $120,000. Mr. Boatwright receives a vehicle allowance of an annual cost of $7,32. He also receives life-insurance coverage in the amount of $2,000,000, $400,000 of which shall be payable to his spouse with the remainder to the Company.

     The Company has an oral employment agreement with Mr. William J. Clifford, Jr. vice president and director, which provides for an annual base salary of $62,000 and use of an automobile, including all expenses associated with it at an annual cost of $4,500. The Company has an oral employment agreement with Ms. Karen L. Wright, treasurer, which provides for an annual base salary of $42,000.

     Stock Option Plans

     In July 1993, the Company established the 1993 Stock Option Plan (the "Plan") covering 150,000 shares of common stock which was approved by shareholders at the Company's annual meeting in October 1993. In 1995, the board of directors and the shareholders approved an amendment to the Plan by increasing the number of shares from 150,000 to 275,000 shares. The Plan provides: (a)officers and other employees of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted thereunder which qualify as incentive stock options ("ISOs") under Section 422(b) of the Internal Revenue Code of 1986, as amended and (b) directors, executive officers, employees and consultants of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted hereunder which do not qualify as ISOs ("Non-Qualified Options").

     The Plan is administered by the option committee which is comprised of Donald C. Lewis, Jr., Dr. Kenneth L. Nyer and Dr. Howard Parker, three of the Company's outside directors. The board of directors has the authority to (i) determine the employees of the Company and its subsidiaries to whom ISOs may be granted, and to determine to whom Non-Qualified Options may be granted; (ii)determine the time or times at which options may be granted;
     (iii) determine the exercise price of shares subject to options; (iv) determine whether options granted shall be ISOs or Non-Qualified Options;
     (v) determine the time or times when the options shall become exercisable, the duration of the exercise period and when the options shall vest; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any, and (vii) interpret the Plan and promulgate and rescind rules and regulations relating to it.

     Effective in April 1997, under the Plan, all directors automatically receive a grant of non-Qualified Options which vest semi-annually each June 30th and December 31st over a three-year period. The exercise price of such options as provided for in the Plan is the closing price of the Company's common stock on the last business day prior to the grant of options. The number of options for each director is based on whether such person is serving a one, two or three year term; for each year of a director's term, 4,000 options are granted. After all directors begin serving a three year term, each director will receive an initial grant of 12,000 options at the time of election, appointment or vesting of all prior options.

     In January 1995, the Company granted Mr. Sam Nyer, its president, non-qualified options to purchase 90,000 shares of common stock, exercisable at $2.31 per share over a five-year period. Of the 90,000 options, 50,000 were exercised in 1996 with 10,000 vested and the remaining
     30,000 vest in equal increments of 10,000 options every six months over a one and a half-year period subject to Mr. Nyer's continued employment.

     ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth information as of December 31, 1996, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes.

                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership           Class Owned

Common Stock  Samuel Nyer                 2,796,000,             51.7%
and Class A   c/o ADCO
Preferred     1292 Hammond Street
Stock         Bangor, Maine 04401

Common Stock  Nyle International Corp.    2,710,000                50.1%
and Class A   72 Center Street
Preferred     Brewer, Maine  04412
Stock

Common Stock  Michael Anton                  44,500,               *
              9 Haigis Parkway
              Scarborough, Maine  04074

Common Stock  William J. Clifford, Jr.       12,000 10              *
              1292 Hammond Street
              Bangor, Maine 04401

Common Stock  David Dumouchel                 4,000                 *
              111 Canal Street
              Salem, MA  01970

Common Stock  Donald C. Lewis, Jr.           12,000 10,               *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

     ITEM 11. Security Ownership Of Certain Beneficial Owners And Management, continued.

                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership6           Class Owned


Common Stock  Kenneth L. Nyer, M.D           12,00010                *
              48 Old Orchard Road
              New Rochelle, New York 10804

Common Stock  Howard G. Parker, M.D.         12,00010,                *
              360 Broadway
              Bangor, Maine  04401

Common Stock  Daniel Striar                  12,00010                *
              1 Fox Hill Drive
              South Walpole, MA 02081

Common Stock  Karen L. Wright                 1,000                  *


All directors and executive officers      2,905,5006,7,8,9,10,11,12,13 53.7%
       of the Company as a group (nine
       persons)6,8
       * less than 1% of class

     ITEM 12.     Certain Relationships and Related Transactions.
          Prior to 1991, the Company and Nyle each engaged in inter-company loans. At December 31, 1996, the Company was owed $44,438 by Nyle.
     As of March 31, 1997, Nyle owed the Company $41,341 (a payment of $2,000 with an addison of interest of $902. As of March 31, 1996, Nyle owed the Company $39,754 (a payment in March of 1996 of $3,000 and the addition of $901 being accrued interest). Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

     Mr. Samuel Nyer, president of the Company, is a guarantor of ADCO's institutional loan. See Notes to "Consolidated Financial Statements".

     ADCO employs two relatives of Mr. William Clifford, a director of the Company and vice president and general manager of ADCO. One relative is employed as a retail store manager, and the other as a sales represen-tative. ADCO also employs three relatives of Ms. Karen Wright, the Company's treasurer and principal accounting and chief financial officer. One relative is employed as ADCO's assistant comptroller, one as a data entry clerk and the other is employed in the receiving department. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

     In August 1996, Mr. Samuel Nyer exercised 50,000 vested stock options at $2.31 per share (fair market value as of the date of the January 1995 grant). Mr. Nyer paid the Company by delivery of a full recovery promissory note.

     Under the terms of the note, Mr. Nyer pays interest quarterly with an annual interest rate of 6.25%, with all unpaid accrued interest and principal due August of 1996.

     Effective October 1, 1996, Mr. Nyer entered into a new employment with the Company. See Item 10. "Executive Compensation-Employee Agreements."

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

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/ Samuel Nyer
                                        Samuel Nyer, President
                                        (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated on the 30th day of April 1997.

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

     3.    Bylaws of Nyer Medical Group, Inc.(1)

     4.    1993 Stock Option Plan(2)

     4.1   Amendment to 1993 Stock Option Plan(3)

     10.   Agreement between Nyer Medical Group, Inc. and Dr. and
           Mrs. McCabe and Mr. McCabe, Jr.

     10.1  Stock Purchase Agreement  - Conway Associates, Inc.

     10.2  Stock Exchange Agreement and Plan of Reorganization -
           Eaton Apothecary(4)

     10.3  License Agreement - Nyer Nutritional Systems, Inc.

     10.4  Employment Agreement - Samuel Nyer

     10.5  Employment Agreement - Doyle Boatwright


(1)  Contained in Registration Statement on  Form S-18 filed on
     April 13, 1992.

(2)  Contained in Form 10-KSB filed April 1996.

(3)  Contained in Form 10-KSB filed April 1996.

(4)  Contained in Form 8-K filed August 1996.



















[ARTICLE] 5
[CIK] 0000884647
[NAME] NYER MEDICAL GROUP, INC

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                       6,392,888
[SECURITIES]                                         0
[RECEIVABLES]                                2,863,591
[ALLOWANCES]                                   167,502
[INVENTORY]                                  3,161,925
[CURRENT-ASSETS]                            12,369,479
[PP&E]                                       1,713,289
[DEPRECIATION]                                 692,490
[TOTAL-ASSETS]                              17,141,829
[CURRENT-LIABILITIES]                        3,311,596
[BONDS]                                      1,246,843
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                           341
[OTHER-SE]                                  11,935,045
[TOTAL-LIABILITY-AND-EQUITY]                17,141,829
[SALES]                                     21,093,488
[TOTAL-REVENUES]                            21,093,488
[CGS]                                       16,834,712
[TOTAL-COSTS]                               16,834,712
[OTHER-EXPENSES]                             4,687,442
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              76,253
[INCOME-PRETAX]                              (418,811)
[INCOME-TAX]                                 (418,811)
[INCOME-CONTINUING]                          (418,811)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (418,811)
[EPS-PRIMARY]                                    (.14)
[EPS-DILUTED]                                        0