Form 10QSB
period 1997-03-31
NYER MEDICAL GROUP INC
filed 1997-05-15
CIK 884647

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997


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

As of May 14, 1997, there were outstanding, 3,407,093 shares of common stock,par value $.0001 per share.












  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1997




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, March 31, 1997
                and December 31, 1996                                3-4


                Consolidated Statements of Operations, Three Months
                Ended March 31, 1997 and March 31, 1996               5


                Consolidated Statements of Cash Flows, Three Months
                 Ended March 31, 1997 and March 31, 1996              6-7


                Notes to Consolidated Financial Statements                 8


  Item 2.  Management's Discussion and Analysis of
                First Quarter 1997 Results                           9-14



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         15


           Signatures                                                15















     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1997

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                          March 31,    December 31,
                                              1997         1996
Current assets:
  Cash and cash equivalents              $5,662,453    $ 6,392,888
  Accounts receivable, less
    allowance for doubtful accounts
    of $167,502 at March 31, 1997
    and December 31, 1996                 2,555,682      2,629,847
  Inventories, net                        3,200,214      3,161,925
  Prepaid expenses                          122,119        118,577
  Receivables from related parties           21,717         66,242

            Total current assets         11,562,185     12,369,479

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  638,624        638,624
  Leasehold improvements                    306,474        290,606
  Machinery and equipment                    65,120         65,120
  Transportation equipment                  219,108        213,006
  Office furniture, fixtures,
    and equipment                           425,490        413,133

                                          1,747,616      1,713,289
  Less accumulated depreciation
    and amortization                       (714,692)      (692,490)

                                          1,032,924      1,020,799
Goodwill and other deferred assets,
  net of accumulated amortization of
  $155,946 and $135,043 at March 31,
  1997 and December 31, 1996,
  respectively                              889,504        910,030
Advances due from related companies          40,438         42,438
Investment in unconsolidated
  subsidiary                              1,608,710      2,683,112
Other                                       121,676        115,971

                                          2,660,328      3,751,551

            Total assets                $15,255,437    $17,141,829




     See accompanying notes to consolidated financial statements.




     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1997

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          March 31,    December 31,
                                              1997         1996

Current liabilities:
  Notes payable due related parties     $   309,372     $  309,372
  Current portion of long-term debt         212,861        324,208
  Accounts payable                        2,480,030      2,315,528
  Accrued payroll and related taxes          96,464        122,622
  Accrued expenses and other
    liabilities                              436,979       239,866

           Total current liabilities       3,535,706     3,311,596

Long-term debt, net of current
  portion                                    602,598     1,246,843
Minority interest                            626,652       648,003

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Common stock, par value $.0001
   Authorized: 10,000,000 shares;
    issued and outstanding:
    3,407,093 and 3,400,093 shares
    at March 31,1997 and December
    31, 1996, respectively                       342           341
   Additional paid-in capital             14,150,371    15,314,055
   Stock sale receivable                    (115,500)     (115,500)
   Accumulated deficit                    (3,544,733)   (3,263,510)

     Total shareholders' equity           10,490,481    11,935,387

            Total liabilities and
              shareholders' equity       $15,255,437   $17,141,829











     See accompanying notes to consolidated financial statements.




     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1997

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                            March 31,    March 31,
                                              1997         1996

Net sales                                 $6,816,244     $3,336,083

Cost and expenses:
  Cost of goods sold                       5,359,791      2,677,241
  Selling, general, and
      administrative                       1,751,827        633,128
  Operating expenses-Vectors                                  2,481
                                           7,111,618      3,312,850

        Operating(loss) income              (295,374)        23,233
Other income (expense):
  Equity in loss of unconsolidated
    subsidiary                               (34,600)
  Interest expense                           (16,542)       (15,176)
  Interest income                             52,350
  Other                                       77,779
        Total other income (expense)          78,987        (15,176)

        (Loss) income before
         minority interest                  (216,387)         8,057

Minority interest                             50,164         (4,441)

        Net (loss) income before
         income taxes                     $ (166,223)    $    3,616

        Provision for income taxes          (115,000)

   Net (loss) income                      $ (281,223)    $    3,616

  Loss per common share                   $     (.09)    $      .00

Weighted average number of common
  stock and common stock equivalents
  outstanding                              3,228,992      2,110,665











     See accompanying notes to consolidated financial statements.


     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1997

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)
                                          March 31,      March 31,
                                              1997         1996
  Cash flows from operating
      activities:
  Net loss                                $ (281,223)     $    3,616
  Adjustments to reconcile to net cash
      used in operating activities
  Loss of unconsolidated
      subsidiary                              34,600
  Depreciation and amortization               51,633          36,963
  Compensation expense in connection
      with common stock option exercise       71,369
  Minority interest                          (50,164)          4,441
   Changes in certain working capital
      elements                               146,354        (388,585)
      Net cash flows used in
           operating activities              (27,401)       (343,565)

Cash flows from investing activities:
  Acquisition of subsidiaries, net of
      cash acquired                                         (420,145)
  Purchase of property, plant and
      equipment                              (34,327)         (6,977)
  Net change in advances due from
      related companies                        2,000           2,767
  Increase in other assets, net               (5,705)
      Net cash used in investing
           activities                        (38,032)       (424,355)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                          13,806
  Payments of long-term debt                (755,592)       (154,571)
  Net (repayments to)proceeds from
      notes due related parties               44,444
  Proceeds from issuance of common
      stock                                                2,872,964
  Proceeds from exercise of stock
      options                                 32,340
      Net cash provided by
           financing activities             (665,002)      2,718,393

Net (decrease) increase in cash
      and cash equivalents                  (730,435)      1,950,473
Cash and cash equivalents at
      beginning of period                  6,392,888         262,099
Cash and cash equivalents at
      end of period                       $5,662,453      $2,212,572


     See accompanying notes to consolidated financial statements.

     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1997

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)


                                                Three Months Ended

                                            March 31,    March 31,
                                              1997         1996

Cash paid during the first three months:
     Interest                               $13,142      $11,386












































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


     2. Property, Plant, and Equipment

        Property, plant, and equipment consists of the following:

                                               (Unaudited)
                                                March 31,       December 31,
                                                  1997              1996

        Land                                   $   92,800       $   92,800
        Building                                  638,624          638,624
        Leasehold improvements                    306,474          290,606
        Machinery and equipment                    65,120           65,120
        Transportation equipment                  219,108          213,006
        Office furniture, fixtures,
            and equipment                         425,490          413,133
                                                1,747,616        1,713,289

        Less accumulated depreciation and
          amortization                           (714,692)        (692,490)
                                               $1,032,924       $1,020,799












  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175      MARCH 31, 1997

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations

     Total revenues for the first quarter of 1997 increased 104% over the first quarter of 1996 to approximately $6,816,244, representing an increase of $3,480,161. The primary reason for the increase was the purchase of Eaton Apothecary ("Eaton") in August of 1996. Eaton added approximately $4,000,000 in net sales. Eaton is a nine-store chain of pharmacies. Anton Investments ("Anton") and Conway Associates ("Conway") had combined sales of approximately $1,200,000 or a decrease of 36% of net sales of $1,800,000 in the first quarter of 1996. Anton and Conway are distributors of fire police and rescue equipment and supplies. The reason for the decrease in sales is attributed to no fire truck sales in the first quarter. The medical distribution company, ADCO Surgical Supply, ("ADCO"), located in Maine, had increased sales of approximately $172,700 over the first quarter of 1996 or 15% of net sales, to $1,325,000. ADCO's increase in sales continues to come from long-term care market.
The medical distribution company, ADCO South Medical Supplies, ("ADCO South"), located in Southern Florida, had a decrease of approximately $70,500, or 21.0% of net sales for the first quarter of 1997, to $263,100 as compared to the same period in 1995. The decrease is due to less capital equipment sales.

    The Company's overall gross margin was 21.4% for the first quarter in 1997, as compared to gross margin of 19.7% for the comparable period in 1996. The main reason for this increase was no fire truck sales were recorded for the first quarter of 1997. Fire trucks and equipment are sold at lower gross margins. Their average gross profit margin is between 3-7%. Eaton's gross margin was 21.1% for the first quarter. ADCO's gross margin had a decrease to 25.6% as compared to a gross margin of 25.6% for the comparable period of 1996. This decrease continues to be the result of reduced margins created by the impact of larger consolidated customers using buying groups which buy at lower prices and the long-term care market.
ADCO South's remained constant at 30% for the first quarter of 1997 and 1996.

     During the first three months of 1997, selling, general, and admin-istrative expenses increased 1,118,699 for the first quarter of 1997 from 633,128 for the same comparable period in 1996. The main components of the increase are as follows: Eaton added selling, general, and administrative expenses of $796,804; Nyer Nutritional Systems, Inc., ("Nyer Nutritional") added approximately $102,000; and the fire truck companies, Anton and Conway, had an additional expenses of approximately $110,000. Conway added new overhead expenses due to being purchased in mid-February 1996. ADCO had an increase of approximately $36,000 which can be attributed to their sales increase. ADCO South has a slight decrease which can be attributed to lower sales.




  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1997

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations: continued,

    Net interest expense as a percentage of sales was less than 1% in the first three months of 1997 and 1996, respectively.

     The Company experienced a net loss of ($281,223) for the first quarter of 1997, or 4.1% of net sales. This compares to a net income of $3,616 for the first quarter of 1996, or .1% of net sales. The net loss for the first quarter of 1997 is the result of the following: Conway had a net loss of approximately ($65,000) as compared to a net income for the first quarter of 1996 of $43,000; Anton experienced a net loss of ($58,705) as compared to net loss of approximately ($25,178) for the first quarter of 1996; Eaton has a net income of $107,355; ADCO had a net income for the first quarter of $11,160 as compared to a net income of $4,700 for the first quarter of 1996; ADCO South had a net income of $860 as compared to a net income of $13,555 for the first quarter of 1996; the Company recognized a net loss of ($34,600) from its unconsolidated subsidiary Genetic Vectors for the first quarter of 1997 as compared to a minimal net loss of ($2,481) for the first quarter of 1996. Nyer Nutritional added a loss of ($105,413) which is attributed to overhead. Nyer Nutritional is still in its start-up phase and sales are expected in the third quarter of 1997.

     The Company expects its gross margin to decrease as a result of the increase in lower margins for high dollar fire truck sales. The expected gross profit dollars will be significantly higher and more than off-set the lower gross operating margin. The gross margins at the medical distribution companies and the pharmacy chain should stay relatively stable for 1997 and increasing sales should continue the profitability of these companies.

Liquidity and Capital Resources

     In January 1997, the Company completed its spin-off of Vector's common stock which resulted in 512,071 shares of common stock being distributed as a dividend to shareholders of Nyer.
After the completion of the spin-off, Nyer holds 34.6% of the outstanding common stock of Vectors. This transaction qualifies as a taxable event, under Internal Revenue Service rules.
Accordingly, the Company has recorded as taxable gain of approximately $2,500,000, offset by a net operating loss carryforward, which results in an estimated tax liability of approximately of $325,000. Under the Statement of Financial Accounting Standards No. 109, the difference between the financial statement carrying value and the cash basis of the stock, which was spun-off, is reflected in the Statement of Operations as income tax in the amount of $115,000. Likewise, the difference between the fair market value and the financial statement carrying value has been reflected as a reduction in equity of $210,000.


  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1997

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Liquidity and Capital Resources, continued

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

     Eaton is continuing to look at potential acquisitions to further enhance its position as the leading independent pharmacy chain in the greater North Shore area of Massachusetts. Eaton will also try to expand its marketing and sales of home health care products and accessibility products. This will continue to enhance its reputation as a leading provider of professional pharmacy supplies and equipment.

     Nyer Nutritional's products are actively being marketed to home health care providers and agencies throughout the United States. Nyer Nutritional also is working on developing world wide contracts on its patented nutritional products. The company has received several trial orders. Nyer Nutritional is expecting to have sales in the third quarter of 1997.

     The Company anticipates at current cash levels is adequate to fund the operating needs and potential acquisitions for the foreseeable future.















  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1997

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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



                                                  NYER MEDICAL GROUP, INC.


     Date:  May 14, 1997                          /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  May 14, 1997                          /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Accounting Officer)






[ARTICLE] 5
[CIK] 0000884647
[NAME] NYER MEDICAL GROUP, INC

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               MAR-31-1997
[CASH]                                       5,662,453
[SECURITIES]                                         0
[RECEIVABLES]                                2,723,184
[ALLOWANCES]                                   167,502
[INVENTORY]                                  3,200,214
[CURRENT-ASSETS]                            11,562,185
[PP&E]                                       1,747,616
[DEPRECIATION]                                 714,692
[TOTAL-ASSETS]                              15,255,437
[CURRENT-LIABILITIES]                        3,535,706
[BONDS]                                        602,598
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                           342
[OTHER-SE]                                  10,490,481
[TOTAL-LIABILITY-AND-EQUITY]                15,255,437
[SALES]                                      6,816,244
[TOTAL-REVENUES]                             6,816,244
[CGS]                                        5,359,791
[TOTAL-COSTS]                                5,359,791
[OTHER-EXPENSES]                             1,606,134
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              16,542
[INCOME-PRETAX]                              (166,223)
[INCOME-TAX]                                 (115,000)
[INCOME-CONTINUING]                          (281,223)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (281,223)
[EPS-PRIMARY]                                    (.08)
[EPS-DILUTED]                                        0