Form 10QSB
period 1997-06-30
NYER MEDICAL GROUP INC
filed 1997-08-14
CIK 884647

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549




                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1997


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

As of August 14, 1997, there were outstanding, 3,407,093 shares of common stock, par value $.0001 per share.


  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets as of June 30, 1997
                and December 31, 1996                                3-4


                Consolidated Statements of Operations, Three Months
                Ended June 30, 1997 and June 30, 1996                 5


           Consolidated Statements of Operations, Six Months
                Ended June 30, 1997 and June 30, 1997                 6


                Consolidated Statements of Cash Flows, Six Months
                    Ended June 30, 1997 and June 30, 1996                7-8


                Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1997 Results                            10-13



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                             13


           Signatures                                                    13














  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                  (Unaudited)
                                                   June 30,        December 31,
                                                     1997              1996
  Current assets:

      Cash                                        $5,135,185       $6,392,888
      Accounts receivable, less allowance for
        doubtful accounts of $172,395 at
        June 30, 1997, and $167,502 at
        December 31, 1996, respectively            2,761,312        2,629,847
      Inventories, net                             3,303,102        3,161,925
      Prepaid expenses                               164,649          118,577
      Receivable from related company                 28,428           66,242
           Total current assets                   11,392,676       12,369,479

      Property, plant and equipment, at
        cost:
      Land                                            92,800           92,800
      Building                                       638,624          638,624
      Leasehold improvements                         363,086          290,606
      Machinery and equipment                        222,956           65,120
      Transportation equipment                       249,011          213,006
      Office furniture, fixtures,
          and equipment                              509,861          413,133

                                                   2,076,338        1,713,289
      Less accumulated depreciation
        and amortization                            (764,842)        (692,490)

                                                   1,311,496        1,020,799
  Other assets:

      Goodwill and other deferred assets,
        net of accumulated amortization of
        $184,875 and $135,043 at June 30,
        1997 and December 31, 1996,
        respectively                                 935,575           889,504
      Advances due from related companies             36,259            40,438
      Investment in unconsolidated
        subsidiary                                 1,692,328         1,608,710
      Other                                          123,771           121,676


            Total other assets                     2,787,933         3,751,551

              Total assets                       $15,492,105       $15,255,437

  See accompanying notes to consolidated financial statements.


 FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                   June 30,        December 31,
                                                      1997             1996

  Current liabilities:
      Notes payable due related parties           $  309,100       $  309,372
      Current portion of long-term debt              649,643          324,208
      Accounts payable                             2,504,068        2,315,528
      Accrued payroll and related taxes               48,775          122,622
      Accrued expenses and other liabilities          64,499          239,866
           Total current liabilities               3,576,085        3,311,596

  Long-term debt, net of current portion             405,742        1,246,843

  Minority interest                                  637,010          648,003


  Shareholders' equity:
      Class A Preferred stock, par value
        $.0001, Authorized, issued, and
        outstanding: 2000 shares                           1                1
      Common Stock, par value $.0001
        Authorized: 10,000,000 shares;
        issued and outstanding; 3,407,093
        shares at June 30, 1997, and
        3,400,093 at December 31, 1996                   342              341
      Additional paid-in capital                  14,496,180       15,315,055
      Stock subscription receivable                 (115,500)        (115,500)
      Accumulated deficit                         (3,507,755)      (3,544,733)
           Total shareholders' equity             10,873,268       11,935,387

             Total liabilities and
               shareholders' equity              $15,492,105      $17,141,829


  See accompanying notes to consolidated financial statements.







  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended
                                                   June 30,         June 30,
                                                      1997             1996


  Net sales and other revenues                    $9,282,533        $3,824,279




  Expenses:
      Cost of goods sold                           7,546,668         3,021,679
      Selling, general and administrative          1,788,849           843,390
                                                   9,335,517         3,865,069
       Operating (loss)                              (52,984)          (40,790)

Other income (expense):
  Equity in loss of unconsolidated
    subsidiary                                      (34,600)
  Interest expense                                  (26,937)           (18,199)
  Interest income                                    46,824
  Other                                              26,433
        Total other income (expense)                 11,720            (18,199)

        (Loss) income before
         minority interest                          (41,264)           (58,989)

Minority interest                                    37,197             (1,389)

        Net (loss)                               $   (4,067)        $  (60,378)



        Net (loss) per common share              $     (.02)        $     (.02)





  Weighted average number of common shares
    outstanding                                    3,012,142         2,744,887


  See accompanying notes to consolidated financial statements.




 FORM 10-QSB          NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                       Six Months Ended
                                                   June 30,         June 30,
                                                      1997             1996

 Net sales and other revenues                     $16,098,777       $7,160,362

     Expenses:
      Cost of goods sold                           12,906,459        5,698,920
      Selling, general and administrative           3,540,676        1,478,998
                                                   16,447,135        7,177,918
      Operating(loss) income                         (348,358)         (17,556)

Other income (expense):
  Equity in loss of unconsolidated
    subsidiary                                        (69,200)
  Interest expense                                    (43,479)         (33,376)
  Interest income                                      99,175
  Other                                               104,212
        Total other income (expense)                   90,708          (33,376)

        (Loss) income before
         minority interest                           (257,650)         (50,932)

Minority interest                                      12,967           (5,830)

        Net (loss)                                 $ (244,683)     $   (56,762)

        Net loss per common share                  $     (.07)     $      (.02)

  Weighted average number of common shares
    outstanding                                     3,352,971        2,364,932










  See accompanying notes to consolidated financial statements.




 FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                        Six Months Ended
                                                   June 30,         June 30,
                                                      1997              1996

  Cash flows from operating activities:
     Net (loss) income                            $ (244,683)       $  (56,762)
     Adjustments to reconcile net loss
     to net cash (used) provided by
     operating activities:
         Loss of unconsolidated
            subsidiary                                69,638
         Depreciation and amortization                88,041            78,974
         Compensation expense in connection
          with common stock option exercise           71,369
         Minority interest                           (10,993)            5,830
         Changes in certain working capital
            elements                                (341,573)         (494,958)
          Net cash (used) provided by operating
             activities                             (368,201)         (466,916)
  Cash flows from investing activities:
         Acquisition of property, plant and
           equipment                                (329,283)           (7,616)
         Acquisition of subsidiary                                    (420,145)
         Increase in deferred charges                (75,000)
         Net change in advances due form
            related companies                          6,179             4,461
         Increase in other assets, net                (7,800)
            Net cash used in investing activities   (405,904)         (423,300)

  Cash flows from financing activities:
         Repayments of notes payable to a
            related parties                            (272)
              affiliate
         Repayment of notes payable, including
           shareholder                                               (162,000)
         Repayments of long-term debt               (515,667)        (162,739)
         Proceeds from exercise of stock
              options                                 32,340
          Net cash provided by
             financing activities                    483,599        5,315,509


  Net increase (decrease) in cash                  1,257,704        4,425,293

  Cash at beginning of period                      6,392,888          262,099

  Cash at end of period                           $5,135,184       $4,687,392

  See accompanying notes in consolidated financial statements.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30,1997


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



  Supplemental disclosures of cash flow information



                                                        Six Months Ended

                                                    June 30,        June 30,
  Cash paid during the first six months:              1997             1996

       Interest                                    $   40,079       $   33,376




































  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997

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


     2. Property, Plant, and Equipment

        Property, plant, and equipment consists of the following:

                                                  (Unaudited)
                                                   June 30,        December 31,
                                                     1997              1996
        Land                                      $   92,800       $   92,800
        Building                                     638,624          638,624
        Leasehold improvements                       363,086          290,606
        Machinery and equipment                      222,956           65,120
        Transportation equipment                     249,011          213,006
        Office furniture, fixtures, and equipment    509,861          413,133
                                                   2,076,338        1,713,289

        Less accumulated depreciation and
          amortization                              (764,842)        (692,490)
                                                  $1,311,496       $1,020,799







  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations

     Total revenues for the first six months of 1997 increased 125% over the first six months of 1996 to approximately $16,098,177, representing an increase of $8,938,415. The main reason for the increase was the purchase of Eaton Apothecary ("Eaton") in August of 1996. Eaton added approximately $8,400,000 in net sales. Eaton is a nine-store chain of pharmacies.
Anton Investments ("Anton") and Conway Associates ("Conway") had combined sales of approximately $4,495,000 or an increase of 4% on net sales of $4,341,000 for the first six months of 1996. Anton and Conway are distributors of fire police and rescue equipment and supplies. The medical distribution company, ADCO Surgical Supply, ("ADCO"), located in Maine, had increased sales of approximately $388,000 over the first six months of 1996 or 17%of net sales, to $2,661,000. ADCO's increase in sales continues to come from long-term care market. The medical distribution company, ADCO South Medical Supplies, ("ADCO South"), located in Southern Florida, had a decrease of approximately $90,000, or 18.0% of net sales for the first six months of 1997, to $506,000 as compared to $ 596,000 for the same period in 1996.
The decrease is due to less capital equipment sales.

     Net sales and other revenues for the second quarter were $9,252,533 as compared to $3,824,279 for the same period of 1996. The reason for the increase in sales is as stated above.

     The Company's overall gross profit margin was 20.0% for the first six months of 1997, as compared to gross margin of 20.4% for the comparable period in 1996. Eaton's gross profit margin was 21.3% Anton and Conway had a combined gross profit margin of 8.7% as compared to 14.7%. The margin was down due to fire truck sales with lower than average gross profit margins. ADCO's gross margin was 25.2% for the first six months of 1996 and as compared to 26.1% for the same period of 1996. ADCO South's gross margin was 28.7% for the first six months as compared to 30% for the comparable period in 1996.

     The Company's gross profit margin for the second quarter of 1997 was 18.7% as compared to the second quarter of 1996 of 20.1%.

     During the first six months of 1997, selling, general, and admin-istrative expenses increased 2,061,678 to $3,540,676 for an increase of 139% over for the first two quarters of 1997. The main components of the increase are as follows: Eaton added selling, general, and administrative expenses of $1,626,500; Nyer Nutritional Systems, Inc., ("Nyer Nutritional") added approximately $223,300; and ADCO had an increase of $111,000. Eaton overhead is new for the first two quarters of 1997 due to being purchased in August of 1996. ADCO's increases can be attributed to their sales increase.

  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations: continued,


     During the second quarter of 1997, selling, general and administration expenses were approximately $1,788,849 as compared to approximately $843,000 for the same period in 1996. The reasons for this increase are as stated above.

     Net interest expense as a percentage of sales was .01% in the first six months of 1997 and 1996, respectively.

     A net loss of ($244,683) occurred in the first six months of 1997, 1.5% of net sales. This compares to a net loss of ($56,762) for the first six months of 1996, or 1.0% of net sales. The losses in 1997 are a combination of all of the companies. The net loss for the first six months of 1997 is the result of the following: Eaton had a net income of approximately 170,000; Conway Associates had a net loss of ($46,700) as compared to a net income of $120,000 for the first six months of 1996; Anton experienced a net loss of ($104,400) as compared to net loss of ($91,090) for the six months of 1996; ADCO had a net income for the first six months of $10,900 as compared to a net income of $3,200 for the comparable period 1996; ADCO South had a net loss of ($11,000) for the first six months of 1996 as compared to a net loss of ($1,200) for the first six months of 1996; The Company recognized ($69,200) net loss due to their share of ownership in Genetic Vectors as compared to a net loss of ($31,500) for the first six months of 1996. Nyer Nutritional had a net loss of ($195,200) as compared to $0 for the first six months of 1996. Nyer Nutritional began operations in December of 1996. Nyer Nutritional is still in its start-up phase and sales are expected in the third quarter of 1997. Currently, the Company's interest income off-sets the corporate overhead expenses. SCBA, Inc. "SCBA", (this company repairs breathing apparatus equipment for cities,towns, and fire departments) contributed a net income of approximately $13,000.

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

     The second quarter of 1996, showed a net loss of ($4,067) as compared to a net loss of ($60,377) for the same period of 1996. During the second quarter, the Company had interest income of approximately $52,000 as the result of the cash balance on hand. The reason for the increase in cash is described below in the Liquidity and Capital Resources section of this report.


 FORM 10-QSB          NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS


Liquidity and Capital Resources

     Business in the first quarter of 1997 continues to be very competitive. ADCO continues to focus on its long-term care market and is pursuing more business with physician groups. ADCO has established a new physician distribution center in Las Vegas, Nevada.
This new location will emphasize pharmaceutical, vaccines, injectables, as well as traditional medical equipment and supplies. Sales expected from this location will be approximately $400,000 for 1997. ADCO has also established a government contract sales division for medical equipment and supplies to various state and federal agencies. Anticipated sales from this division should be approximately $200,000. This division should generate more revenues in the future as the federal government requires vendors to transact business via EDI. ADCO's sales of its accessibility equipment continues as compliance is being acted on throughout the State of Maine. ADCO had record sales for the first six months of 1997, an increase of 17% over the same period of 1996.

     Anton, Conway, and SCBA are continuing to look at ways to better utilize their combined products and service capabilities in order to increase sales and gross profit dollars in 1997.

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

     Nyer Nutritional's products are actively being marketed to home health care providers and agencies throughout the United
States. Nyer Nutritional also is working on developing world wide contracts on its patented nutritional products. Nyer Nutritional is expecting to have sales in the third quarter of 1997. The Company announced in July that Nyer Nutritional was awarded a patent by the government of India. Nyer Nutritional has been awarded similar patents in the United States and certain other foreign countries.








  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Liquidity and Capital Resources, continued


     As of June 30, 1997, cash and cash items decreased to $5,135,184, as compared to $6,392,888 at December 31, 1996. The Company anticipates at current cash levels is adequate to fund the operating needs and potential acquisitions for the foreseeable future.

                                    PART II
  Item 3:  Other information


The Company is still actively seeking to acquire medical related companies.






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NYER MEDICAL GROUP, INC.


     Date:  August 14, 1997                       // Samuel Nyer
                                                  Samuel Nyer,
                                                  President




     Date:  August 14, 1997                       // Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Accounting Officer)