Form 10QSB/A
period 1997-06-30
NYER MEDICAL GROUP INC
filed 1997-09-10
CIK 884647

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549





                              FORM 10-QSB/A No. 1

                     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1997


               Commission File Number               000-20175

                              NYER MEDICAL GROUP, INC
            (Exact name of registrant as specified in its charter)


                   Florida                                01-0469607
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


           1292 Hammond Street, Bangor, Maine                04401
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

As of September 9, 1997, there were outstanding, 3,407,093 shares of common stock, par value $.0001 per share.
                                        1


FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997




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




                                     2




FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997

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
  Other assets:

      Goodwill and other deferred assets,
        net of accumulated amortization of
        $184,875 and $135,043 at June 30,
        1997 and December 31, 1996,
        respectively                                 935,575           910,030
      Advances due from related companies             36,259            42,438
      Investment in unconsolidated
        subsidiary                                 1,692,328         2,683,112
      Other                                          123,771           115,971


            Total other assets                     2,787,933         3,751,551

              Total assets                       $15,492,105       $17,141,829

  See accompanying notes to consolidated financial statements.

                                     3

FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997


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

                                     4


FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended
                                                   June 30,         June 30,
                                                      1997             1996

  Net sales and other revenues                    $9,282,533        $3,824,279


  Expenses:
      Cost of goods sold                           7,546,668         3,021,679
      Selling, general and administrative          1,788,849           843,390
                                                   9,335,517         3,865,069
       Operating (loss)                              (52,984)          (40,790)

  Other income (expense):
  Equity in loss of unconsolidated
    subsidiary                                      (34,600)
  Interest expense                                  (26,937)           (18,199)
  Interest income                                    46,824
  Other                                              26,433
        Total other income (expense)                 11,720            (18,199)

        (Loss) income before
         minority interest                          (41,264)           (58,989)

  Minority interest                                  37,197             (1,389)

        Net (loss)                                $  (4,067)        $  (60,378)



        Net (loss) per common share               $     .00         $     (.02)





  Weighted average number of common shares
    outstanding                                   3,012,142          2,744,887


  See accompanying notes to consolidated financial statements.

                                     5


FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997


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

                                        6


FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997

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

  See accompanying notes in consolidated financial statements.
                                     7

FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30,1997


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
































                                      8

FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997

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


                                     9

FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.  000-20175     JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations

     Total revenues for the first six months of 1997 increased 125% over the first six months of 1996 to approximately $16,098,177, representing an increase of $8,938,415. The main reason for the increase was the purchase of D.A.W., Inc. dba Eaton Apothecary ("Eaton") in August of 1996. Eaton added approximately $8,400,000 in net sales. Eaton is a nine-store chain of pharmacies. Anton Investments, Inc. ("Anton") and Conway Associates, Inc. ("Conway") had combined sales of approximately $4,495,000 or an increase of 4% on net sales of $4,341,000 for the first six months of 1996. Anton and Conway are distributors of fire, police, and rescue equipment and supplies. The medical distribution company, ADCO Surgical Supply, Inc. ("ADCO"), located in Maine, had increased sales of approximately $388,000 over the first six months of 1996 or 17%of net sales, to $2,661,000. ADCO's increase in sales continues to come from long-term care market. The medical distribution company, ADCO South Medical Supplies, Inc. ("ADCO South"), located in Southern Florida, had a decrease of approximately $90,000, or 18.0% of net sales for the first six months of 1997, to $506,000 as compared to $ 596,000 for the same period in 1996. The decrease is due to less capital equipment sales.

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

                                     10

FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.   000-20175    JUNE 30, 1997

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

     A net loss of ($244,683) occurred in the first six months of 1997, or 1.5% of net sales. This compares to a net loss of ($56,762) for the first six months of 1996, or 1.0% of net sales. The losses in 1997 are a combination of all of the companies. The net loss for the first six months of 1997 is the result of the following: Eaton had a net income of approximately 170,000; Conway Associates had a net loss of ($46,700) as compared to a net income of $120,000 for the first six months of 1996; Anton experienced a net loss of ($104,400) as compared to net loss of ($91,090) for the six months of 1996; ADCO had a net income for the first six months of $10,900 as compared to a net income of $3,200 for the comparable period 1996; ADCO South had a net loss of ($11,000) for the first six months of 1996 as compared to a net loss of ($1,200) for the first six months of 1996; Nyer Nutritional had a net loss of ($195,200) as compared to $0 for the first six months of 1996. Nyer Nutritional began operations in December of 1996. Nyer Nutritional is still in its start-up phase. SCBA, Inc. (SCBA), (this company repairs breathing apparatus equipment for cities,towns, and fire departments) contributed a net income of approximately $13,000. The Company recognized ($69,200) net loss due to their share of ownership in Genetic Vectors as compared to a net loss of ($31,500) for the first six months of 1996. Currently, the Company's interest income off-sets the corporate overhead expenses.

     The second quarter of 1996, showed a net loss of ($4,067) as compared to a net loss of ($60,377) for the same period of 1996. During the second quarter, the Company had interest income of approximately $52,000 as the result of the cash balance on hand.

     The Company expects its gross margin to decrease in the third and fourth quarter, for anticipated high dollar fire truck sales. The expected gross profit dollars will be significantly higher and more than off-set the lower gross operating margin. The gross margins at the medical distribution company located in Maine and the pharmacy chain should stay relatively stable for 1997 and increasing sales should continue the profitability of these companies.

                                      11


FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.   000-20175    JUNE 30, 1997

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

  Liquidity and Capital Resources

     As of June 30, 1997, cash and cash items decreased to $5,135,184, as compared to $6,392,888 at December 31, 1996. The Company anticipates at current cash levels is adequate to fund the operating needs and potential acquisitions for the foreseeable future.

     The Company has budgeted $25,000 per month to loan to Nyer Nutritional for its working capital needs. The Company cannot forecast when or if Nyer Nutritional will begin generating revenue which will reduce the amount currently budgeted. In addition, Mr. Michael Anton, president of Anton, has advised the Company that he intends to resign effective September 30, 1997 and pursue other interests unrelated to Anton's business. At June 30th, the Company owed Mr. Anton $309,100 which is reflected as a notes payable to related parties on the balance sheet. In October 1997, the Company is planning to conduct an independent audit of Anton's inventory since part of the inventory is owned by Mr. Michael Anton and part owned by Anton. Depending upon the results of that inventory, it is possible but not certain that the Company's liability to Mr. Anton will exceed that reflected on the balance sheet. The notes payable terms will be determined at a later date.

                                     12

FORM 10-QSB/A No.1     NYER MEDICAL GROUP, INC.   000-20175    JUNE 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Liquidity and Capital Resources, continued

The Company intends to continue the business of Anton and it anticipates using its current facility located near Portland, Maine as a sales office for the remainder of the one-year lease term. Future rental expense will be $24,000.

                                    PART II
  Item 3:  Other information


The Company is still actively seeking to acquire medical related companies.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NYER MEDICAL GROUP, INC.


Date:  September 10, 1997                 // Samuel Nyer
                                            Samuel Nyer,
                                            President



Date:  September 10, 1997                 // Karen L. Wright
                                            Karen L. Wright,
                                            Treasurer
                                            (Chief Financial Officer)





                                     13
