Form 10QSB
period 1997-09-30
NYER MEDICAL GROUP INC
filed 1997-11-14
CIK 884647

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549




                                  FORM 10-QSB


                     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended September 30, 1997


               Commission File Number               000-20175

                              NYER MEDICAL GROUP, INC
            (Exact name of registrant as specified in its charter)


                   Florida                                01-0469607
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


           1292 Hammond Street, Bangor, Maine                04401
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

As of November 14,1997, there were outstanding, 3,407,093 shares of common stock, par value $.0001 per share.





FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1997




                               INDEX

                               PART I

                        FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets as of September 30, 1997
                and December 31, 1996                                3-4


           Consolidated Statements of Operations, Three Months
                Ended September 30, 1997 and September 30, 1996       5


           Consolidated Statements of Operations, Nine Months
                Ended September 30, 1997 and September 30, 1997       6

           Consolidated Statements of Cash Flows, Nine Months
                Ended September, 1997 and September 30, 1996         7-8


           Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1997 Results                         10-13



                   PART II - OTHER INFORMATION


           Signatures                                               13
















FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     1997              1996
  Current assets:

      Cash                                        $4,597,027       $6,392,888
      Accounts receivable, less allowance for
        doubtful accounts of $166,989 at
        September 30, 1997, and $167,502 at
        December 31, 1996, respectively            3,070,489        2,629,847
      Inventories, net                             3,545,240        3,161,925
      Prepaid expenses                               146,611          118,577
      Receivable from related company                  8,498           66,242
           Total current assets                   11,367,865       12,369,479

      Property, plant and equipment, at
        cost:
      Land                                            92,800           92,800
      Building                                       638,624          638,624
      Leasehold improvements                         394,040          290,606
      Machinery and equipment                        222,713           65,120
      Transportation equipment                       228,221          213,006
      Capital equipment-lease                         15,899
      Office furniture, fixtures,
          and equipment                              295,378          413,133

                                                   1,887,675        1,713,289
      Less accumulated depreciation
        and amortization                            (585,818)        (692,490)

                                                   1,301,857        1,020,799
  Other assets:

      Goodwill and other deferred assets,
        net of accumulated amortization of
        $221,549 and $135,043 at September 30,
        1997 and December 31, 1996,
        respectively                                 928,901           910,030
      Advances due from related companies             37,081            42,438
      Net asset of discontinued operations         2,200,081         2,683,112
      Other                                          149,671           115,971

            Total other assets                     3,315,734         3,751,551

              Total assets                       $15,985,456       $17,141,829


  See accompanying notes to consolidated financial statements.


FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30,1997


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                  September 30,    December 31,
                                                      1997             1996

  Current liabilities:
      Notes payable due related parties           $  309,100       $  309,372
      Current portion of long-term debt              249,844          324,208
      Current portion of capital lease                 4,007
      Accounts payable                             2,677,718        2,315,528
      Accrued payroll and related taxes               53,920          122,622
      Accrued expenses and other liabilities         213,741          239,866
           Total current liabilities               3,508,330        3,311,596

  Long-term debt, net of current portion             761,846        1,246,843
  Capital lease obligation, net of
      current portion                                 11,892

  Minority interest                                  558,434          648,003


  Shareholders' equity:
      Class A Preferred stock, par value
        $.0001, Authorized, issued, and
        outstanding: 2000 shares                           1                1
      Common Stock, par value $.0001
        Authorized: 10,000,000 shares;
        issued and outstanding; 3,407,093
        shares at September 30, 1997, and
        3,400,093 at December 31, 1996                   341              341
      Additional paid-in capital                  15,314,597       15,314,055
      Stock subscription receivable                 (115,500)        (115,500)
      Accumulated deficit                         (4,054,485)      (3,263,510)
           Total shareholders' equity             11,144,954       11,935,387

             Total liabilities and
               shareholders' equity              $15,985,456      $17,141,829


  See accompanying notes to consolidated financial statements.


FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30,1997
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                       Three Months Ended
                                                 September 30,     September 30,
                                                      1997             1996


  Net sales and other revenues                    $8,307,415        $5,621,012


  Expenses:
      Cost of goods sold                           6,618,750         4,285,636
      Selling, general and administrative          1,951,589         1,441,143
                                                   8,570,339         5,726,779
       Operating loss                               (262,924)         (105,767)

  Other income (expense):
  Interest expense                                  (27,734)           (22,198)
  Interest income                                    82,516             81,795
  Other                                                (919)             2,199
        Total other income                           53,863             61,796

         Loss before
         minority interest                         (209,061)           (43,971)

Minority interest                                    76,601              8,147

       Loss from continuing operations            $(132,460)        $  (35,824)

Discontinued operations
   Loss from operations of discontinued
   subsidiary-Genetic Vectors (note 2)             (413,831)          (143,645)

        Net loss                                  $(546,291)          (179,469)

        Net loss per common share:

           Continuing operations                 $     (.04)        $     (.03)

           Discontinued operations                     (.12)              (.05)

           Net loss                              $     (.16)        $     (.08)

  Weighted average number of common shares
    outstanding                                   3,399,821          3,142,075






  See accompanying notes to consolidated financial statements.


FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1997


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                      1997             1996

 Net sales and other revenues                     $24,406,192       $12,732,326

     Expenses:
      Cost of goods sold                           19,525,209         9,984,556
      Selling, general and administrative           5,492,265         2,853,641
                                                   25,017,474        12,838,197
      Operating loss                                 (611,282)         (105,871)

 Other income (expense):
      Interest expense                                (71,213)          (55,574)
      Interest income                                 181,690           130,843
      Other                                           103,293             2,199
        Total other income                            213,770            77,468

        Loss before
         minority interest                           (397,512)          (28,403)

Minority interest                                      89,569            (2,317)

       Loss from continuing operations               (307,943)         (26,086)

Discontinued operations
   Loss from operations of discontinued
   subsidiary-Genetic Vectors (note 2)               (483,031)         (210,145)

        Net loss                                  $  (790,975)      $  (236,231)

        Net loss per common share:

           Continuing operations                   $     (.09)     $       (.01)

           Discontinued operations                       (.14)             (.08)

           Net loss                                $     (.23)     $       (.09)

  Weighted average number of common shares
    outstanding                                     3,399,821         2,649,762


  See accompanying notes to consolidated financial statements.

FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                      1997              1996
  Cash flows from operating activities:
     Net loss                                     $ (790,975)       $  (236,231)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
         Loss from operations of discontinued
         subsidiary                                  483,031
         Depreciation and amortization               223,369            149,244
         Minority interest                           (89,569)             2,317
         Changes in certain working capital
            elements                                (526,884)          (282,467)
         Net cash used by operating activities      (701,028)          (367,137)

  Cash flows from investing activities:
         Acquisition of property, plant and
           equipment                                (402,022)           (67,621)
         Acquisition of subsidiaries, net of
           cash acquired                                               (808,229)
         Increase in deferred charges               (105,377)
         Net change in advances due from
            related companies                          5,357              1,737
         Increase in other assets, net               (33,700)
            Net cash used in investing activities   (535,742)          (874,113)

  Cash flows from financing activities:
         Repayments of notes payable due
            related parties                             (272)          (174,000)
         Net proceeds from repayment of notes
            payable,                                                     26,020
         Repayments of long-term debt               (559,361)          (169,193)
         Proceeds from stock subscription
           receivable                                                   150,000
         Proceeds from issuance of common stock                       5,340,042
         Proceeds from exercise of common
           stock warrants                                             2,293,709
         Proceeds from exercise of stock
           options                                       542
          Net cash provided by (used in)
             financing activities                   (559,091)         7,466,578

  Net increase (decrease) in cash                 (1,795,861)         6,225,328

  Cash at beginning of period                      6,392,888            262,099

  Cash at end of period                           $4,597,027         $6,487,427

  See accompanying notes in consolidated financial statements.

FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30,1997


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                      1997              1996

  Changes in working capital elements

      Accounts receivable and prepayments         $ (410,932)      $  (390,045)
      Inventories                                   (383,315)         (670,868)
      Accounts payable and accrued expenses          267,363           778,446
                                                  $ (526,884)      $  (282,467)


  Supplemental disclosures of cash flow information



                                                        Nine Months Ended

                                                  September 30,    September 30,
  Cash paid during the first nine months:             1997             1996

       Interest                                    $   67,401       $   55,574



  The Company entered into a capital lease of $15,899 in 1997.











FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Consolidated financial statements

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

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  Discontinued Operations

    In August 1997, the Board of Directors approved a plan for the disposal of its investment in Genetic Vectors, Inc. ("Vectors"), a biotechnology company located in Florida, for which the Company owns 790,616 or approximately 34% of Vector's outstanding stock. This investment is being accounted for as a discontinued operation, and accordingly, the Company's share of losses in Vectors is segregated in the accompanying consolidated statements of operations. As of September 30, 1997, the estimated proceeds to be received for the future disposal of this investment is greater than the carrying value in the Company's consolidated balance sheet. Pursuant to an agreement with Vectors, the Company is restricted from selling or transferring this stock until January 1998.

3.  New Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.128-Earnings per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997 with earlier application not permitted. The Statement requires dual presentation of basic and diluted earnings per share on the income statement. The Company's basic earnings per share for fiscal 1997 will be calculated similar to its currently disclosed earnings per share. Diluted earnings per share will not be materially different from basic earnings per share.

FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


3.  New Accounting Pronouncements, continued

    In June 1997, the FASB issued SFAS No.130-Reporting Comprehensive
Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No.131-Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations

     Total revenues for the first nine months of 1997 increased $11,673,866 over the first nine months of 1996 to approximately $24,406,000, representing an increase of 91.7%. The main reason for the increase was the purchase of D.A.W., Inc. dba Eaton Apothecary ("Eaton") in August of 1996. Eaton added approximately $13,000,000 in net sales. Eaton is a nine-store chain of pharmacies in the Boston area. Anton Investments, Inc. ("Anton") and Conway Associates, Inc. ("Conway") had combined sales of approximately $6,400,000 or an increase of 12% on net sales of $5,728,512 for the first nine months of 1996. Anton and Conway are distributors of fire, police, and rescue equipment and supplies. The medical distribution company, ADCO Surgical Supply, Inc. ("ADCO"), located in Maine, had increased sales of approximately $571,000 over the first nine months of 1996 or 16% of net sales, to $4,154,491. ADCO's increase in sales continues to come from long-term care market. The medical distribution company, ADCO South Medical Supplies, Inc. ("ADCO South"), located in Southern Florida, had a decrease of approximately $149,000, or 16.3% of net sales for the first nine months of 1997, to $766,477 as compared to $915,551 for the same period in 1996. The decrease is due to less capital equipment sales.

     Net sales and other revenues for the third quarter were $8,307,415 as compared to $5,621,012 for the same period of 1996. The reason for the increase in sales is as stated above.

     The Company's overall gross profit margin was 20.0% for the first nine months of 1997, as compared to gross margin of 21.6% for the comparable period in 1996. Eaton's gross profit margin was 21.1% Anton and Conway had a combined gross profit margin of 13.1% as compared to 17.6% for the same period of 1996. The margin was down due to fire truck sales with lower than average gross profit margins in 1997. ADCO's gross margin was 25.5% for the first nine months of 1997 as compared to 25.9% for the same period of 1996.

FORM 10-QSB       NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1997

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

  ADCO South's gross margin was 27.2% for the first nine months as compared to 28% for the comparable period in 1996.

     The Company's gross profit margin for the third quarter of 1997 was 20.3% as compared to the third quarter of 1996 of 23.7%.

     During the first nine months of 1997, selling, general, and adminis-trative expenses increased by $2,638,624 to $5,492,265 as compared to $2,853,641 for the first nine months of 1996. The main components of the increase are as follows: Eaton added selling, general, and administrative expenses of $2,064,778; Nyer Nutritional Systems, Inc., ("Nyer Nutritional") added approximately $322,650; and ADCO had an increase of $126,463. Eaton's overhead is new for the first seven months of 1997 due to being purchased in August of 1996. ADCO's increases can be attributed to their sales increase. Anton and Conway had a combined increase of approximately $99,000.

     During the third quarter of 1997, selling, general and administration expenses were approximately $1,951,589 as compared to approximately $1,441,143 for the same period in 1996. The reasons for this increase are as stated above.

     Net interest expense as a percentage of sales was .01% in the first nine months of 1997 and 1996, respectively.

     A net loss of ($790,975) occurred in the first nine months of 1997, or 3.2% of net sales. This compares to a net loss of ($236,231) for the first nine months of 1996, or 1.9% of net sales. The net loss for the first nine months of 1997 is the combination of the following: Genetic Vectors had a loss of approximately ($1,400,000) of which the Company has to recognize 34% of their loss of ($483,031); Eaton had a net income of approximately $148,500; Conway Associates had a net loss of ($79,600) as compared to a net income of $120,000 for the first nine months of 1996; Anton experienced a net loss of ($167,300) as compared to net loss of ($105,500) for the nine months of 1996; ADCO had a net income for the first nine months of $34,900 as compared to a net income of $20,000 for the comparable period 1996; ADCO South had a net loss of ($20,7000) for the first nine months of 1997 as compared to a net loss of ($10,700) for the first nine months of 1996; Nyer Nutritional had a net loss of ($281,700). Nyer Nutritional began operations in December of 1996. Nyer Nutritional is still in its start-up phase; SCBA, Inc. (SCBA), (this company repairs breathing apparatus equipment for cities,towns, and fire departments) contributed a net income of approximately $21,800. Currently, the Company's interest income off-sets the corporate overhead expenses.

FORM 10-QSB       NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1997

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

     The third quarter of 1997 showed a net loss of ($546,291) as compared to a net loss of ($179,469) for the same period of 1996. Vectors contributed a loss of ($413,831) for this period. During the third quarter, the Company had interest income of approximately $82,500 as the result of the cash balance on hand.

     The Company expects its gross margin to decrease in the last quarter of 1997 due to anticipated high dollar fire truck sales. The expected gross profit dollars will be significantly higher and will more than off-set the lower gross operating margin. The gross margins at the medical distribution company located in Maine and the pharmacy chain should stay relatively stable for 1997 and increasing sales should result in continued profitability of these companies.

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

  Liquidity and Capital Resources

     As of September 30, 1997, cash and cash items decreased to $4,597,027, as compared to $6,392,888 at December 31, 1996. The Company anticipates its current cash levels are adequate to fund the operating needs and potential acquisitions for the foreseeable future. The Company is still actively seeking to acquire medical related companies.

FORM 10-QSB       NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1997

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Liquidity and Capital Resources, continued

     The Company has budgeted $25,000 per month to loan to Nyer Nutritional for its working capital needs. Nyer Nutritional has signed an agreement with a major medical cooperative purchasing group to distribute Nyer Nutritional's products nationwide. The Company previously reported Mr. Michael Anton, director of the Company, and president of Anton, had advised the Company that he intended to resign effective September 30, 1997 to pursue other interests unrelated to Anton's business. After further discussions with the Company's management, Mr. Anton has reconsidered and advised the Company that he intends to remain with the Company in all capacities.

                                    PART II



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NYER MEDICAL GROUP, INC.


Date:  November 14, 1997                // Samuel Nyer
                                            Samuel Nyer,
                                            President




Date:  November 14, 1997                // Karen L. Wright
                                            Karen L. Wright,
                                            Treasurer
                                            (Chief Financial Officer)


