Form 10KSB
period 1997-12-31
NYER MEDICAL GROUP INC
filed 1998-03-31
CIK 884647

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

                   Commission File No. 000-20175

                     Nyer Medical Group, Inc.
          (Name of small business issuer in its charter)

          FLORIDA                                 01-0469607
(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)                 identification no.)


   1292 Hammond Street, Bangor, Maine                  04401
   ----------------------------------                  -----
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


         Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.
$33,878,934

         The aggregate market value of the Company's voting stock held by non-affiliates as of March 30, 1998 was approximately $13,990,378 based upon the closing price. There were 3,407,093 shares of common stock outstanding as of March 30, 1998.

     Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format:
                        Yes _  No X

                          PART I
ITEM 1.           Description Of Business.
General
     Nyer Medical Group, Inc. (the "Company") is a holding company with various interests in the medical products business. It also distributes equipment, supplies and novelty items to emergency medical services companies, fire departments and police departments. The Company owns all of the outstanding capital stock of ADCO Surgical Supply, Inc. ("ADCO") and ADCO South
Medical Supplies, Inc. ("ADCO South").  The Company also owns
90% of the outstanding stock of Nyle Home Health Supplies, Inc. ("Nyle Home Health"). The remaining 10% of Nyle Home Health is owned by Dr. Howard Parker, a director of the Company. The Company owns 80% of the stock of Anton Investments, Inc. ("Anton") and Conway Associates, Inc. ("Conway"). Mr. Anton owns the remaining 20% of the stock of Anton and Conway. The Company owns 80% of the outstanding stock of SCBA, Inc. ("SCBA"), with the remaining 20% of SCBA also being owned by Mr. Michael Anton, a director of the Company. SCBA repairs closed breathing apparatus equipment used by fire departments. The Company owns 80% of a retail pharmacy chain, D.A.W., Inc.(Eaton). The remaining 20% of the stock is owned by five individuals who are former shareholders of Eaton. The Company also owns 80% of a franchising company, FMT, Inc.(FMT). The remaining 20% is owned by the former five shareholders of Eaton. The Company started a new company in December of 1996, Nyer Nutritional Systems, Inc. ("Nyer Nutritional"). The Company owns 80% of the outstanding stock of Nyer Nutritional; Mr. Doyle Boatwright, a director of the Company, owns the remaining 20%.
Nyer Nutritional is currently distributing their patented liquid nutritional formula for tube feedings. The Company also currently owns 33.8% of the outstanding stock of Genetic Vectors, Inc. ("Vectors"). The Company is currently treating Vectors as a discontinued operation on its consolidated financial statements.

Medical Products/Services and Nutritional Businesses
ADCO - ADCO South - Nyle Home Health
     ADCO started as a quality distributor of home health, medical, surgical and laboratory supplies and equipment in Bangor, Maine in 1963. In fiscal year 1997, ADCO generated net sales of approximately $5.64 million. ADCO supplies all areas of health care products. ADCO sells to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. The products supplied are motorized rehabilitative equipment such as stair glides, chair lifts, scooters, wheelchairs and hospital beds, various kinds of rehabilitative aids, surgical gloves (whose market is rapidly expanding into non-traditional areas), first-aid equipment utilized by persons who are rehabilitating from operations, serious illnesses and accidents, diagnostic kits, laboratory and diagnostic equipment and supplies, incontinence supplies, surgical and medical equipment, both disposable and reusable, disposable medical supplies and various other products including nursing uniforms and shoes.

     ADCO is one of the larger independent wholesale medical distributors located in New England (excluding national competitors). It has a wholesale customer base of over 1,500 active customers.

     ADCO and ADCO South provide over 5,000 stocked items out of their respective warehouses and have access to the inventory of over 5,000 of the industries suppliers. Although the inventories of both companies share common items, the need for items relative to their geographic regions are accomplished through the warehouses of both companies. This enables a larger mix of products to be available from either company through inter-company transfers and benefit from the synergies available from two combined inventories.

     ADCO, pursuant to industry trade practices, is the semi- exclusive distributor of two different lines of incontinence products and generates over 10% of its annual volume from these companies.

     ADCO/ADCO South are members of the Central  Independent Dealers Association
(CIDA). This is a nationwide group of over 70 wholesale distributors who join together for private label "CIDA" branded products and price concessions from industry suppliers. ADCO enjoys semi-exclusive rights to CIDA products in its primary market areas.

     ADCO is one of Maine's leading suppliers of accessibility equipment. The need for this equipment continues to grow with the trend towards longer life spans and the enactment of the ADA (American Disabilities Act).

     ADCO also has an in-house service department to service the needs of its customers. It also maintains an inventory of common types of equipment to meet the needs of those customers who require loaner equipment while theirs is being repaired.

     ADCO achieves over a 95% plus order fill rate which serves to further increase customer service and loyalty. ADCO's inventory turns over approximately four to five times per year due to its high service levels and a large inventory of specialty home care and rehab equipment.

     ADCO derives approximately 85% of its revenues from sales to wholesale customers, while the balance comes from its retail and home health customers. ADCO maintains a 23,000 square foot facility and has a 3,000 square foot retail showroom located within its building.

     ADCO has opened a small  branch  office  outside  of Las Vegas,  Nevada and intends to use it to grow it into a larger independent supplier of medical supplies and equipment to the growing market area of the Southwest. The employees of this branch have extensive knowledge of the sales of pharmaceuticals and are helping ADCO/ADCO South expand their business into the distribution of pharmaceuticals.

     ADCO South began operations in 1992. ADCO South generated approximately $1.0 million in net sales for 1997. ADCO South's sales are from supplying equipment and supplies to the physicians and clinics it services in the Palm Beach and Broward county areas of South Florida. It does virtually no home health care business. ADCO South operates out of a 6,172 square foot leased facility.

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

     ADCO's sales are achieved through the services of five independent sales representatives who travel throughout New England contacting existing and potential customers and through tele- marketing, catalogs and mailing campaigns for existing customer accounts. ADCO South's selling efforts are also directed by Mr. Clifford, who is assisted by the three Florida-based salespersons.

     Competition

     All aspects of the Company's medical products business are subject to significant competition. The Company's national competitors generally have substantially greater financial resources and other competitive advantages, although they traditionally concentrate on hospitals. Nonetheless, ADCO/ADCO South believe they have certain competitive advantages which enable them to compete favorably with larger competitors because of their ability to be flexible and creative for their customers.

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

     The national market for wholesale distribution of medical and home health care supplies is served in large part by Baxter, Durr- Fillauer, General Medical, McKesson, PSSI and Owens & Miner. PSSI is the largest national supplier of supplies to physician offices and clinics. Although hospitals are believed to constitute most of these company's largest customer group, these companies claim to serve over 17,000 other customers including physicians and clinics throughout the United States including the New England area. Despite the presence of large companies, ADCO/ADCO South believe the distribution of medical products in physician sites and long-term care facilities are still controlled by many small local and regional distributors.

     Backlog/Seasonality

     The Company's medical products business has never had a significant amount of back orders due in large part to the fact that it fills its orders rapidly and has a very high in stock-order fill rate.

     The Company's medical products/services businesses generally are not seasonal.

Nyer Nutritional Systems, Inc.

     Nyer Nutritional is an 80% owned subsidiary started in December of 1996. The business is based on five patents designed to promote a line of medical foods that have unique antimicrobial properties. Medical foods is a category that is regulated separately by the Food and Drug administration, as opposed to dietary supplements and grocery type food products. Most medical foods are prescribed by a physician and used for patients that have special dietary needs tied into a disease or post-surgical medical condition. Medical foods delivered to patients through feeding tubes are often subject to bacterial contamination.

     In 1997, Nyer Nutritional commenced marketing a single liquid food product AMTFTM which did not support bacterial growth in plastic feeding bags. Most tube feeding patients require a plastic feeding bag attached to the feeding tube. The bags must be discarded at least every 24 hours to limit bacterial contamination. AMTFTM allows the continued use of the bag for one week. This amounts to an 85% minimum reduction in plastic bags for which Medicare annually spends between $200 and $300 million dollars a year.

     In spite of the economic benefits of its products Nyer Nutritional has encountered consumer resistance which is reported to be primarily due to the sale of a single product AMTFTM in a market that has a broad product type demand. There is a wide variety of specialty medical food products designed for the specific needs of diabetic, renal, respiratory, pediatric and other specific disease/condition patients. Nyer Nutritional intends to introduce a significantly broader product line in 1998 to address this demand including citrus based oral supplement drinks which also prevent microbial growth. These new products will be offered at the retail drug and grocery level and through medical outlets.

     To date, Nyer Nutritional has sold its products to one large distributor, ABCO/Starline Dealers, Inc. ABCO/Starline is a group- purchasing organization for medical distributors founded in 1953. It is a major national organization which sells products directly to distributors.

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


EMT, Fire, Police Products/Services Businesses

Anton Investments, Inc. - Conway Associates, Inc - SCBA,Inc.

     Anton is a distributor of fire, police and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area. Anton generated approximately $3.8 million in net sales for 1997.

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

     Anton maintains an extensive inventory of its most popular products at its various locations, which includes Maine, New Hampshire, Massachusetts, and New York. Inventory is bought through manufacturers, or purchased from Michael Anton's inventory (which was purchased prior to the Company's acquisition of Anton from Mr. Anton). While Anton is generally able to fill orders from its own inventory on a same day basis, the Anton has established arrangements with most of its suppliers whereby non-inventoried items and special orders can be drop-shipped by the manufacturer to the customer with the same degree of responsive service.

     Anton's sales staff consists of two full-time outside sales representatives, a fire apparatus sales manager, and four inside sales representatives who handle price quotes, competitive bids and walk-in trade at the retail store. There is one full-time inside sales manager at Anton's Massachusetts location.

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of Conway's stock in February 1996. Conway is located in Massachusetts. Conway's net sales for 1997 were approximately $5.29 million.

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

     Anton and Conway distribute mainly to the following types of businesses: municipal and industrial fire departments, industrial and power supply companies, and emergency medical and rescue units. Conway sells turnout gear, footwear and other items of clothing worn by these companies, equipment and supplies that are used in these industries, and the sales and service of new and used fire and ambulance apparatus.

     Conway represents 3-D Manufacturing, Inc., a Wisconsin-based manufacturer of fire trucks.

     Conway  maintains  a  limited  inventory.  Conway  has  access  to  Anton's
inventory  and  through  its  many   suppliers,   has  access  to  having  items
drop-shipped or shipped directly to them within a few days.

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of SCBA's stock in February 1996. SCBA is located in Massachusetts with Conway. SCBA's net sales for 1997 were approximately $26,500. SCBA services fire department's and industrial company's self-contained breathing apparatus gear.

     Marketing and Sales

     Anton's marketing and sales are headed by Michael Anton, President of Anton and a director of the Company. Anton markets and sells its products through direct calls, retail store, and its own catalog with the assistance of the outside and inside sales force. Sales and marketing are conducted in New England.

     Conway's marketing and sales are headed by Brian Barton, Sales Manager and Larry Gardella, Controller. Their marketing and sales are achieved through flyers and direct calls from the inside and outside sales force.

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

Retail Pharmacies Businesses

Eaton Apothecary

     In August 1996, the Company acquired 80% of Eaton Apothecary, "Eaton", a profitable nine store chain of pharmacies operating in the greater Boston area. During 1997, Eaton acquired two pharmacies and sales grew from $15.2 million in 1996 to $18.0 million in 1997. Comparable store sales (sales from the original nine stores) grew 12% in 1997.

     In addition to a healthy sales growth pattern, Eaton's management achieved gross profit improvement by renegotiating its purchase contracts with its major supplier. This achievement was accomplished due to its track record of sales growth and due to its improved liquidity made possible by the infusion of cash from the Company. Management expects continued increases in same store sales, store count, and volume discounts throughout the next several years.

     Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under a five year employment contract with Eaton which commenced in August 1996. Control of the Board of Directors of Eaton is split between representatives from Nyer and from Eaton. Additionally, one member of Eaton management occupies a seat on the Company's Board of Directors.

     Eaton operates in a highly competitive business environment. Its primary competition in its markets are the Walgreen and CVS chains and mail order prescription services. To date, pharmacies in supermarket and deep discount stores, such as Walmart, have not gained significant market share in communities served by Eaton. Eaton currently occupies a niche in the market not covered by the larger chain stores. Average store size is approximately 2,000 square feet (versus 10,000 to 20,000 for the average chain), with the pharmacy department as the central focus to the customer. Eaton offers free delivery service of prescription medication to the local community. This customer benefit gives Eaton an important competitive advantage for the shut-in customer. Eaton operates six full-time delivery vehicles with each vehicle averaging 75-100 deliveries per day. The presence of this service allows Eaton the ability to reach a broader geographic market and the ability to locate its stores in neighborhood settings rather than in high traffic, high cost shopping centers.

    Recent "any willing provider" legislation passed in Massachusetts has enabled Eaton to serve Harvard/Pilgrim HMO as well as many other "locked out" sectors of the retail pharmacy market. Because of the increased available market size, management expects sales growth to be strong, but increased pressure on margins. Because of this trend, management will continue to refocus energies on cost reductions from suppliers, and cost containment at store level. Management also expects to invest in technology improvements which should increase inventory turnover and provide better information to management. Management has invested in sophisticated, computerized packaging technology to enable it to capitalize on servicing the growing assisted-living community. Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. This market segment is predicted by the U.S.Census to be the largest growing housing sector in the nation over the next decade. Because these homes do not offer nursing care, yet cater to residents unable to manage their own medications, Eaton management has recognized a tremendous opportunity to couple its prescription and delivery expertise to out-service the chain stores to this new market sector. Eaton's investment in specialized packaging equipment was with the intent of offering a "fool-proof" medication management system to assisted living residents.

    Eaton anticipates further store acquisitions over the next several years as many strong independent pharmacy owners reach retirement age and face fewer potential purchasers for their businesses. In addition, Eaton management expected to franchise at least one unit to an existing employee during 1998. Management has also become more involved in an existing buying-group of independent pharmacies in New England and expects this relationship to strengthen its purchasing power and its ability to purchase other independents over the next few years. Management has plans to renovate two stores in 1998, and to relocate and renovate one store in 1998.

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

Forward-Looking Statements

    The statements made relating to the anticipated continued increases in sales, store count and volume discounts of Eaton throughout the next several years, sales growth, upgrading of its computer systems, acquisitions, franchising, rapid growth, strengthened purchasing power and renovation of two of Eaton's stores are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any and all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include (1) The revenues of the pharmacy chain could be affected by increased competition from large competitors including nationwide and regional discount operations; (2) The Company and Eaton's ability to provide financing for acquisitions, renovations and computer upgrades; (3) A downturn in personal finances of the employee who is expected to franchise a store, affecting his ability to enter into a franchise agreement; (4) The state of the economy in the local communities in New England where Eaton does business; (5) The general state of the economy in the United States and elsewhere; (6) The failure of anticipated orders to materialize due to budgetary and other factors; (7) The failure of suppliers to timely deliver products; (8) Factors relating to the health care industry; (9) The loss of any single large customer; and (10) Future governmental regulation of pharmaceutical pricing.


Biotechnology Business

Genetic Vectors, Inc.

     In March of 1996, the Board of Directors approved the spin-off of Vectors. Vectors completed its initial public offering ("IPO") in December 1996. Subsequently, in January 1997, the spin-off shares were distributed. Prior to December 1996, Vectors was the Company's 80% owned biotechnology business and in connection with the financing and development of that business, incurred significant losses. The Company determined that it was unwilling to continue to report losses as it was required to do on a consolidated basis or finance Vectors since it had no practical ability to control its operations. In August 1997, the Company's Board of Directors voted to report Vectors as a discontinued operation in their consolidated financial statements. In connection with the Vectors spin-off, the Company currently retains 33.8% of Vector's outstanding stock. However, it did not, and does not to date, have any operational control. Additionally, for a limited period of time, one member of the Company's board served as a member of Vector's board; however, he has recently resigned from Vector's board for the second time.

     The Company has no current information concerning Vectors' operations. However, as reflected by publicly available information, Vectors has generated only nominal revenues as a result of limited sales of test kits. Although Vectors IPO prospectus stated that Vectors expected sales of the modified version of its initial product to commence in September 1997, to date it still has not brought its product line to market. Vectors has placed development of what was expected to be its "flagship" product on hold indefinitely. Additionally, it appears that based on Vectors' filings with the Securities and Exchange Commission, Vectors will require additional financing in the fourth quarter of 1998. The spin-off effectively ended the Company's duty to fund Vectors and it has no intention to do so in the future.

     Employees

     The Company believes that its employees represent one of its most valuable resources. Including its executive officers and outside sales force, the Company has 110 full-time and 88 part-time employees as of the date of this report. ADCO employs 30 full-time employees, ADCO South employs 6 full-time and 1 part-time persons, Anton has 14 full-time employees and 7 part-time employees, Conway employs 7 full-time and 13 part-time employees, SCBA uses Conway's personnel, Eaton employs 50 full-time and 66 part-time employees, and Nyer Nutritional employs 2 full-time and one part-time employees. The Company directly employs one full-time person. None of the Company's employees are covered by a collective- bargaining agreement. Management believes that the Company's relationship with its employees is excellent and that it has a loyal work force.

ITEM 2.           Description Of Property.

     The Company's executive offices and those of ADCO and Nyle Home Health are currently located at 1292 Hammond Street, Bangor, Maine where ADCO's warehouse and retail store are also located in a Company owned 23,000 square foot facility. ADCO currently leases 1,200 square feet of warehouse space in Nevada on a month-to-month basis.

     ADCO South leases approximately 6,172 square feet of warehouse and office space located in West Palm Beach, Florida. ADCO South's lease expired May 31, 1997 and is renting on a month-to-month basis. The monthly rental is $2,916. The monthly rent includes all taxes, sewer fees, water bills and electric bills. ADCO South is required to maintain public liability insurance, including bodily injury and property damage insuring both ADCO South and the Lessor. Coverage is maintained through the Company's master policy.

     Anton leases approximately 11,800 square feet of warehouse and office space located in Scarborough, Maine, from Michael and Paula

Anton. The monthly rental is $3,500. All sewer fees, water bills and electric bills are paid separately by Anton.

     Anton leases approximately 800 square feet of showroom and office space in Pembroke, New Hampshire. The monthly rental is $900. Monthly rent includes all taxes, sewer fees, water bills and electric bills. The lease expires May 31, 1998.

     Anton also leases approximately 2,000 square feet of warehouse and office space located in Wilmington, MA. The monthly rental is $1,500. All sewer fees, water bills, and electric bills are paid separately by Anton. The lease expired February 1998. Their lease will continue on a month-to-month basis

     Conway leases approximately 11,200 square feet of warehouse and office space located in Haverhill, Massachusetts. The monthly rental is $3,922. All sewer fees, water bills, and electric bills are paid separately by Conway. Their lease expires November 1999.

     SCBA occupies approximately 500 square feet of warehouse space in Conway's building in Haverhill, Massachusetts.

     Eaton currently leases 12 stores, averaging approximately 2,000 square feet each, throughout the suburban Boston area. Their monthly lease payments range from $1,000 to $6,301. The leases have varying expirations dates with all having renewable leases.

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

ITEM 4.  Submission of Matters To A Vote of Security Holders.

     The Annual Shareholder's Meeting was held on August 18, 1997, at 10:00 a.m., at the Corporate Headquarters located at 1292 Hammond Street, Bangor, Maine 04401. A total of 5,295,400 shares were voted.

     Dr. Stanley Dudrick and Dr. Gary Parker, Class C directors, were elected to serve on the board of directors of the Company for a three-year term, until the annual meeting of shareholders held in the year 2000, by an affirmative vote of 5,295,400.

     All 5,295,400 shares were voted to ratify Coopers & Lybrand, LLP, as the Company's independent auditors for the fiscal year ended December 31, 1997.

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

    As of March 30, 1998, there were approximately 1,000 holders of the Company's shares of common stock. The high and low bid prices for the Company's common shares for each quarterly period for the last two fiscal years are as follows:


                        1997                        1996
                    Closing Bids                Closing Bids
                   HIGH         LOW            HIGH         LOW
                   ----         ---            ----         ---

First Quarter     $14.13      $ 4.25         $ 9.50       $ 7.38
Second Quarter      7.56        4.38          31.25         8.50
Third Quarter       8.88        5.31          20.00        12.30
Fourth Quarter      8.88        4.13          18.00        12.00


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


Recent Sales of Unregistered Securities

During the past three years, the following persons and entities acquired shares of common stock and other securities from the Company as set forth in the table below:


                              Class of           Amount of
Stockholder      Date         Securities         Securities     Consideration
                              Sold
--------------------------------------------------------------------------------
Gulf American   7/11/95      Common                130,000       $325,000
Trading Co                   Stock
--------------------------------------------------------------------------------
Glen Shelton    9/25/95      Common                 20,000         50,000
                             Stock
--------------------------------------------------------------------------------
Deborah         9/25/95      Common                 20,000         50,000
Buonanno                     Stock
--------------------------------------------------------------------------------
John Lory       9/25/95      Common                 20,000         50,000
                             Stock
--------------------------------------------------------------------------------
Frederick &    10/02/95      Common                 50,000        125,000
Company                      Stock
--------------------------------------------------------------------------------
Joseph Barrett 11/07/95      Common                 10,000         25,000
                             Stock
--------------------------------------------------------------------------------
Mead McCabe,   11/27/95      Common                  5,000         25,000
Jr.                          Stock
--------------------------------------------------------------------------------
M. Hussain     12/12/95      Common                 10,000         25,000
Shaikh                       Stock
--------------------------------------------------------------------------------
Philip         12/12/95      Common                 25,000        125,000
Hoffman                      Stock
--------------------------------------------------------------------------------
Aries Peak,     1/26/96      Common                125,000        700,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,      2/9/96      Common                 26,000        145,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,      2/9/96      Common                 40,000        224,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,     2/12/96      Common                 60,000        336,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,     2/12/96      Common                  6,815         38,164
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,     2/21/96      Common                 25,000        140,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,     2/28/96      Common                 10,000         56,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,      3/6/96      Common                200,000      1,120,000
Inc.                         Stock







--------------------------------------------------------------------------------
Aries Peak,    3/21/96       Common                100,000        560,000
Inc.                         Stock
--------------------------------------------------------------------------------
Nesbit Burns   5/15/96       Common                 25,500        168,938
                             Stock
--------------------------------------------------------------------------------
Privatinvest   5/17/96       Common                 30,000        198,750
Bank                         Stock
--------------------------------------------------------------------------------
Banque         5/20/96       Common                 12,500         82,813
Genevoise                    Stock
--------------------------------------------------------------------------------
M Dreher       5/20/96       Common                  3,408         22,578
Purvines                     Stock
--------------------------------------------------------------------------------
Kuwait         5/21/96       Common                 50,000        331,250
Foreign                      Stock
Trading C
--------------------------------------------------------------------------------
Arbinter-      5/21/96       Common                 20,000        132,500
Omnivalor                    Stock
--------------------------------------------------------------------------------
Campbellton    5/23/96       Common                 50,000        331,250
Properties                   Stock
--------------------------------------------------------------------------------
Angelina       5/23/96       Common                 50,000        331,250
Panvini                      Stock
--------------------------------------------------------------------------------
Angelina       5/29/96       Common                 50,000        331,250
Panvini                      Stock
--------------------------------------------------------------------------------
CBG            6/20/96       Common                  5,000         33,125
Compagnie                    Stock
--------------------------------------------------------------------------------
Aries Peak,    6/20/96       Common                 18,070     Exchange for
Inc.                         Stock                             50,000
                                                                        Warrants
--------------------------------------------------------------------------------
Aries Peak,    8/7/96        Common                 70,834        757,924
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,    8/9/96        Common                 15,000        160,500
Inc.                         Stock
--------------------------------------------------------------------------------
Aries Peak,    8/15/96       Common                 30,000        321,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries, Peak,   8/20/96       Common                 20,000        214,000
Inc.                         Stock
--------------------------------------------------------------------------------
Aries, Peak,   8/23/96       Common                 34,166        365,576
Inc.                         Stock







--------------------------------------------------------------------------------
Aries Peak,    10/3/96       Common                  6,800     Selling
Inc.                         Stock                             Commission
--------------------------------------------------------------------------------



ITEM 6.  Management's Discussion And Analysis or Plan of Operation.

         The following discussion which provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 1997 and 1996, should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Report.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

     Total sales for 1997 increased by approximately 60.1% from 1996 to approximately $33.9 million from approximately $21.0 million in 1996. The following table shows sales by subsidiary for the years 1997 and 1996:

Subsidiary        1997             1996    % increase (decrease)
----------        ----             ----
Eaton          $18,050,393     $ 6,568,258       174.8%
Anton            3,803,868       3,232,792        17.7
ADCO             5,649,050       4,811,849        17.4
SCBA                26,486          38,174       (30.6)
ADCO South       1,038,294       1,202,509       (13.7)
Conway           5,294,233       5,229,600         1.2
Nyle Home Health    15,095          10,306        46.5
Nyer Nutritional     1,515                       100.0
                ----------     -----------
               $33,878,934     $21,093,488

The major reason for this increase in sales was due to the Company's pharmacy chain, Eaton. The Company acquired Eaton in August of 1996. In 1997, the Company showed twelve months of sales as compared to five months in 1996. Eaton also acquired two pharmacies in 1997. Anton's sales increased due to the opening a new location in New Hampshire, moved and expanded Massachusetts division (located at Conway 1996) and hired a full-time salesman in New York. ADCO's sales increased due to the continuing success in securing more long-term care business and the opening of a new division in Nevada in 1997.

     The Company's overall gross margins were approximately 22.4% in 1997 as compared 20.2% in 1996.

The following is a table of gross margins by subsidiary for the years 1997 and 1996:

Subsidiary        1997             1996
----------        ----             ----
Eaton             21.8%            22.4%
Anton             31.2             15.1
ADCO              25.5             25.7
SCBA              32.8             85.9
ADCO South        27.1             27.5
Conway            14.8             12.6
Nyle Home Health  30.2             28.0
Nyer Nutritional   8.0              -

Anton's gross margin increased to 31.2% due to a one-time inventory adjustment related to the purchase of certain inventory items at a discount from Michael Anton.

     Selling, general, and administrative expenses increased approximately 44% in 1997 to approximately $8.0 million from $4.5 million in 1996. The following table shows the break down by subsidiary (and corporate expenses) as follows:

Subsidiary        1997             1996
----------        ----             ----
Eaton          $ 3,593,647     $ 1,301,202 (5 mos 1996)
Anton              983,802         624,607
ADCO             1,416,102       1,209,018
SCBA                   739           1,740
ADCO South         283,965         334,945
Corporate          384,318         315,000
Conway             819,218         653,041
Nyle Home Health    65,730           1,903
Nyer Nutritional   437,867          35,841
                ----------     -----------
               $ 7,985,388     $ 4,477,297
                ----------     -----------

The main increase came from having Eaton's expenses for twelve months as compared to five months in 1996 and Nyer Nutritional's expenses for twelve months in 1997 as compared to one month in 1996. Nyer Nutritional is still incurring start up expenses in the final development costs on its AMTFTM product. The Company incurred one-time expenses in relation to its spin-off of shares of Vectors stock. These expenses included lawyer, accountant, and transfer agent fees. The Company's president salary increased in October 1996, and the annual expense was reflected in 1997 as compared to three months in 1996.

     In total, the Company experienced a net loss of $934,402 in 1997 as compared to a net loss of $418,811 in 1996. The Company sustained a loss from continuing operations of $209,390 in 1997 as compared to a loss of $61,226 in 1996. The following table summarizes the operations by subsidiary and year:

Subsidiary               1997             1996
----------               ----             ----
Eaton                 $  257,135       $  128,927(5 mos 1996)
Anton                    163,365         (129,359)
ADCO                      11,314           12,298
SCBA                       6,464           18,835
ADCO South               (19,470)         (24,282)
Corporate                (34,256)         (22,240)
Conway                   (51,271)           1,953
Nyle Home Health         (61,173)         (18,685)
Nyer Nutritional        (481,498)         (28,673)
                      ----------       ----------
                      $ (209,390)      $  (61,226)
                      ----------       ----------

The majority of the loss came from its subsidiary, Nyer Nutritional, of which the Company recognized a loss of $481,498. Nyer Nutritional is still incurring start up costs and overhead costs associated with its AMTFTM product. Nyle Home Health had approximately $65,000 of write-offs for accounts receivable and inventory obsolescence. Conway is raising its selling prices. Corporate had higher expenses due to increased overhead costs and costs associated with the Vectors spin-off. Anton had a net income due to increased sales, increased margins, and a one time inventory adjustment.

     The Company recognized a loss from Vectors of $725,012 in 1997 as compared to a loss of $357,585 in 1996. The Company currently owns 33.8% of outstanding common stock in Vectors. The Company accounts for 33.8% of Vectors loss on their consolidated financial statements as a discontinued operation.

The following information is the comparison of 1996 and 1995 information.

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

     In total, the Company experienced a net loss of $418,811 in 1996 as compared to a net loss of $585,269 in 1995. The majority of the loss came from Vectors of which the Company recognized $357,585. The other components of the loss are as follows: a loss of approximately $67,797 was experienced by the medical and surgical, and nutritional supply companies as compared to $204,000 in 1995. Nyer Nutritional is at the start-up phase and experienced a loss of approximately $36,000 which is included in the medical and surgical, and nutritional segment; a loss of approximately $107,000 resulted in the emt, police, and fire equipment and supplies segment as compared to a loss of approximately $50,000 for the year 1995; income of $128,927 was recognized by the Company from their newly acquired retail pharmacy chain; and a corporate loss of approximately $14,429 in 1996 as compared to $192,000 in 1995.

Liquidity and Capital Resources

     Net cash used by operating activities was $796,968 for the year ended December 31, 1997 and $206,278 for the year ended December 31, 1996. The primary use of cash from operations in 1997 was used to increase inventories and accounts receivables and fund Nyer Nutritional. In 1997 and 1996, the net cash used in investing activities was $661,852 and $1,061,712, respectively. Fixed assets acquired in 1997 totaled $491,354 and was comprised of vehicle additions and other equipment as compared to $167,707 in 1996. Acquisition of a subsidiary in 1996 accounted for $808,229 of net cash used in investing activities in 1996. Net cash used in financing activities was $437,058 in 1997, primarily as a result of net payments of long-tom debt and net cash provided by financing activities of $7,398,779 in 1996, primarily as a result of proceeds from issuance of common stock and exercise of stock warrants.

      The Company anticipates its current cash resources are adequate to fund its operating needs and potential acquisitions for the foreseeable future.


Selected Financial Data

 1997            1996           1995            1994          1993
 ----            ----           ----            ----          ----

                             Summary of Operations:

Sales and other revenues
$33,878,934    $21,093,488     $9,036,902      $8,235,449      $6,635,438
Cost of sales
 26,293,426     16,834,712      6,967,075       6,141,751       4,687,943
-----------    -----------     ----------      ----------      ----------
Gross Margin
  7,585,508      4,258,776      2,069,827       2,093,698       1,947,495
Selling,general, and administrative expenses
  7,985,921      4,469,988      2,390,157       2,496,127       2,175,478
Operating loss from continuing operations
   (400,413)      (211,212)      (320,330)       (402,429)       (227,983)
Interest (income) expense, net
   (241,064)      (147,907)        54,738          53,241          29,295
(Loss) income before minority interest
   (159,349)       (63,305)      (375,068)       (455,670)       (257,278)
-----------    -----------     ----------      ----------      ----------
Minority interest
    (26,092)         2,079         12,511           8,302          (8,985)
-----------    -----------     ----------      ----------      ----------
Loss from continuing operations before income taxes
$  (185,441)   $   (61,226)    $ (362,557)     $ (447,368)     $ (248,293)
-----------    -----------     ----------      ==========      ----------
Income taxes
     23,949
Loss from continuing operations
$  (209,390)   $   (61,226)    $ (362,557)     $ (447,368)     $ (248,293)
-----------    -----------     ----------      ----------      ----------
Loss from operations of discontinued subsidiary-Genetic Vectors
$  (725,012)      (357,585)      (222,712)       (318,928)       (226,771)
Net loss
$  (934,402)   $  (418,811)    $ (585,269)     $ (766,296)     $ (475,064)
===========    ===========     ==========      ==========      ==========

Per Share Data:
Net(loss) per weighted average of common shares from continuing operations
$      (.06)   $      (.02)     $    (.18)     $     (.24)     $     (.14)
Net(loss) per weighted average of common shares from discontinued
  operations
       (.21)          (.12)          (.11)           (.17)           (.12)
-----------    -----------      ---------      ----------      ----------
Net Loss per weighted average of common shares
$      (.27)   $      (.14)     $    (.29)     $     (.41)     $     (.26)
Year-End Position:
Total assets
$16,126,504    $17,141,829     $3,804,987      $3,756,408      $4,236,661
Property, plant, and equipment, net
  1,258,675      1,020,799        759,769         827,279         903,953
Net working capital
  8,071,515      9,057,883        954,407         705,362       1,342,930
Long-term debt(excluding current portion)
    719,453      1,246,843        451,401         454,564         699,411
Minority interest
    674,095        648,003         31,372          43,883          52,185
Shareholders' equity
 11,024,056     11,935,387      2,366,138       2,080,654       2,378,677
Financial Ratios:
Gross margin % to sales
       22.4           20.1           22.9            25.4            29.3
Loss % to sales from continuing operations
        (.6)           (.3)          (4.0)           (5.4)           (3.7)
Loss % to sales from discontinued operations
       (2.6)          (1.7)          (2.5)           (3.9)           (3.4)
       ----           ----           ----            ----            ----
Net loss % to sales
       (3.2)          (2.0)          (6.5)           (9.3)           (7.1)
Current ratio
        3.1            3.7            1.6             1.4             1.9
Other Data:
Weighted average common shares
  outstanding
  3,406,969      2,974,789      2,021,495       1,858,890       1,789,726
Capital expenditures
    491,354        167,707         44,342           8,469         192,748
Depreciation and amortization
    363,280        196,557        122,176         192,272         131,841


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                                        Page(s)

Report of Independent Accountants                         F 1


Consolidated Financial Statements:


  Consolidated Balance Sheets as of December 31,
    1997 and 1996                                         F 2-3


  Consolidated Statements of Operations for the
    years ended December 31, 1997 and 1996                F 4


  Consolidated Statements of Changes in
    Shareholders' Equity for the years ended
    December 31, 1997 and 1996                            F 5


  Consolidated Statements of Cash Flows for
    the years ended December 31, 1997 and 1996            F 6-7


  Notes to Consolidated Financial Statements              F 8-19

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
  Nyer Medical Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Nyer Medical Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nyer Medical Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Portland, Maine
March 27, 1998















                                       F-1
                                       25

                     NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996



                        ASSETS

                                              1997           1996
                                              ----           ----
Current assets:
  Cash and cash equivalents              $ 4,497,010     $ 6,392,888
  Accounts  receivable,  less  allowance
  for doubtful  accounts of $159,023 and
  $167,502 at December 31, 1997 and 1996,
    respectively                           2,952,555       2,629,847
  Inventories, net                         4,187,779       3,161,925
  Prepaid expenses                           118,559         118,577
  Receivables from related parties            18,176          66,242
                                          ----------      ----------

            Total current assets          11,774,079      12,369,479
                                          ----------      ----------

Property, plant and equipment, at cost:
  Land                                        92,800          92,800
  Building                                   638,624         638,624
  Leasehold improvements                     112,984         121,191
  Machinery and equipment                    225,994         109,535
  Transportation equipment                   243,555         213,006
  Office furniture, fixtures,
    and equipment                            613,101         538,133
                                          ----------     -----------
                                           1,927,058       1,713,289
  Less accumulated depreciation
    and amortization                        (668,383)       (692,490)
                                          ----------     -----------

                                           1,258,675       1,020,799
Goodwill and other deferred assets,
  net of accumulated amortization of
  $256,794 and $135,043 at December 31,
  1997 and 1996, respectively                919,683         910,030
Advances due from related companies           37,499          42,438
Investment in discontinued operation       1,972,190       2,683,112
Other                                        145,914         115,971
                                          ----------     -----------

                                           3,075,286       3,751,551

            Total assets                 $16,108,040     $17,141,829
                                         ===========     ===========









                       The accompanying notes are an integral part of the consolidated financial statements.
                                       F-2
                                       26

                    NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              1997           1996
                                              ----           ----
Current liabilities:
  Notes payable to related parties       $   658,776     $   309,372
  Current portion of long-term debt          227,527         324,208
  Taxes payable                                7,743
  Accounts payable                         2,409,436       2,315,528
  Accrued payroll and related taxes           59,095         122,622
  Accrued expenses and other
    liabilities                              339,988         239,866
                                          ----------      ----------

           Total current liabilities       3,702,565       3,311,596

Long-term debt, net of current
  portion                                    533,991       1,246,843
Minority interest                            674,095         648,003
Deferred credits (Note 7)                    173,333

Commitments (Note 3 and 7)

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1               1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and
    outstanding: 1,000 shares at
    December 31, 1997 and 0 shares
    at December 31, 1996
  Common stock, par value $.0001
   Authorized: 10,000,000 shares;
    issued and outstanding:
    3,407,093 and 3,400,093 shares
    at December 31, 1997 and 1996,
    respectively                                 341             341
   Additional paid-in capital             15,337,126      15,314,055
   Stock sale receivable                    (115,500)       (115,500)
   Accumulated deficit                    (4,197,912)     (3,263,510)
                                          ----------      ----------
     Total shareholders' equity           11,024,056      11,935,387
                                          ----------      ----------

            Total liabilities and
              shareholders' equity       $16,108,040     $17,141,829





                       The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3
                                       27

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1997 and 1996

                                              1997           1996
                                              ----           ----
Net sales                                $33,878,934    $21,093,488
                                         -----------    -----------

Cost and expenses:
  Cost of goods sold                      26,293,426     16,834,712
  Selling and retail                       4,836,257      2,352,786
  Warehouse and delivery                     385,528        362,048
  Administrative                           2,763,603      1,762,463
                                          ----------     ----------
                                          34,278,814     21,312,009

        Operating loss                      (399,880)      (218,521)

Other income (expense):
  Interest expense                          (105,922)       (76,253)
  Interest income                            346,986        224,160
  Other                                         (533)         7,309
                                          ----------      ---------
        Total other income                   240,531        155,216
                                          ----------      ---------

        Loss before
         minority interest                  (159,349)       (63,305)

Minority interest                            (26,092)         2,079
                                          ----------      ---------

     Loss from continuing operations
         before income taxes                (185,441)       (61,226)

       Income taxes                           23,949

     Loss from continuing operations
       after income taxes                   (209,390)       (61,226)
                                          ----------     ----------

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors           (725,012)      (357,585)
                                          ----------     ----------

     Net Loss                             $ (934,402)    $ (418,811)
                                          ==========     ==========

  Basic and diluted loss per common
    share from continuing operations      $     (.06)    $     (.02)

  Basic and diluted loss per common
    share from discontinued operations          (.21)          (.12)

  Basic and diluted loss per common
    share                                 $     (.27)    $     (.14)
                                          ==========     ==========

Weighted average common shares
    outstanding                            3,406,969      2,974,789
                                          ==========     ==========

                       The accompanying notes are an integral part of the consolidated financial statements.
                                       F-4

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1997 and 1996

                         Class A              Class B
                     Preferred Stock      Preferred Stock      Common Stock

                     Shares   Amount      Shares   Amount     Shares   Amount
Balance,
December 31, 1995    2,000      $1        300,000   $30     2,183,000   $218
  Proceeds-stock
    subscription
    receivable
  Stock options exercise
    receivable                                                 50,000      5
  Issuance of common
    stock                                                     752,815     75
  Exercise of common
    stock warrants                                            376,278     39
  Exercise of common
     stock options                                             18,000      2
  Purchase of subsidiary                                       20,000      2
  Retirement of
     class B preferred
     stock                               (300,000)  (30)
  Increase in
     proportionate
     investment in equity
     of unconsolidated
     subsidiary
  Net loss
Balance,
December 31, 1996    2,000       1              0     0     3,400,093    341
  Issuance of class
     B preferred stock                      1,000     0
  Exercise of common
     stock options                                              7,000      0
  Stock issuance
     costs
  Net loss
Balance,
December 31, 1997    2,000     $ 1          1,000     0     3,407,093   $341

 The accompanying notes are an integral part of the consolidated financial
                        statements.               F-5

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CHANGES IN SHAREHOLDERS'  EQUITY,  continued for the years ended December 31, 1997 and 1996

                   Additional                                 Total
                   Paid-in    Stock Sale     Accumulated   Shareholders'
                   Capital    Receivable     Deficit         Equity
                   -------    ----------     -------         ------
Balance,
December 31, 1995  $4,354,165  $(150,000)  $(2,844,699)   $ 1,359,715
  Proceeds-stock
    subscription
    receivable                   150,000                      150,000
  Stock options exercise
    receivable        115,495   (115,500)                           0
  Issuance of common
    stock           5,339,967                               5,340,042
  Exercise of common
    stock warrants  2,293,670                               2,293,709
  Exercise of common
     stock options    117,698                                 117,700
  Purchase of subsidiary
                      297,498                                 297,500
  Retirement of
     class B preferred
     stock                 30                                       0
  Increase in
     proportionate
     investment in equity
     of unconsolidated
     subsidiary     2,795,532                               2,795,532
  Net loss                                     (418,811)     (418,811)
                  -----------  ----------   -----------   ------------
Balance,
December 31, 1996  15,314,055   (115,500)    (3,263,510)   11,935,387
  Issuance of class
     B preferred stock
  Exercise of common
     stock options     32,339                                  32,339
  Stock issuance
     costs             (9,268)                                 (9,268)
  Net loss                                     (934,402)     (934,402)
Balance,
December 31, 1997 $15,337,126 $ (115,500)   $(4,197,912)  $11,024,056

The accompanying notes are an integral part of the consolidated financial
 statements.                   F-5
                               30

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1997 and 1996

                                              1997           1996

Cash  flows from operating activities:
  Net loss                                $ (934,402)     $ (418,811)
  Adjustments to reconcile to net cash
      used in operating activities
  Loss of discontinued
      operation                              725,012         147,440
  Depreciation and amortization              363,280         198,645
  Loss on disposal of property,
       plant, and equipment                   11,949
  Compensation expense in connection
      with common stock option exercise                      35,000
  Minority interest                           26,092         (2,079)
  Increase in deferred credit                173,333
   Changes in certain working capital
      elements                            (1,162,232)      (166,473)
                                          ----------     ----------
      Net cash flows used in
           operating activities             (796,968)      (206,278)
Cash flows from investing activities:
  Acquisition of subsidiaries, net of
      cash acquired                                         (808,229)
  Purchase of property, plant and
      equipment                             (491,354)       (167,707)
  Increase in investment in
      subsidiary                             (14,090)
  Net change in advances due from
      related companies                        4,939            (613)
  Increase in other assets, net             (161,347)        (85,163)
                                          ----------      ----------
      Net cash used in investing
           activities                       (661,852)     (1,061,712)
Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                         157,400          26,020
  Payments of long-term debt                (966,933)       (316,740)
  Net borrowings (repayments) of
      notes to related parties               349,404        (176,952)
  Proceeds from issuance of common
      stock                                                5,340,042
  Stock issuance costs                        (9,268)
  Proceeds from stock subscription
      receivable                                             150,000
  Proceeds from exercise of common
      stock warrants                                       2,293,709
  Proceeds from exercise of stock
      options                                 32,339          82,700
                                           ---------       ---------
      Net cash (used in) provided
            by financing activities         (437,058)      7,398,779
Net increase and cash
      equivalents                         (1,895,878)      6,130,789
Cash and cash equivalents at
      beginning of period                  6,392,888         262,099
                                          ----------      ----------
Cash and cash equivalents at
      end of period                       $4,497,010      $6,392,888

                       The  accompanying  notes  are  an  integral  part  of the
                       consolidated financial statements.
                                       F-6
                                        31

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued




                                              1997           1996
                                              ----           ----
Changes in certain working capital elements:
  Accounts receivable, net               $  (322,708)     $ (583,908)
  Inventories                             (1,025,854)       (122,547)
  Prepaid expenses                                18         (14,332)
  Receivables from related parties            48,066         (39,214)
  Accounts payable                            93,908         726,402
  Taxes payable                                7,743
  Accrued payroll and related taxes          (63,527)       (115,005)
  Accrued expenses and other liabilities     100,122         (17,869)
                                          ----------      ----------

     Net change                          $(1,162,232)     $ (166,473)
                                         ===========      ==========

Supplemental disclosures of cash flow information: Cash paid during the year for:

  Interest                                $  102,539      $   69,218
                                          ==========      ==========

The acquisition of subsidiaries in 1996, net of cash acquired, is summarized as follows:

       Working capital, other than cash                   $1,567,283
       Property, plant and equipment                         267,299
       Other assets                                          349,470
       Goodwill                                              379,550
       Long-term debt                                       (934,163)
       Minority interests                                   (523,710)
       Common stock                                         (297,500)
                                                           ---------
          Cash paid for acquisitions                       $ 808,229
                                                           =========

Non-cash transactions:

    During 1996, an officer of the Company exercised 50,000 stock options for which the Company received a note receivable for $115,500.

    Additionally, the exercise of 50,000 warrants, by an unaffiliated third party, resulted in a cash less exercised with the equivalent issuance of 24,870 shares of common stock.










                       The accompanying notes are an integral part of the consolidated financial statements.
                                      F-7
                                      32

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    The Company

    Nyer Medical Group, Inc. ("Company") is a holding company with operations in the medical products distribution, biotechnology, nutritional tube feeding products, emergency medical services, fire, and police equipment and supplies businesses. The Company's wholly-owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO), ADCO South Medical Supplies, Inc. (ADCO South) and 90% owned Nyle Home Health Supplies, Inc. (Nyle Home Health) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. Anton Investments, Inc., 80% owned by the Company, is engaged in the wholesale and retail sales of equipment, supplies, and novelty items to emergency medical services, fire departments and police departments located throughout most of New England. Conway Associates, Inc., 80% owned by the Company, is engaged in the wholesale sales of equipment and supplies to emergency medical services and fire departments throughout New England. SCBA, Inc. (SCBA), 80% owned by the Company, is engaged in the servicing of fire department's self-contained breathing apparatus. D.A.W., Inc.(Eaton Pharmacy),80% owned by the Company, is a chain of twelve pharmacy drug stores with sales in the suburban Boston area and its related company, FMT, Inc.(FMT), which is also 80% owned by the Company, is involved in the franchising of pharmacy retail outlets. Nyer Nutritional Systems, Inc., (Nyer Nutritional), is also 80% owned by the Company. The Company owns a 33.8% interest in a biotechnology company, Genetic Vectors, Inc. (Vectors), accounted for as a discontinued operation (see note 2).

    The Company is a subsidiary of Nyle International Corp. (Nyle).

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued:

    Inventories

    Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO). Of the total inventories, 37% are on the LIFO method. The replacement costs of inventory exceeded LIFO cost by $48,000.

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

    Fair Value of Financial Instruments

    At December 31, 1997, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of December 31, 1997 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.








                                    continued
                                       F-9
                                       34

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued:
    Goodwill and other intangible assets

    Goodwill, which represents the excess of the costs of companies acquired over the fair market value of their net assets at dates of acquisition, is being amortized on the straight line method over various periods, ranging from 5 to 40 years. Other intangible assets acquired in connection with acquisitions are being amortized on a straight line basis over periods ranging from 5 to 6 years. Amortization expense charged to operations for all deferred charges was $121,751 in 1997 and $63,583 in 1996.

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

    Earnings Per Share

    In February 1997, FASB issued SFAS No. 128, Earnings per Share. SFAS provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, which during 1997 and 1996, were 3,406,969 and 2,974,789, respectively. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The diluted weighted average number of common shares outstanding equaled basic in 1997 and 1996. All prior period earnings per share data has been restated to conform to the provisions of this statement.

    New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 will require that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The requirements of the pronouncement are effective for the Company's fiscal year beginning after December 15, 1997 and are not expected to have a material effect on the Company's financial statements.
                                    continued
                                      F-10
                                       35

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements, continued

    In June 1997, FASB issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 will require that a public business enterprise report financial and descriptive information about its reportable operating segments. The requirements of this pronouncement are effective for financial statements for the periods beginning after December 15, 1997. The requirements of this pronouncement are not expected to have a material effect on the Company's financial statements.

    Reclassifications

    Certain amounts in 1996 have been reclassified to conform to the 1997 presentation.

2. Discontinued operation:

    In March of 1996, the Company announced plans to spin-off 32% of its investment in Vectors common stock to the shareholders of the Company. In addition, the Company exchanged 20% of the common stock of Vectors for all of the Class B Preferred Stock of the Company, which was held by an officer and related party of Vectors. The Class B stock was then retired. The Company consolidated the results of Vectors through September 30, 1996 and recorded a net loss through that period of $210,145 that was attributable to Vectors. From October 1, 1996 through December 31, 1996, the Company used the equity method of accounting to account for the results of its investment in Vectors, which resulted in the Company recording an additional net loss of $147,440. The Company recognized a total net loss in connection with Vectors of $357,585. In December 1996, Vectors completed its Initial Public Offering by selling 575,000 shares of common stock, which resulted in Vectors receiving net proceeds after offering expenses of approximately $4,570,000. In accordance with Securities and Exchange Commission rules, the Company has increased its investment in Vectors for its proportionate share of the carrying value of Vectors at December 31, 1996. This resulted in an increase of $2,795,532 to the Company's investment in unconsolidated subsidiary account on the balance sheet, with a corresponding offset to additional paid in capital under the stockholders' equity section on the balance sheet.

    In December 1996, the Company completed its spin-off of Vector's common stock which resulted in 512,071 shares of common stock being distributed as a dividend to shareholders of Nyer. The Company currently owns 33.8% of Vectors outstanding common stock.

    In August 1997, the Board of Directors approved a plan for the disposal of its investment in Vectors. This investment is being accounted for as a discontinued operation, and accordingly, the Company's share of losses of Vectors is segregated in the consolidated statements of operations. As of December 31, 1997, the estimated proceeds to be received for the future disposal of this investment is greater than the carrying value in the Company's consolidated balance sheet.




                                    continued
                                      F-11

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Discontinued operation, continued

    As of December 31, 1997, the Company owned 790,616 shares of restricted common stock of Vectors.

     The financial position and results of Genetic Vectors, which has been serviced audited by another accounting firm, as of and for the year ended December 31, 1997 and 1996, respectively are as follows:

                                        Unaudited      Audited
                                           1997           1996
                Current assets         $ 2,064,673    $4,745,208
                Non-current assets         685,896       172,596
                                       -----------    ----------
                                       $ 2,750,569    $4,917,804
                                       ===========    ==========

                Current liabilities    $   154,543    $  170,527
                Stockholders' equity     2,596,026     4,747,277
                                       -----------    ----------
                                       $ 2,750,569    $4,917,804
                                       ===========    ==========

                Net sales              $    39,260    $       --
                Cost of Goods Sold          34,304
                Operating expenses       2,400,446       393,494
                Other revenues             250,483
                                       -----------    ----------
                    Net loss           $(2,145,007)   $ (393,494)
                                       ===========    ==========

3.  Related Party Transactions:

    Receivables from related parties  consisted of the following at December 31,
    1997 and 1996:
                                                    1997             1996
                                                    ----             ----
    Note receivable from officer                                 $   5,000
    Receivable from unconsolidated
        subsidiary                                                  44,000
    Receivable from related party              $   18,176           16,798
                                               ----------        ---------
        Total current receivable from
        related parties                        $   18,176        $  66,242
                                               ==========        =========
    Advances due from related companies,
        non-current                            $   37,499        $  42,438
                                               ==========        =========

    Note receivable from officer was a loan to the Vice-President of Sales, for $10,000, with repayments of principal plus interest of 7.5% being made on a quarterly basis. The balance of $5,000 at December 31, 1996 plus accrued interest was paid in full on March 31, 1997.

    Receivable  from  unconsolidated  subsidiary  of $44,000 was repaid  January
    1997.

    The receivable from an affiliate is for products sold to a company which is owned by an officer and director of the Company. Total sales were $83,613 and $87,350, for 1997 and 1996, respectively.

    Advances due from related companies consist of cash advances made to Nyle. Interest is charged at 9% annually and payments are made periodically.

    Notes payable to related parties (an employee and director) were $658,776 and $309,372 at December 31, 1997 and 1996, respectively. This is a non -interest bearing note.
                                    continued
                                      F-12

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Related Party Transactions: continued

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

4.  Acquisitions and Investments:

    In February 1996, the Company acquired 80% of the outstanding common stock of Conway Associates, Inc. and an affiliated company, SCBA, Inc. The consideration paid in cash was $431,855. Conway and SCBA, located in Haverhill, Massachusetts, is engaged in the wholesale and retail sales of equipment and supplies to emergency medical services and fire departments throughout New England.

    In August 1996, the Company acquired 80% of the common stock D.A.W., Inc. and an affiliated company, F.M.T., Inc. D.A.W. is an operator of retail pharmacies in eastern Massachusetts and F.M.T. is involved with the franchising of retail pharmacies. The consideration paid was $709,198 which included the issuance of 20,000 shares of common stock of the Company valued at $297,500, cash payment of $325,000 for a non-compete agreement, and acquisition costs of $86,698. In addition, the Company contributed working capital to $1,000,000, for which $200,000 is attributable to the minority interest. In connection with this transaction, the Company has guaranteed that the value of the common stock issued to the sellers will be at least $8.75 per share on the second anniversary of the acquisition date. In event the value of the common stock is below this amount, the Company is obligated to either pay cash for the difference in value, issue equivalent amount of additional shares of common stock, or repurchase the sellers common stock at the guaranteed value.

    The aforementioned acquisitions are being accounted for under the purchase method of accounting, and accordingly, the results of operations of these companies are included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase prices have been allocated to assets acquired and liabilities assumed, and is summarized as follows:

         Current assets                            $ 2,843,163
         Property, plant and equipment                 267,299
         Intangible and other assets                   349,470
         Goodwill                                      379,550
         Current liabilities                       ( 1,240,556)
         Long term liabilities                     (   934,163)
         Minority interests                           (523,710)
                                                   -----------
                                                   $ 1,141,053





                                    continued
                                      F-13

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Acquisitions and Investments: continued,

    The following unaudited pro forma financial information for the Company gives effect to the DAW, FMT and Conway acquisitions as if they had occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations had the acquisitions occurred on the date indicated, or which may result in the future:

                                                      1996

         Net sales                                 $29,729,138
                                                   ===========
         Net loss                                  $  (498,785)
                                                   ===========
         Net loss per share                        $      (.17)
                                                   ===========

    In December 1996, the Company incorporated Nyer Nutritional Systems, Inc., in Delaware. This subsidiary was capitalized with cash of $300,000 for 80% of the common stock of the Company. A minority shareholder also contributed the rights to patented technology for the remaining 20% of common stock. This subsidiary has developed a liquid nutritional formula for the medically supervised feeding of hospital, nursing home, and home care patients.

5.  Debt:
    Long-term debt at December 31, 1997 and 1996, consisted of the following:
                                                     1997            1996
    ADCO Surgical Supply, Inc:

    Note payable in equal monthly installments of $4,675 including interest at 7%, through July 1996; the interest rate changed to 8 1/4% in August of 1996; collateralized by land and building,
    due in March 2008.                           $  402,231        427,415

    Eaton Pharmacy:

    Note payable to the Internal Revenue Service, payable in equal quarterly installments of $11,007 plus interest at 7%. The note will mature in April 1998. The note is guaranteed by minority shareholders
    of Eaton Pharmacy.                               19,555         60,384

    Note payable to the Commonwealth of Massachusetts, Department of Revenue, payable in equal monthly installments of $9,286 plus interest at 7%. The note will mature in August 1998. The note is guaranteed by minority shareholders of
    Eaton Pharmacy.                                  24,129         58,282

    Note payable in monthly installments of
    $1,167(without interest). The note will mature
    in December 1998 and is collateralized by
    certain assets of Eaton Pharmacy.                12,833         26,833


                                    continued
                                      F-14
                                       39

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Debt: continued,

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

    Note payable to former shareholder of Eaton Pharmacy, payable in equal monthly installments of $1,333 plus interest on the unpaid balance at prime rate(8 1/4% at December 31, 1997). The note will mature in August 2000 and is collateralized by certain assets of Eaton Pharmacy. 26,667 42,667

    Note payable in equal monthly installments of $4,500 plus interest on the unpaid balance at prime rate (8 1/4% at December 31, 1997). A final balloon payment of $30,000 will be paid upon maturity in August 2000. The note is collateralized by certain assets of Eaton Pharmacy. 120,000 174,000

    Note payable in equal monthly installments of
    $3,693 including interest at 7%. The note will
    mature in June 2000 and is collateralized by
    certain assets of the Weston Pharmacy.          101,368

    Note payable in equal monthly installments of
    $1,043 including interest at 7%. The note will
    mature in September 1999 and is collateralized
    by certain assets of the N. Beverly Pharmacy.    20,564

    Note payable to vendor, payable in equal monthly installments of principal and interest of $5,423. Interest is charged at prime rate (8 1/4% at December 31, 1996). Repaid in
    February 1997.                                                 503,666

    Note payable to vendor, payable in equal monthly installments of principal and interest of $2,083. Interest is charged at prime rate plus 2%(10 1/4% at December 31, 1996).
    Repaid in February 1997.                                       125,000




                                    continued
                                      F-15
                                       40

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Debt: continued,

    Various notes payable, which were repaid
    by March 31, 1997:                                               14,742

    Other Subsidiaries

    Notes payable due in various installments
    at rates ranging up to 17.5%, collateralized
    by certain equipment and vehicles.               34,171          49,397
                                                 ----------      ----------
                                                    761,518       1,571,051
        Less current portion                        227,527         324,208
                                                 ----------      ----------

                                                 $  533,991      $1,246,843
                                                 ==========      ==========

    The maturities of long term debt at December 31, 1997 are as follows:

          1998                               $  227,527
          1999                                  134,399
          2000                                   82,429
          2001                                   33,349
          2002                                   36,206
          Thereafter                            247,608
                                             ----------
                                             $  761,518

   The long term debt of ADCO and other subsidiaries, is collateralized by the Company's inventory, accounts receivable and vehicles as well as personal guarantees of the Company's chairman.


6.  Income Taxes:

    At  December  31,  1997,  the Company had a  remaining  net  operating  loss
    (NOL)carryforwards of approximately $1,031,000 available to offset future taxable income. The NOL carryforwards will expire in the years 2002 to 2012. In the event of a change in ownership of the Company, the utilization of the NOL carryforward may be subject to limitation under certain provisions of the Internal Revenue Code. In addition, certain provisions dealing with consolidated returns may limit the utilization of approximately $175,000 of NOL carryforward by certain members of the consolidated group.

    The tax effect of temporary differences that give rise to significant portions of deferred taxes at December 31, 1997 and 1996 consisted of:

                                                1997           1996
                                                ----           ----
      Deferred tax assets(liabilities):
      Depreciation                         $  (40,000)     $  (54,000)
      Reserves                                211,000         115,000
      Net operating loss carryforwards        412,000         654,000
                                           ----------      ----------
      Total net deferred tax assets
         before valuation reserve             583,000         715,000
         Valuation reserve                   (583,000)       (715,000)
                                           ----------      ----------
            Total net deferred tax
             assets                        $    -          $    -
                                           ==========      ==========

                                    continued
                                      F-16
                                       41

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes: continued

     The Company has recorded a valuation reserve for the total amount of net deferred tax assets due to the uncertainty of their future realization.

7.   Commitments:

     Operating Leases

     The Company rents office and warehouse space with varying lease expiration dates through June of 2003. All leases have options to extend the lease terms. Total rent expense for the years ended December 31, 1997 and 1996, was $589,282 and $286,084, respectively.

     Future minimum lease payments at December 31, 1997 are as follows:
           1998                       $  585,753
           1999                          493,862
           2000                          363,952
           2001                          192,394
           2002                           99,442
           Thereafter                     21,666
                                      ----------
                                      $1,757,069

     Purchase Commitment

     A subsidiary of the Company has an agreement with a supplier to purchase $2,600,000 of inventory each quarter through the year 2001. The Company received $200,000 from the supplier upon signing of the agreement, which is being amortized over the term of the contract. Additionally, the supplier has made available a $200,000 line of credit to purchase this inventory. The line of credit is collateralized by substantially all of the assets of the subsidiary. No amounts were outstanding under the line of credit at December 31, 1997.

8.  Capital Stock:

    Each share of Class A preferred stock has voting rights equal to 1,000 shares of common stock. In March of 1996, the Company exchanged 20% of Vectors' stock for all of the Class B Preferred Stock of the Company which was then retired. The Company subsequently spun-off 32% of its holding of the outstanding stock of Vectors (see note 2).

    Each share of Class B Preferred Stock (series 1) has voting rights equal to 2,000 shares of common stock.

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    During 1997, the Company issued 20,000 warrants to a third party in connection with services provided. The exercise price for each warrant is $14.75 and are only exercisable if the stock price exceeds 120% of the exercise price.

    The Company has a Stock Option Plan (Plan) which provides for the awards of shares of common stock to employees, directors, and consultants of the Company. The Plan provides for automatic grants of 12,000 non-qualified options vesting semi-annually over a three-year term to all non-employee directors. The maximum term of options granted under the Plan is ten years. In January 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares from 150,000 to 275,000 shares.

    A summary of changes in common stock options during 1997 and 1996 is:

                                                                Weighted average
                                                 Shares      exercise price

   Outstanding grant at December 31, 1995        174,000           $ 3.43
   Granted in 1996                                56,000            13.52
   Exercised in 1996                             (68,000)            2.92
                                                --------
   Outstanding grants at December 31, 1996       162,000             7.64
   Granted in 1997                                89,000             5.33
   Exercised in 1997                              (7,000)            4.62
   Canceled in 1997                               (8,000)           16.75
                                                --------
   Outstanding grants at December 31, 1997       236,000             6.55
                                                ========
   Options exercisable at December 31, 1996       92,000             5.42
                                                ========
   Options exercisable at December 31, 1997      152,000             6.11
                                                ========

   The remaining weighted average contractual life of options outstanding at December 31, 1997 is approximately 8 years.

   At December 31, 1997, exercisable options and price are as follows:
                                                 Options       $ per share
                                                  30,000          $ 2.31
                                                  67,000            4.62
                                                  22,000           16.75
                                                  24,000            5.00
                                                   4,000            6.63
                                                   5,000            6.88
                                                 -------
                                                 152,000

   On January  1,  1996,  the  Company  adopted  SFAS No.  123,  Accounting  for
   Stock-Based Compensation. As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.




                                    continued
                                   F-18
                                       43

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Capital Stock: continued,

                                         1997           1996

         Net loss:         As reported$  (934,402)    $ (418,811)
                                      ============    ===========
                           Pro forma  $(1,147,078)    $ (521,816)
                                      ============    ===========

         Loss per share:   As reported$      (.27)    $     (.14)
                                      ============    ===========
                           Pro forma  $      (.34)    $     (.18)
                                    =============================

   The fair value of stock options in the pro forma accounts for 1997 and 1996 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6.2%, expected life of three years, volatility of 70%, and no dividend yield. The weighted average time value of options granted during 1997 and 1996 was $2.70 and $7.43, respectively.

9.  Business Segments:

    The  Company  had  three  active   business   segments  in  1997  and  1996:
(1)wholesale and retail sale of surgical, nutritional, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain.

    Summary data for the year ended December 31, 1997 is as follows:

           Nutritional,
            Medical, and  EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain     Corporate  Consolidated
Net Sales    $6,703,954      $9,124,587     $18,050,393            $33,878,934
Operating
(loss)income   (567,012)        206,514         344,935 $ (384,317)   (399,880)
Identifiable
assets        3,308,535       2,477,876       4,371,623  5,950,009 $16,108,043
Capital
Expenditures    285,921          53,398         150,420      1,615     491,354
Depreciation
and
amortization    117,564          66,243         174,303      5,170     363,280

    Summary data for the year ended December 31, 1996 is as follows:

           Nutritional,
            Medical, and  EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain    Corporate  Consolidated
Net Sales    $6,024,664      $8,500,565     $ 6,568,259            $21,093,488
Operating
loss            (22,273)        (88,993)        173,186 $ (280,441)   (218,521)
Identifiable
assets        3,037,012       1,908,987       4,518,906  7,676,924  17,141,829
Capital
Expenditures     20,159          82,275          61,092      4,181     167,707
Depreciation
and
amortization     82,664          63,723          43,890      6,281     196,558

     ITEM 8.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
        None
                             PART III

     ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16 Of The Exchange Act.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    72           Chairman of the Board,
                                                      President, Secretary,
                                                      and Director

          William J. Clifford, Jr.       47           Vice-President-Sales
                                                      and Director

          Karen L. Wright                35           Treasurer, Vice-
                                                      President-Finance,
                                                      Assistant Secretary,
                                                      and Director

          Michael G. Anton               52           Director

          Doyle W. Boatwright            60           Director

          Stanley Dudrick, M.D.          62           Director

          David P. Dumouchel             36           Director

          Donald C. Lewis, Jr.           60           Director

          Kenneth L. Nyer, M.D.          39           Director

          Howard G. Parker, M.D.         56           Director


     The Company's Board of Directors is divided into three classes of directors, A, B, and C. Class A Directors, Messrs. Nyer, Clifford, Lewis, and Ms. Wright, will be up for re-election in the year 1999. Class B Directors, Messrs. Anton, Boatwright, Dumouchel, and Dr. Nyer, will be up for re-election in the year 1998. Class C Directors, Dr. Stanley Dudrick and Dr. Gary Parker, will be up for re-election in the year 2000.

     Samuel Nyer has been Chairman of the Board, president and secretary of the Company since December 1991. He served as a director of Genetic Vectors, Inc. from December 1991 to June 1996. Mr. Nyer also serves on the board of directors of each of the Company's subsidiaries. Since 1985, Mr. Nyer has been chairman of the board of Nyle, a manufacturer of drying equipment. Nyle, a publicly held corporation, is the Company's principal shareholder. Mr. Nyer has interests in a number of small businesses in the Bangor, Maine area.

     William J. Clifford, Jr. has been vice-president of sales and a director of the Company since December 1991, and vice-president and general manager of ADCO and ADCO South since 1988 and 1992, respectively. Mr. Clifford was a director of Vectors from June 1996 through April 30, 1997. From 1973 to 1988, Mr Clifford was general sales manager of ADCO. Mr. Clifford has over 25 years experience in the medical supply industry and possesses substantial experience in medical warehousing, purchasing, sales and sales management. He has been an employee of ADCO since 1973.

     Karen L. Wright has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997. She was appointed to the Board in April of 1997. From 1985 though 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

     Michael G. Anton has been a director and an employee of the Company since September 1993. At that time, the Company acquired his sole propriet-orship, Anton Enterprises, through its subsidiary, Anton Investments, Inc. and appointed Mr. Anton president of Anton. The Company owns 80% and Mr. Anton 20% of Anton. Mr. Anton is also owner of 20% of the Company's 80% owned subsidiaries, Conway Associates, Inc. and SCBA, Inc.. He has over 26 years experience in the fire and safety industry.

     Doyle W. Boatwright has been a director of the Company since December 1996 and is president and director of Nyer Nutritional. The Company owns 80% of Nyer Nutritional and Mr. Boatwright owns the remaining 20%. From September 1995 through December 1996, Mr Boatwright was president and founder of Boatwright Laboratories, Inc., which owned the enteral nutritional product patents now held by Nyer Nutritional. From 1989 through September 1995, Mr. Boatwright was president and founder of DigniCare, Inc., a company providing enteral, wound care and urological products to Medicare patients.

     Stanley Dudrick, M.D. has been a director of the Company since March 1997. Since November 1994, Dr. Dudrick has been Associate Chairman for St. Mary's Hospital, Department of Surgery. St. Mary's, which is located in Waterbury, Connecticut, is affiliated with Yale Medical School. Since 1982, Dr. Dudrick also has been a Clinical Professor of Surgery at the University of Texas Health Science Center at Houston. Dr. Dudrick is nationally known in the field of enteral nutrition and has received numerous awards and honors, is an editorial consultant and on the board of numerous medical journals including those special-izing in nutrition and has published widely on the subject.

     David P. Dumouchel has been a director of the Company since August 1996. Mr. Dumouchel has also been a director of the Company's 80% owned subsidiary, D.A.W., Inc. d/b/a Eaton Apothecary since August 1996. Mr. Dumouchel has been vice-president of Eaton since 1988. Mr. Dumouchel is a registered pharmacist in the State of Massachusetts. Mr. Dumouchel received his Bachelors of Science Degree in Pharmacy from Purdue University in 1983, and his Masters of Business Administration from Amos Tuck School at Dartmouth College in 1986.

     Donald C. Lewis, Jr. has been a director of the Company since July 1993. Mr. Lewis has been president and director of Nyle, the Company's principal shareholder, since January 1985.


     Kenneth L. Nyer, M.D. has been a director of the Company since December 1991. Dr. Nyer is a specialist in internal medicine and has practiced at the Albert Einstein Hospital, Bronx, New York since 1993. He previously practiced at North Shore University Hospital, Manhasset, New York from 1987 to 1993. Dr. Nyer held a faculty position at the Cornell
     University Medical School since 1987.  Dr. Nyer is the son of Mr. Samuel
     Nyer.

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

     Delinquent Filings
     To the best of the Company's knowledge, Mr. Michael Anton, an officer and director of the Company's subsidiary, Anton, failed to file one Form 4, covering a transaction required to be filed with the Securities and Exchange Commission. Also, to the best of the Company's knowledge, Mr. Don Lewis and Dr. Gary Parker, both directors of the Company, failed to file one Form 4, covering a transaction required to be filed with the Securities and Exchange Commission. To the best of the Company's knowledge Forms 3 and 5 have been filed, as required.

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

     ITEM 10.     Executive Compensation.

     The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's chief executive officer. The Company's chief executive officer received compensation exceeding $100,000 for the fiscal year ended December 31, 1997. No executive officer received compensation exceeding $100,000 for the fiscal years ended December 31, 1997, 1996, and 1995.


  Annual Compensation              Long Term Compensation
  Name and                                Securities
  Principal                      Other  Restricted         Underlying LTIP
  Position    Year   Salary($)Compensation($)Stock Award(s)($)  Options/SARS(#

  Samuel Nyer 1997  $125,000     $4,200       $    0               40,000 1
  Chief       1996    86,538      4,200            0               40,000 2
  Executive   1995    75,000      4,200 3          0               90,000 4

                                All Other
              Year      Payouts($) Compensation($)
              1997      $   0       $  0
              1996          0          0
              1995          0          0

     The Company has not paid any compensation to any person for serving as a director.

   Employment Agreements
     The Company employs its officers and employees pursuant to oral agreements, with the exception of Mr. Samuel Nyer, Michael Anton, five minority shareholders of Eaton, and Doyle Boatwright.

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

     The Company entered into a five-year written employment agreement with Mr. Anton at a base annual salary of $62,500 effective September 16, 1993. Mr. Anton's employment agreement also provides for a vehicle allowance of an annual cost of $5,000. He also receives life-insurance coverage of $1,000,000 with 30% payable to the employees designated beneficiary and 70% with benefits payable to the Company.

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

     The Company entered into a five-year written employment agreement with Mr. Boatwright at a base annual salary of $120,000. Mr. Boatwright receives a vehicle allowance of an annual cost of $7,320. He also receives life-insurance coverage in the amount of $2,000,000, $400,000 of which shall be payable to his spouse with the remainder to the Company.

     The Company has an oral employment agreement with Mr. William J.
     Clifford, Jr. vice president and director, which provides for an
--------
1 Consists of shares of common stock underlying options granted January 1995, pursuant to the Company's 1993 Stock Option Plan exercisable at $2.31 of which 30,000 options are vested.

2 Consists of shares of common stock underlying options granted January 1995 pursuant to the Company's 1993 Stock Option Plan exercisable at $2.31 of which 10,000 options are vested.

 3 Car and automobile insurance allowance accrued in fiscal 1995 but $1,750 paid in 1996.

 4 Consists of shares of common stock underlying options granted January 1995 pursuant to the Company's 1993 Stock Option Plan exercisable at $2.31 of which 50,000 options are vested.

     annual base salary of $65,000 and use of an automobile, including all expenses associated with it at an annual cost of $7,985. The Company has an oral employment agreement with Ms. Karen L. Wright, treasurer, which provides for an annual base salary of $47,000.

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

     The Plan is administered by the option committee which is comprised of Donald C. Lewis, Jr., Dr. Kenneth L. Nyer and Dr. Howard Parker, three of the Company's outside directors. The board of directors has the authority to (i) determine the employees of the Company and its subsidiaries to whom ISOs may be granted, and to determine to whom Non-Qualified Options may be granted; (ii)determine the time or times at which options may be granted;(iii) determine the exercise price of shares subject to options;
     (iv)  determine  whether  options  granted  shall be ISOs or  Non-Qualified
     Options; (v) determine the time or times when the options shall become exercisable, the duration of the exercise period and when the options shall vest; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any, and (vii) interpret the Plan and promulgate and rescind rules and regulations relating to it.

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

     In January 1995, the Company granted Mr. Sam Nyer, its president, non-qualified options to purchase 90,000 shares of common stock, exercisable at $2.31 per share vesting over a five-year period. Of the 90,000 options, 50,000 were exercised in 1996, 30,000 are currently vested, and the remaining 10,000 vest on June 30, 1998, subject to Mr. Nyer's continued employment.

     ITEM 11. Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth information as of December 31, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership5           Class Owned

Common Stock, Samuel Nyer                 4,832,000 6,7,8,9        63.9%
Class A       c/o ADCO
Preferred     1292 Hammond Street
Stock, and    Bangor, Maine 04401
Class B
Preferred Stock

Common Stock  Nyle International Corp.    2,710,000                35.9%
and Class A   72 Center Street
Preferred     Brewer, Maine  04412
Stock

Common Stock  William J. Clifford, Jr.       16,000 8,9                *
              1292 Hammond Street
              Bangor, Maine 04401

Common Stock  Karen L. Wright                10,000 8,10,11            *
              1292 Hammond Street
              Bangor, Maine 04401


--------
5 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options which vest without 60 days of Record Date. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

6 Includes shares owned by Nyle since Mr. Samuel Nyer is chairman of that corporation.

7 Includes 30,000 shares of common stock underlying vested options granted pursuant to the Plan.

8 Includes 4,000 shares of common stock underlying vested options held by Messrs. Sam Nyer, Anton, Clifford, Boatwright, Dumouchel, and Ms. Wright.

9 Includes 12,000 shares of common stock underlying vested options held by Messrs. Sam Nyer, Anton, Clifford, Lewis, Kenneth Nyer, and Parker pursuant to the Company's Plan.

10 Includes 1,000 shares of common stock which is held by an ADCO employee investment club by which Ms. Wright owns 100 shares. The common stock held in the investment club is considered to be beneficially owned by Ms. Wright as she has voting and investment power of this stock.

11 Includes 5,000 shares of common stock underlying vested options held by Ms. Wright.

     ITEM 11. Security Ownership Of Certain Beneficial Owners And Management, continued:
                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership 5          Class Owned
-----         ----------------            ---------------      -----------

Common Stock  Michael G. Anton               49,150 8,9                *
              9 Haigis Parkway
              Scarborough, Maine 04074

Common Stock  Doyle W. Boatwright             4,000 8                  *
              6829 N. 12th Street
              Suite 207
              Phoenix, AZ 85014

Common Stock  Stanley Dudrick, M.D.           4,000 12                 *
              c/o St. Mary's Hospital
              56 Franklin Street
              Waterbury, CT 06706

Common Stock  David Dumouchel                 8,000 8                  *
              111 Canal Street
              Salem, MA  01970

Common Stock  Donald C. Lewis, Jr.           11,000 9,13,14            *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Kenneth L. Nyer, M.D           18,0009,14                *
              48 Old Orchard Road
              New Rochelle, New York 10804

Common Stock  Howard G. Parker, M.D.         19,0009,14,15             *
              360 Broadway
              Bangor, Maine  04401

All directors and executive officers      4,971,150 5,6,7,8,9,10,  65.8%
       of the Company as a group (ten              11,12,13,14,15
       persons)5
       * less than 1% of class
--------
12 Includes 4,000 shares of common stock underlying vested options granted in March 1997, pursuant to the Plan.

13 Mr. Lewis exercised 7,000 options in January 1998.

14 Includes 6,000 shares of common stock underlying vested options held by Messrs. Lewis, Kenneth Nyer, and Parker.

15 Mr. Parker exercised 10,000 options in May 1996.

     ITEM 12. Certain Relationships and Related Transactions. Prior to 1991, the Company and Nyle each engaged in inter-company loans. At December 31, 1997, the Company was owed $37,499 by Nyle. As of March 31, 1998, Nyle owed the Company $38,331 (the addition being accrued interest). As of March 31, 1997, Nyle owed the Company $41,341. Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

     Mr. Samuel Nyer, president of the Company, is a guarantor of ADCO's institutional loan. See Notes to "Consolidated Financial Statements".

     ADCO employs two relatives of Mr. William Clifford, a director of the Company and vice president and general manager of ADCO. One relative is employed as a retail store manager, and the other as a sales representative. ADCO also employs three relatives of Ms. Karen Wright, the Company's treasurer and principal accounting and chief financial officer. One relative is employed as ADCO's assistant comptroller, one as a data entry clerk and the other is employed in the receiving department. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

     In February 1997, as required by his October 1996 employment agreement, the Company issued 1,000 shares of series 1 class B preferred stock, to Mr. Samuel Nyer. The shares had been previously authorized subject to a delivery of a fairness opinion from an independent investment banker, of which the opinion was received February 1997.

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

                                     NYER MEDICAL GROUP, INC.
                                   Registrant


                                     By:/s/ Samuel Nyer
                                        Samuel Nyer, President
                                        (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated on the 31th day of March 1998.

          Signature                               Title


          /s/ Samuel Nyer                          Chairman of the Board,
          Samuel Nyer                              President, Director,
                                                   and Secretary


          /s/ William Clifford, Jr.                Vice President of
          William Clifford, Jr.                    Sales, Director


          /s/ Karen L. Wright                      Treasurer, Vice President
          Karen L. Wright                          of Finance, Assistant
                                                   Secretary, and Director


          /s/ Doyle Boatwright                     Director
          Doyle Boatwright


          /s/ Michael Anton                        Director
          Michael Anton


          /s/ Stanley Dudrick, M.D.                Director
          Stanley Dudrick, M.D.


          /s/ David Dumouchel                      Director
          David Dumouchel


          /s/ Donald Lewis                         Director
          Donald Lewis


          /s/ Kenneth Nyer, M.D.                   Director
          Kenneth Nyer, M.D.


          /s/ Howard Parker, M.D.                  Director
          Howard Parker, M.D.

                    EXHIBIT INDEX
Sequential
Exhibit No.



Item 13.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
     2.    Articles of Incorporation of Nyer Medical Group, Inc.,
           (1)

     2.1   Amendment to Articles of Incorporation of Nyer Medical
           Group, Inc.(1)

     2.2   Second Amendment to Articles of Incorporation of Nyer
           Medical Group, Inc.(1)

     2.3   Third Amendment to Articles of Incorporation of Nyer
           Medical Group, Inc.

     3.    Bylaws of Nyer Medical Group, Inc.(1)

     4.    1993 Stock Option Plan(2)

     4.1   Amendment to 1993 Stock Option Plan(2)

     10.   Agreement between Nyer Medical Group, Inc. and Dr. and
           Mrs. McCabe and Mr. McCabe, Jr.

     10.1  Stock Purchase Agreement  - Conway Associates, Inc.

     10.2  Stock Exchange Agreement and Plan of Reorganization -
           Eaton Apothecary(3)

     10.3  License Agreement - Nyer Nutritional Systems, Inc.

     10.4  Employment Agreement - Samuel Nyer(4)

     10.5  Employment Agreement - Doyle Boatwright(4)


(1) Contained in Registration Statement on Form S-18 filed on April 13, 1992.

(2) Contained in Form 10-KSB filed April 1996.

(3) Contained in Form 8-K filed August 1996.

(4) Contained in Form 10-KSB filed April 1997.

             THIRD AMENDMENT TO THE ARTICLES OF INCORPORATION
                                  OF
                       NYER MEDICAL GROUP, INC.


Pursuant to Sections 607.0602 and 607.1002, Florida Statutes, the undersigned hereby certifies that the following Third Amendment to the Articles of Incorporation of Nyer Medical Group, Inc. has been adopted:

1. The name of the corporation is Nyer Medical Group, Inc.

2. Article IV is amended by adding a new Section A which reads:

 (1) 1,000 shares of Series 1 Class B Preferred Stock (the "Series 1 Stock") may be issued.

 (2) The Series 1 Stock is not convertible into common stock but carries the right to 2,000 votes per share on all matters requiring a vote of the common shareholders and preferred shareholders.

 (3) In all other respects, the Series 1 Stock shall be treated like common stock except where otherwise provided by the Florida Statutes.

3. The amendment was adopted on September 30, 1996, subject to filing the Second Amendment to the Articles of Incorporation.

4. This amendment was adopted by the board of directors.

  IN WITNESS WHEREOF, the undersigned has executed this Amendment to the Articles of Incorporation this 29 day of January 1997.

     (CORPORATE SEAL)                            NYER MEDICAL GROUP, INC.



                                                 By:/s/ Samuel Nyer
                                                    Samuel Nyer, President

                            Coopers & Lybrand, L.L.P.


                           CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statement of Nyer Medical Group, Inc. on Form S-8 (File Nos. 333-05635 and 333-05647) of our report dated March 27, 1998, on our audits of the consolidated financial statements of Nyer Medical Group, Inc. as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995, which report is included in this Annual Report on Form 10-KSB.


                                            /s/ Coopers & Lybrand, L.L.P.

     Portland, Maine
     March 30, 1998

[ARTICLE] 5
[CIK] 0000884647
[NAME] NYER MEDICAL GROUP, INC

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               DEC-31-1997
[CASH]                                       4,497,010
[SECURITIES]                                         0
[RECEIVABLES]                                3,129,754
[ALLOWANCES]                                   159,023
[INVENTORY]                                  4,187,779
[CURRENT-ASSETS]                            11,774,079
[PP&E]                                       1,927,058
[DEPRECIATION]                                 668,383
[TOTAL-ASSETS]                              16,108,040
[CURRENT-LIABILITIES]                        3,702,565
[BONDS]                                        533,991
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                           341
[OTHER-SE]                                  11,023,716
[TOTAL-LIABILITY-AND-EQUITY]                16,108,040
[SALES]                                     33,878,934
[TOTAL-REVENUES]                            33,878,934
[CGS]                                       26,293,426
[TOTAL-COSTS]                               26,293,426
[OTHER-EXPENSES]                             7,638,388
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             105,922
[INCOME-PRETAX]                              (934,402)
[INCOME-TAX]                                 ( 23,949)
[INCOME-CONTINUING]                          (209,390)
[DISCONTINUED]                               (725,012)
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (934,402)
[EPS-PRIMARY]                                    (.27)
[EPS-DILUTED]                                        0