Form 10QSB
period 1998-03-31
NYER MEDICAL GROUP INC
filed 1998-05-20
CIK 884647

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998


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

As of May 20, 1998, there were outstanding, 3,407,093 shares of common stock,par value $.0001 per share.










  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1998




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, March 31, 1998
                and December 31, 1997                                3-4


                Consolidated Statements of Operations, Three Months
                Ended March 31, 1998 and March 31, 1997               5


                Consolidated Statements of Cash Flows, Three Months
                Ended March 31, 1998 and March 31, 1997              6-7


                Notes to Consolidated Financial Statements            8


  Item 2.  Management's Discussion and Analysis of
                First Quarter 1998 Results                           9-11



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         11


           Signatures                                                12














     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1998

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                          March 31,    December 31,
                                              1998         1997
Current assets:
  Cash and cash equivalents              $3,762,164    $ 4,497,010
  Accounts receivable, less
    allowance for doubtful accounts
    of $163,884 at March 31, 1998
    and $159,023 at December 31, 1997     3,068,145      2,952,555
  Inventories, net                        4,417,626      4,187,779
  Prepaid expenses                          122,026        118,559
  Receivables from related parties           46,128         18,176

            Total current assets         11,416,089     11,774,079

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  638,624        638,624
  Leasehold improvements                    112,984        112,984
  Machinery and equipment                   226,412        225,994
  Transportation equipment                  246,496        243,555
  Office furniture, fixtures,
    and equipment                           665,037        613,101

                                          1,982,353      1,927,058
  Less accumulated depreciation
    and amortization                       (733,227)      (668,383)

                                          1,249,126      1,258,675
Goodwill and other deferred assets,
  net of accumulated amortization of
  $284,746 and $256,794 at March 31,
  1998 and December 31, 1997,
  respectively                              970,350        919,683
Advances due from related companies          35,212         37,499
Investment in unconsolidated
  subsidiary                              1,854,760      1,972,190
Other                                       145,970        145,914

                                          3,006,292      3,075,286

            Total assets                $15,671,507    $16,108,040




     See accompanying notes to consolidated financial statements.




     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1998

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          March 31,    December 31,
                                              1998         1997

Current liabilities:
  Notes payable due related parties      $   652,776    $  658,776
  Current portion of long-term debt          224,557       227,527
  Taxes payable                                7,743         7,743
  Accounts payable                         2,447,455     2,409,436
  Accrued payroll and related taxes           37,426        59,095
  Accrued expenses and other
    liabilities                              163,723       339,988

           Total current liabilities       3,533,680     3,702,565

Long-term debt, net of current
  portion                                    596,932       533,991
Minority interest                            701,199       674,095
Deferred credits                             163,333       173,333

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at March 31, 1998 and
    December 31, 1997, respectively
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued and outstanding:
    3,407,093 shares at March 31,1998
    and December 31, 1997, respectively          341           341
   Additional paid-in capital             15,337,126    15,337,126
   Stock sale receivable                    (115,500)     (115,500)
   Accumulated deficit                    (4,545,605)   (4,197,912)

     Total shareholders' equity           10,676,363    11,024,056

            Total liabilities and
              shareholders' equity       $15,671,507   $16,108,040




     See accompanying notes to consolidated financial statements.




     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                            March 31,    March 31,
                                              1998         1997

Net sales                                 $7,899,806     $6,816,244

Cost and expenses:
  Cost of goods sold                       6,195,379      5,359,791
  Selling and retail                       1,313,309      1,146,285
  Warehouse and delivery                      89,221         87,984
  Administrative                             617,400        517,558
                                           8,215,309      7,111,618

        Operating loss                      (315,503)      (295,374)

Other income (expense):
  Interest expense                           (28,118)       (16,542)
  Interest income                             98,758         52,350
  Other                                                      77,779
        Total other income                    70,640        113,587

         Loss before
         minority interest                  (244,863)      (181,787)

Minority interest                             27,105         50,164

     Loss from continuing operations
         before income taxes                (217,758)      (131,623)

       Income taxes                          (12,504)      (115,000)

     Loss from continuing operations
       after income taxes                   (230,262)      (246,623)

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors           (117,431)       (34,600)

     Net Loss                             $ (347,693)    $ (281,223)

  Basic and diluted loss per common
    share from continuing operations      $     (.07)    $     (.08)

  Basic and diluted loss per common
    share from discontinued operations          (.03)          (.01)

  Basic and diluted loss per common
    share                                 $     (.10)    $     (.09)

Weighted average common shares
    outstanding                            3,407,093      3,228,992

     See accompanying notes to consolidated financial statements.

     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)
                                          March 31,      March 31,
                                              1998         1997
  Cash flows from operating
      activities:
  Net loss                                $ (347,693)     $ (281,223)
  Adjustments to reconcile to net cash
      used in operating activities:
  Loss of unconsolidated
      subsidiary                             117,431          34,600
  Depreciation and amortization               92,884          51,633
  Compensation expense in connection
      with common stock option exercise                       71,399
  Gain on disposal of property, plant
      and equipment                            1,700
  Minority interest                           27,105         (50,164)
   Changes in certain working capital
      elements                              (546,771)        146,354
      Net cash flows used in
           operating activities             (655,344)        (27,401)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                              (56,995)        (34,327)
  Net change in advances due from
      related companies                        2,287           2,000
  Increase in other assets, net              (78,765)         (5,705)
      Net cash used in investing
           activities                       (133,473)        (38,032)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                         106,424          13,806
  Payments of long-term debt                 (46,453)       (755,592)
  Net (repayments to)proceeds from
      notes due related parties               (6,000)         44,444
  Proceeds from exercise of stock
      options                                                 32,340
      Net cash provided by
           financing activities               53,971        (665,002)

Net  decrease in cash
      and cash equivalents                  (734,846)       (730,435)
Cash and cash equivalents at
      beginning of period                  4,497,010       6,392,888
Cash and cash equivalents at
      end of period                       $3,762,164      $5,662,453




     See accompanying notes to consolidated financial statements.

     FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)

                                           March 31,       March 31,
                                              1998           1997


Changes in certain working capital
     elements:
  Accounts receivable, net               $  (115,590)     $   74,165
  Inventories                               (229,847)        (38,289)
  Prepaid expenses                            (3,467)         (3,542)
  Receivables from related parties           (27,952)         44,525
  Decrease in deferred credits               (10,000)
  Accounts payable                            38,019         164,502
  Accrued payroll and related taxes          (21,669)        (26,158)
  Accrued expenses and other liabilities    (176,264)        (68,849)

     Net change                          $  (546,770)     $  146,354


                                             Three Months Ended

                                            March 31,    March 31,
                                              1998         1997

Cash paid during the first three months:
     Interest                               $26,101      $13,142
















   FORM 10-QSB   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1998
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    Basic and diluted loss per share of common stock has been determined by dividing net earnings by the weighted average number of shares of common stock outstanding.

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations

     Total revenues for the first quarter of 1998 increased 16% over the first quarter of 1997 to $7,899,806, representing an increase of $1,083,562.

The following table shows revenues of the Company's principal subsidiaries:

                     March 31,        March 31,
Subsidiary             1998             1997    % increase (decrease)
Eaton               $5,023,245      $4,028,499        24.7%
Anton                  741,013         554,102        33.7
ADCO                 1,298,842       1,325,294        (2.0)
ADCO South             281,334         263,099         7.0
Conway                 547,094         629,074       (13.0)
                    $7,891,528      $6,800,068

     The major reason for this increase in revenues was due to the Company's pharmacy chain, Eaton. Eaton acquired two pharmacies in June and September of 1997 and one in March 1998. This contributed to the increase in revenues over the first quarter of 1997. Anton's sales increased due to the opening of a new location in New Hampshire in the middle of the first quarter of 1997, moved and expanded its Massachusetts division and the hiring of a full-time salesman in New York in May 1997. ADCO's sales decreased due to the lower than expected government and equipment sales.

     The Company's overall gross margins were approximately 21.6% in 1998 as compared 21.4% for the first quarter of 1997.




  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175      MARCH 31, 1998
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

The following is a table of gross margins of the Company's principal subsidiaries for the first quarter of 1998 and 1997:

               March 31,        March 31,
Subsidiary        1998             1997
Eaton             21.8%            21.1%
Anton             14.6             15.6
ADCO              24.6             25.1
ADCO South        24.4             30.3
Conway            14.5             14.8

     Eaton's gross margins increased due to increased purchasing power with the addition of two pharmacies. Anton's gross margins decreased due to a fire truck sale in the first quarter of 1998 as compared to $0 in 1997. Fire truck sales have lower margins than other products sold by Anton.
ADCO South's gross margins decreased due to increased equipment sales which have lower margins.

     Selling, general, and administrative expenses increased approximately 16% in 1998 to $2,019,930 from $1,751,827 in 1997. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                    March 31,        March 31,
Subsidiary            1998             1997
Eaton              $ 1,043,856     $   796,804
Anton                  193,543         154,983
ADCO                   344,154         321,794
SCBA                       694           1,339
ADCO South              64,986          75,753
Corporate               87,240         129,154
Conway                 173,036         169,670
Nyle Home Health           183             682
Nyer Nutritional       112,238         101,648
                   $ 2,019,930     $ 1,751,827

     The main increases came from Eaton's acquisition of two additional drug stores and Anton's expansion in New Hampshire, Massachusetts, and New York.

     In total, the Company experienced a net loss of $347,693 in 1998 as compared to a net loss of $281,223 in 1997. The Company sustained a loss from continuing operations before taxes of $217,758 in 1998 as compared to a loss of $131,623 in 1997.










  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations: continued,

The following table summarizes the income (loss) from operations by subsidiary:

                     March 31,        March 31,
Subsidiary             1998             1997
Eaton               $   53,966       $   85,884
Anton                  (72,313)         (58,705)
ADCO                   (29,729)          11,160
SCBA                     1,728            8,290
ADCO South                (913)             860
Corporate               32,265          (28,186)
Conway                 (79,295)         (65,913)
Nyle Home Health          (183)            (682)
Nyer Nutritional      (123,284)         (84,331)
                    $ (217,758)      $ (131,623)

     The majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $123,284 for the first quarter of 1998 as compared to a loss of $84,331 for the same period of 1997. Nyer Nutritional generated no revenues for the first quarter of 1998 and is still incurring start up costs and overhead costs associated with its AMTFTM product. Eaton incurred new overhead costs associated with its two new two pharmacies acquired in the second and third quarter of 1997. ADCO's loss of $29,729 as compared to a net income of $11,160 can be attributed to lower than expected government and equipment sales and lower margins. Corporate's net income of $32,265 as compared to a net loss of $28,186 is attributable to decreased overhead costs and increased interest income.

     The Company recognized a loss from Genetic Vectors, Inc. "(Vectors") of $117,431 for the first quarter of 1998 as compared to a loss of $34,600 in 1997. The Company currently owns 32.9% of outstanding common stock in Vectors but it is not involved in its management and cannot affect its results of operations. The Company accounts for 32.9% of Vectors loss on their consolidated financial statements as a discontinued operation.

    Net interest expense as a percentage of sales was less than 1% in the first three months of 1998 and 1997, respectively.

    During the three months ended March 31, 1997, the Company recorded an estimated provision for income taxes amounting to $115,000. In the second quarter of 1997, management subsequently concluded that such provision was unnecessary and reversed the entire amount.








  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS


Liquidity and Capital Resources


     In March 1998, the Company acquired certain assets of a pharmacy, including goodwill, for cash of $25,000 and a note of $106,000.

     In May 1998, the Company commenced buying back its shares of common stock in the open market in accordance with the Securities and Exchange Commission rules. The Company has been purchasing the maximum allowable amount on the 1,000 shares per day and intends to continue doing so until it has purchased an aggregate of 10,000 shares of common stock.

     In May 1998, the Company sold 22,000 shares of its Genetic Vectors, Inc. common stock resulting in an aggregate net proceeds to the Company of $198,342.

     The Company anticipates at current cash levels is adequate to fund the operating needs and potential acquisitions for the foreseeable future.

                                  PART II



  Item 3:  Other information

    The Company is still actively seeking to acquire medical related companies.
























  FORM 10-QSB        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1998

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  May 20, 1998                          /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  May 20, 1998                          /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)