Form 10QSB
period 1998-06-30
NYER MEDICAL GROUP INC
filed 1998-08-19
CIK 884647

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1998


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

As of August 19, 1998, there were 3,396,093 outstanding shares of common stock, par value $.0001 per share.









  FORM 10-QSB        NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1998




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, June 30, 1998
                and December 31, 1997                                3-4


           Consolidated Statements of Operations, Three Months
                Ended June 30, 1998 and June 30, 1997                 5


           Consolidated Statements of Operations, Six Months
                Ended June 30, 1998 and June 30, 1997                 6


           Consolidated Statements of Cash Flows, Six Months
                Ended June 30, 1998 and June 30, 1997                7-8


           Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1998 Results                         10-13



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         13


           Signatures                                                14











FORM 10-QSB       NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1998

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                          June 30,     December 31,
                                              1998         1997
Current assets:
  Cash and cash equivalents              $4,081,588    $ 4,497,010
  Accounts receivable, less
    allowance for doubtful accounts
    of $162,964 at June 30, 1998
    and $159,023 at December 31, 1997     3,087,103      2,952,555
  Inventories, net                        4,240,932      4,187,779
  Prepaid expenses                          145,867        118,559
  Receivables from related parties           37,770         18,176

            Total current assets         11,593,260     11,774,079

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        638,624
  Leasehold improvements                    112,984        112,984
  Machinery and equipment                   219,107        225,994
  Transportation equipment                  247,958        243,555
  Office furniture, fixtures,
    and equipment                           711,236        613,101

                                          2,025,593      1,927,058
  Less accumulated depreciation
    and amortization                       (747,976)      (668,383)

                                          1,277,616      1,258,675
Goodwill and other deferred assets,
  net of accumulated amortization of
  $334,409 and $256,794 at June 30,
  1998 and December 31, 1997,
  respectively                              928,944        919,683
Advances due from related companies          32,991         37,499
Investment in discontinued operation      1,607,600      1,972,190
Other                                       146,802        145,914

                                          2,716,337      3,075,286

            Total assets                $15,587,213    $16,108,040





     See accompanying notes to consolidated financial statements.




FORM 10-QSB       NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1998

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          June  30,    December 31,
                                             1998          1997

Current liabilities:
  Notes payable due related parties      $   646,776    $  658,776
  Current portion of long-term debt          220,647       227,527
  Taxes payable                                7,743         7,743
  Accounts payable                         2,516,754     2,409,436
  Accrued payroll and related taxes           56,066        59,095
  Accrued expenses and other
    liabilities                               66,644       339,988

           Total current liabilities       3,514,630     3,702,565

Long-term debt, net of current
  portion                                    640,266       533,991
Minority interest                            700,883       674,095
Deferred credits                             147,784       173,333

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at June 30, 1998 and
    December 31, 1997, respectively
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued and outstanding:
    3,396,093 shares at June 30, 1998
    and December 31, 1997, respectively          340           341
  Additional paid-in capital              15,337,126    15,337,126
  Stock sale receivable                     (115,500)     (115,500)
  Treasury stock, 11,000 shares              (52,248)
  Accumulated deficit                     (4,586,069)   (4,197,912)

     Total shareholders' equity           10,583,650    11,024,056

            Total liabilities and
              shareholders' equity       $15,587,213   $16,108,040




     See accompanying notes to consolidated financial statements.



FORM 10-QSB        MEDICAL GROUP, INC   000-20175            JUNE 30, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                             Three Months Ended
                                            June 30,     June 30,
                                              1998         1997

Net sales                                 $9,690,662     $9,282,533

Cost and expenses:
  Cost of goods sold                       7,535,193      7,546,668
  Selling and retail                       1,381,100      1,263,696
  Warehouse and delivery                      82,519         96,227
  Administrative                             675,142        428,926
                                           9,673,954      9,335,517

        Operating income (loss)               16,708        (52,984)

Other income (expense):
  Interest expense                           (14,080)       (26,937)
  Interest income                             36,870         46,824
  Other                                       10,244         26,433
        Total other income                    33,034         46,320

         Income (loss) before
         minority interest                    49,742         (6,664)

Minority interest                            (53,893)        37,197

     (Loss) income from continuing
         operations before income taxes       (4,151)        30,533
           Income taxes                       12,504
     Income from continuing operations
         after income taxes                    8,353         30,533

Discontinued operations:
     Loss from operations of discontinued
       subsidiary-Genetic Vectors           (195,679)       (34,600)
     Gain on sale of Genetic Vectors'
       stock                                 146,862
       Loss from discontinued subsidiary
         Genetic Vectors                     (48,817)       (34,600)

     Net Loss                             $  (40,464)    $   (4,067)

  Basic and diluted loss per common
    share from continuing operations      $      .00     $      .01
  Basic and diluted loss per common
    share from discontinued operations          (.01)          (.01)
  Basic and diluted loss per common
    share                                 $     (.01)    $      .00

Weighted average common shares
    outstanding                            3,403,467      3,012,142

     See accompanying notes to consolidated financial statements.
FORM 10-QSB       NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                              Six Months Ended
                                            June 30,     June 30,
                                              1998         1997

Net sales                                $17,590,468     $16,098,777

Cost and expenses:
  Cost of goods sold                      13,730,572      12,906,459
  Selling and retail                       2,694,409       2,409,981
  Warehouse and delivery                     171,740         184,210
  Administrative                           1,292,541         946,485
                                          17,889,262      16,447,135

        Operating loss                      (298,794)      (348,358)

Other income (expense):
  Interest expense                           (42,198)       (43,479)
  Interest income                            135,628         99,175
  Other                                       10,243        104,212
        Total other income                   103,673        159,908

         Loss before
         minority interest                  (195,121)      (188,450)

Minority interest                            (26,788)        12,967

     Loss from continuing operations        (221,909)      (175,483)

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors           (313,110)       (69,200)
     Gain on sale of Genetic Vectors'
       stock                                 146,862
          Loss from discontinued
           subsidiary-Genetic Vectors       (166,248)       (69,200)

     Net Loss                             $ (388,157)    $ (244,683)

  Basic and diluted loss per common
    share from continuing operations      $     (.06)    $     (.05)

  Basic and diluted loss per common
    share from discontinued operations          (.05)          (.02)

  Basic and diluted loss per common
    share                                 $     (.11)    $     (.07)

Weighted average common shares
    outstanding                            3,406,189      3,352,971

     See accompanying notes to consolidated financial statements.


FORM 10-QSB       NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)
                                          June 30,      June 30,
                                              1998         1997
  Cash flows from operating
      activities:
  Net loss                                $ (388,157)     $ (244,683)
  Adjustments to reconcile to net cash
      used in operating activities:
  Loss of discontinued operation             313,110          69,200
  Depreciation and amortization              186,148          90,455
  Gain on sale of Genetic Vectors' stock    (146,862)
  Gain on sale of other equity securities     (9,465)
  Compensation expense in connection
      with common stock option exercise                       71,399
  Minority interest                           26,788         (12,967)
   Changes in certain working capital
      elements                              (441,204)       (341,574)
      Net cash flows used in
           operating activities             (459,642)       (368,200)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                             (121,800)       (329,283)
  Cash received from sale of Genetic
      Vectors' stock                         198,342
  Cash received from sale of other
      equity securities                       15,787
  Increase in deferred charges                               (75,000)
  Net change in advances due from
      related companies                        4,508           6,179
  Increase in other assets, net              (87,764)         (7,800)
      Net cash used in investing
           activities                          9,073        (405,904)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                         176,971
  Payments of long-term debt                 (77,576)       (515,667)
  Net repayments from notes due related
      parties                                (12,000)           (272)
  Payments for purchase of treasury stock    (52,248)
  Proceeds from exercise of stock
      options                                                 32,340
      Net cash provided by
           financing activities               35,147         483,599
Net decrease in cash
      and cash equivalents                  (415,422)     (1,257,703)
Cash and cash equivalents at
      beginning of period                  4,497,010       6,392,888
Cash and cash equivalents at
      end of period                       $4,081,588      $5,135,185

     See accompanying notes to consolidated financial statements.
FORM 10-QSB       NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1998

              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                           June 30,       June 30,
                                              1998           1997


Changes in certain working capital
     elements:
  Accounts receivable, net               $  (134,548)     $ (131,465)
  Inventories                                (53,153)       (141,177)
  Prepaid expenses                           (27,307)        (46,072)
  Receivables from related parties           (31,594)         37,814
  Decrease in deferred credits               (25,547)
  Accounts payable                           107,318         188,540
  Accrued payroll and related taxes           (3,029)        (73,847)
  Accrued expenses and other liabilities    (273,344)       (175,367)

     Net change                          $  (441,204)     $ (341,574)


                                               Six Months Ended

                                            June 30,    June 30,
                                              1998         1997

Cash paid during the first six months:
     Interest                               $40,181      $40,079





FORM 10-QSB       NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1998
              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Results of Operations

     Total revenues for the first six months of 1998 increased 9% over the first six months of 1997 to $17,590,468, representing an increase of $1,491,691.

The following table shows revenues of the Company's principal subsidiaries:

                       For six months ended
                     June 30,        June 30,
Subsidiary             1998             1997    % increase (decrease)
Eaton               $10,743,277     $ 8,394,795        21.9%
Anton                 1,7481007       2,155,021       (23.2)
ADCO                  2,576,869       2,661,033        (3.0)
ADCO South              558,630         506,072         9.0
Conway                1,836,889       2,340,013       (27.0)
Nyer Nutritional        102,291               0       100.0
                    $17,565,962     $16,072,029

     The major reason for this increase in revenues was due to the Company's pharmacy chain, Eaton. Eaton acquired two pharmacies in June and September of 1997 and one in March 1998. This contributed to the increase in revenues in contrast to the first six months of 1997. Anton's/Conway's sales decreased due to less than expected fire truck sales. ADCO's sales decreased due to the lower than expected government and equipment sales. ADCO South sales increased due to higher than normal equipment sales. Nyer Nutritional received its first substantial sales of $102,291 as compared to $0 for the same period in 1997.



FORM 10-QSB       NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1998
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

     The Company's overall gross margins were approximately 21.9% in 1998 for the first six months as compared to 19.8% for the same comparable period in 1997.

     Total revenues for the second quarter only of 1998 increased 4.4% over the same period in 1997 to $9,690,662, representing an increase of $408,129.

The following table shows revenues of the Company's principal subsidiaries:

                     For three months ended
                     June 30,        June 30,
Subsidiary             1998             1997    % increase (decrease)
Eaton               $5,720,032      $4,366,296        31.0%
Anton                1,006,994       1,600,919       (37.1)
ADCO                 1,278,027       1,335,739        (4.0)
ADCO South             277,296         242,973        14.0
Conway               1,289,795       1,710,939       (24.6)
Nyer Nutritional       102,291               0       100.0
                    $9,674,435      $9,256,866

     The reasons for the increases/decreases in revenues are as stated above.

The following is a table of gross margins of the Company's principal subsidiaries for the first six months of 1998 and 1997:

                  For six months ended         For three months ended
                June 30,          June 30,      June 30,     June 30,
Subsidiary        1998             1997         1998         1997
Eaton             20.8%            21.3%        19.4%        21.5%
Anton             17.7             11.0         20.0          9.5
ADCO              25.0             25.2         25.3         24.9
ADCO South        23.6             28.7         22.7         27.0
Conway            26.5             14.0         31.0         13.7
Nyer Nutritional  28.7                -         28.7            -

     Eaton's gross margins decreased due to lower insurance company reimbursements. Anton's/Conway's gross margins increased due to less fire truck sales for the first six months of 1998 as compared to 1997. Fire truck sales have lower margins than other products sold by Anton/Conway. ADCO South's gross margins decreased due to increased equipment sales which have lower margins.









FORM 10-QSB       NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Results of Operations: continued,

     Selling, general, and administrative expenses increased approximately 17.5% in 1998 to $4,158,690 from $3,540,676 in 1997. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                 For six months ended           For three months ended
                June 30,        June 30,        June 30,     June 30,
Subsidiary        1998             1997          1998          1997
Eaton          $ 2,088,087     $1,626,528      $1,044,231   $  829,727
Anton              399,711        358,682         206,168      203,699
ADCO               684,928        656,525         340,774      334,731
SCBA                 2,885          2,136           2,192          795
ADCO South         131,099        148,535          66,113       72,782
Corporate          185,060        149,388          97,820       20,233
Conway             387,625        374,371         214,473      204,701
Nyle Home Health        66          1,191               0          509
Nyer Nutritional   279,229         223,320        166,990      121,672
               $ 4,158,690     $ 3,540,676     $2,138,761   $1,788,849

     The main increases came from Eaton's acquisition of two additional drug stores and Anton's expansion in New Hampshire, Massachusetts, and New York, and ADCO's expansion into Nevada.

     In total, the Company experienced a net loss of $388,157 in 1998 as compared to a net loss of $244,683 in 1997. The Company sustained a loss from continuing operations of $221,909 in 1998 as compared to a loss of $175,483 in 1997.

The following table summarizes the income (loss) from operations by subsidiary:
                 For six months ended             For three months ended
                   June 30,        June 30,      June 30,       June 30,
Subsidiary           1998             1997        1998             1997
Eaton          $   107,555       $  170,153    $   53,589      $   82,269
Anton              (79,702)        (104,404)       (7,773)        (45,699)
ADCO               (48,732)          10,943       (19,003)           (217)
SCBA                 7,426           13,349         5,698           5,059
ADCO South          (8,686)         (10,966)       (7,773)        (10,105)
Corporate           (9,023)          53,669        58,712          81,952
Conway              71,874          (46,699)       51,169          19,215
Nyle Home Health      (767)           3,366          (584)          4,048
Nyer Nutritional  (261,854)        (265,088)     (138,570)       (105,989)
                $ (221,909)      $ (175,483)   $    8,353      $   30,533








FORM 10-QSB       NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Results of Operations: continued,

     The majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $261,854 for the first six months of 1998 as compared to a loss of $265,088 for the same period of 1997. Nyer Nutritional generated its first substantial revenues in the second quarter of 1998 and is still incurring overhead costs associated with bringing its AMTFTM product and other related products to market. Eaton incurred new overhead costs associated with its two new two pharmacies acquired in the second and third quarter of 1997 and first quarter of 1998. ADCO's loss of $48,732 as compared to a net income of $10,943 can be attributed to lower than expected government and equipment sales and lower margins. Conway had income of $71,874 for the first six months of 1998 as compared to a loss of $46,699 in the same period of 1997. This can be attributed to more of an emphasis on raising their gross margins.

     The Company recognized a loss from Genetic Vectors, Inc. ("Vectors") of $313,110 for the first six months of 1998 as compared to a loss of $69,200 in 1997. This loss was offset by a gain of $146,862 on the sale of 22,000 shares of Vectors' stock. The Company currently owns 32.8% of outstanding common stock in Vectors but it is not involved in its management and cannot affect its results of operations. The Company accounts for 32.8% of Vectors loss on their consolidated financial statements as a discontinued operation.

    Net interest expense as a percentage of sales was less than 1% in the first six months of 1998 and 1997, respectively.

     For the second quarter, the majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $138,570 as compared to a loss of $105,989 for the same period of 1997. Nyer Nutritional generated its first substantial revenues in the second quarter of 1998 and is still incurring overhead costs associated with bringing its AMTFTM product and other related products to market. Eaton incurred new overhead costs associated with its two new two pharmacies acquired in the second and third quarter of 1997 and first quarter of 1998. ADCO's loss of $19,003 for the second quarter of 1998 as compared to a loss of $217 can be attributed to lower than expected government and equipment sales and lower margins. Conway had income of $51,169 for the second quarter of 1998 as compared to income of $19,215 for the same comparable period in 1997.
This is attributed to more of an emphasis on raising their gross margins.

     The Company recognized a loss from Vectors of $195,679 for the second quarter of 1998 as compared to a loss of $34,600 in 1997. This loss was offset by a gain of $146,862 on the sale of 22,000 shares of Vectors.








FORM 10-QSB       NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS


Liquidity and Capital Resources:


     In March 1998, the Company acquired certain assets of a pharmacy, including goodwill, for cash of $25,000 and a note of $106,000.

     In May 1998, the Company commenced buying back its shares of common stock in the open market in accordance with the Securities and Exchange Commission rules. The Company has purchased an aggregate of 11,000 shares of common stock for a total cost to the Company of $52,248 which is recorded as treasury stock on the balance sheet.

     In May 1998, the Company sold 22,000 shares of its Vectors stock resulting in an aggregate net proceeds to the Company of $198,342.

     In August 1998, the Company intends to sell 23,000 shares of its Vectors stock.

     The Company anticipates its current cash levels are adequate to fund the operating needs and potential acquisitions for the foreseeable future.

                                  PART II



  Item 3:  Other information

    The Company is still actively seeking to acquire medical related companies.






















FORM 10-QSB       NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1998

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  August 19, 1998                       /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  August 19, 1998                       /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)