Form 10QSB
period 1998-09-30
NYER MEDICAL GROUP INC
filed 1998-11-23
CIK 884647

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Quarter Ended September 30, 1998


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

As of November 20, 1998, there were 3,396,093 outstanding shares of common stock, par value $.0001 per share.









  FORM 10-QSB     NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 1998




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, September 30, 1998
                and December 31, 1997                                3-4


           Consolidated Statements of Operations, Three Months
                Ended September 30, 1998 and September 30, 1997       5


           Consolidated Statements of Operations, Nine Months
                Ended September 30, 1998 and September 30, 1997       6


           Consolidated Statements of Cash Flows, Nine Months
                Ended September 30, 1998 and September 30, 1997      7-8


           Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1998 Results                          9-13



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         14


           Signatures                                                15











FORM 10-QSB     NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 1998

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                        SEPTEMBER 30,  December 31,
                                              1998         1997
Current assets:
  Cash and cash equivalents              $3,914,995    $ 4,497,010
  Accounts receivable, less
    allowance for doubtful accounts
    of $186,343 at September 30, 1998
    and $159,023 at December 31, 1997     3,473,018      2,952,555
  Inventories, net                        4,607,147      4,187,779
  Prepaid expenses                          270,444        118,559
  Receivables from related parties           42,271         18,176

            Total current assets         12,307,875     11,774,079

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        638,624
  Leasehold improvements                    119,054        112,984
  Machinery and equipment                   223,807        225,994
  Transportation equipment                  247,958        243,555
  Office furniture, fixtures,
    and equipment                         1,021,140        613,101

                                          2,346,267      1,927,058
  Less accumulated depreciation
    and amortization                       (804,959)      (668,383)

                                          1,541,308      1,258,675
Goodwill and other deferred assets,
  net of accumulated amortization of
  $345,883 and $256,794 at September
  30, 1998 and December 31, 1997,
  respectively                              839,950        919,683
Advances due from related companies          32,991         37,499
Investment in discontinued operation      1,407,560      1,972,190
Other                                       149,862        145,914

                                          2,430,363      3,075,286

            Total assets                $16,279,546    $16,108,040





     See accompanying notes to consolidated financial statements.




FORM 10-QSB     NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 1998

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                       September 30,   December 31,
                                             1998          1997

Current liabilities:
  Notes payable due related parties      $   645,320    $  658,776
  Current portion of long-term debt          180,020       227,527
  Taxes payable                                7,743         7,743
  Accounts payable                         3,422,976     2,409,436
  Accrued payroll and related taxes           39,473        59,095
  Accrued expenses and other
    liabilities                              172,296       339,988

           Total current liabilities       4,467,828     3,702,565

Long-term debt, net of current
  portion                                    579,717       533,991
Minority interest                            678,566       674,095
Deferred credits                             135,015       173,333

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at September 30, 1998 and
    December 31, 1997, respectively
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued and outstanding: 3,396,093
    shares at September 30, 1998 and
    3,407,093 shares at December 31, 1997        340           341
  Additional paid-in capital              15,337,126    15,337,126
  Stock sale receivable                     (115,500)     (115,500)
  Treasury stock, 11,000 shares              (52,248)
  Accumulated deficit                     (4,751,299)   (4,197,912)

     Total shareholders' equity           10,418,420    11,024,056

            Total liabilities and
              shareholders' equity       $16,279,546   $16,108,040




     See accompanying notes to consolidated financial statements.



FORM 10-QSB     NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                              Three Months Ended
                                         September 30, September 30,
                                              1998         1997

Net sales                                 $9,345,308     $8,307,415

Cost and expenses:
  Cost of goods sold                       7,444,928      6,618,750
  Selling and retail                       1,528,630      1,230,094
  Warehouse and delivery                      74,180        105,056
  Administrative                             575,326        616,439
                                           9,623,064      8,570,339

        Operating loss                      (277,756)      (262,924)

Other income (expense):
  Interest expense                           (51,831)       (27,734)
  Interest income                            106,364         82,516
  Other                                       65,327           (919)
        Total other income                   119,860         53,863

         Loss before
           minority interest                (157,896)      (209,061)

Minority interest                             22,317         76,601

     Loss from continuing operations        (135,579)      (132,460)

Discontinued operations:
     Loss from operations of discontinued
       subsidiary-Genetic Vectors           (151,970)      (413,831)
     Gain on sale of Genetic Vectors'
       stock                                 122,319
       Loss from discontinued subsidiary
         Genetic Vectors                     (29,651)      (413,831)

     Net Loss                             $ (165,230)    $ (546,291)

  Basic and diluted loss per common
    share from continuing operations $ (.04) $ (.04) Basic and diluted loss per common
    share from discontinued operations          (.01)          (.12)
  Basic and diluted loss per common
    share                                 $     (.05)    $     (.16)

Weighted average common shares
    outstanding                            3,396,093      3,399,821



     See accompanying notes to consolidated financial statements.


FORM 10-QSB     NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                             Nine Months Ended
                                          September 30,  September 30,
                                              1998           1997

Net sales                                $26,935,777     $24,406,192

Cost and expenses:
  Cost of goods sold                      21,175,500      19,525,209
  Selling and retail                       4,223,040       3,640,075
  Warehouse and delivery                     245,920         289,266
  Administrative                           1,867,867       1,562,924
                                          27,512,327      25,017,474

        Operating loss                      (576,550)      (611,282)

Other income (expense):
  Interest expense                           (94,029)       (71,214)
  Interest income                            241,992        181,690
  Other                                       75,570        103,293
        Total other income                   223,533        213,769

         Loss before
         minority interest                  (353,017)      (397,513)

Minority interest                             (4,471)        89,569

     Loss from continuing operations        (357,488)      (307,944)

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors           (465,080)      (483,031)
     Gain on sale of Genetic Vectors'
       stock                                 269,181
          Loss from discontinued
           subsidiary-Genetic Vectors       (195,899)      (483,031)

     Net Loss                             $ (553,387)    $ (790,975)

  Basic and diluted loss per common
    share from continuing operations      $     (.10)    $     (.09)

  Basic and diluted loss per common
    share from discontinued operations          (.06)          (.14)

  Basic and diluted loss per common
    share                                 $     (.16)    $     (.23)

Weighted average common shares
    outstanding                            3,403,426      3,339,821

     See accompanying notes to consolidated financial statements.


FORM 10-QSB     NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 1998

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)
                                          September 30,   September 30,
                                              1998            1997
  Cash flows from operating
      activities:
  Net loss                                $ (553,387)     $ (790,975)
  Adjustments to reconcile to net cash
      used in operating activities:
  Loss of discontinued operation             465,080         483,031
  Depreciation and amortization              274,283         223,369
  Gain on sale of Genetic Vectors' stock    (269,181)
  Gain on sale of other equity securities    (75,570)
  Minority interest                            4,471         (89,569)
   Changes in certain working capital
      elements                              (191,996)       (526,884)
      Net cash flows used in
           operating activities             (346,300)       (701,028)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                             (442,474)       (402,022)
  Cash received from sale of Genetic
      Vectors' stock                         368,731
  Cash received from sale of other
      equity securities                       15,787
  Increase in deferred charges                              (105,377)
  Net change in advances due from
      related companies                        4,508           5,357
  Increase in other assets, net             (114,781)        (33,700)
      Net cash used in
      investing activities                  (168,229)       (535,742)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                         176,971
  Payments of long-term debt                (178,752)       (559,361)
  Net repayments from notes due related
      parties                                (13,456)           (272)
  Payments for purchase of treasury stock    (52,249)
  Proceeds from exercise of stock
      options                                                    542
      Net cash used in
           financing activities              (67,486)       (559,091)
Net decrease in cash
      and cash equivalents                  (582,015)     (1,795,861)
Cash and cash equivalents at
      beginning of period                  4,497,010       6,392,888
Cash and cash equivalents at
      end of period                       $3,914,995      $4,597,027


     See accompanying notes to consolidated financial statements.

FORM 10-QSB     NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 1998

              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                          September 30,  September 30,
                                              1998           1997

Changes in certain working capital
     elements:
  Accounts receivable, net               $  (520,463)     $ (440,642)
  Inventories                               (419,368)       (383,315)
  Prepaid expenses                           (15,978)        (28,034)
  Receivables from related parties           (24,095)         57,744
  Decrease in deferred credits               (38,318)
  Accounts payable                         1,013,540         362,190
  Accrued payroll and related taxes          (19,622)        (68,702)
  Accrued expenses and other liabilities    (167,692)        (26,125)

     Net change                          $  (191,996)     $ (526,884)


                                              Nine Months Ended

                                          September 30, September 30,
                                              1998          1997

Cash paid during the first nine months:
     Interest                               $94,029        $67,401




























FORM 10-QSB     NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 1998
              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Results of Operations

     Total revenues for the first nine months of 1998 increased 10.4% over the first nine months of 1997 to $26,935,777, representing an increase of $2,529,585.

The following table shows revenues of the Company's principal subsidiaries:

                       For nine months ended
                   September 30,    September 30,
Subsidiary             1998             1997    % increase (decrease)
Eaton               $16,603,165     $13,002,298        27.9%
Anton                 2,520,657       3,010,183       (16.3)
ADCO                  4,026,766       4,154,491        (3.0)
ADCO South              847,125         766,477        10.5
Conway                2,598,520       3,412,182       (23.4)
Nyer Nutritional        302,426               0       100.0
                    $26,898,659     $24,345,631

     The major reason for this increase in revenues was due to the Company's pharmacy chain, Eaton. Eaton acquired two pharmacies in June and September of 1997 and one in March 1998. This contributed to the increase in revenues in contrast to the first nine months of 1997. Anton's/Conway's sales decreased due to less than expected fire truck sales and regular sales. ADCO's sales decreased due to the lower than expected government and equipment sales. ADCO South sales increased due to higher than normal equipment sales. Nyer Nutritional received its first substantial sales of $102,291 in the second quarter and also recorded additional sales of $200,135 in the third quarter. Sales for the first nine months of 1997 amounted to $0. Sales in the month of October 1998 amounted to $304,177

FORM 10-QSB     NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 1998
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

     The Company's overall gross margins were approximately 21.4% in 1998 for the first nine months as compared to 20.0% for the same comparable period in 1997.

     Total revenues for the third quarter only of 1998 increased 12.5% over the same period in 1997 to $9,345,308, representing an increase of $1,037,893.

The following table shows revenues of the Company's principal subsidiaries:

                     For three months ended
                   September 30,  September 30,
Subsidiary             1998             1997    % increase (decrease)
Eaton               $5,859,888      $4,607,503        27.2%
Anton                  772,650         855,162        (9.6)
ADCO                 1,449,897       1,493,458        (3.0)
ADCO South             288,495         260,405        10.8
Conway                 761,631       1,072,169       (29.0)
Nyer Nutritional       200,135               0       100.0
                    $9,332,696      $8,288,697

     The reasons for the increases/decreases in revenues are as stated above.

The following is a table of gross margins of the Company's principal subsidiaries for the first nine months of 1998 and 1997:

                  For nine months ended         For three months ended
              September 30    September 30,  September 30, September 30,
Subsidiary        1998             1997         1998         1997
Eaton             20.4%            21.1%        19.7%        20.7%
Anton             18.3             11.8         19.4         24.8
ADCO              25.3             25.5         25.9         26.0
ADCO South        23.3             27.1         22.7         24.1
Conway            23.0             14.2         14.3         14.7
Nyer Nutritional  22.9                -         19.9            -

     Eaton's gross margins decreased due to lower insurance company reimbursements. Anton's/Conway's gross margins increased due to less fire truck sales for the first nine months of 1998 as compared to 1997. Fire truck sales have lower margins than other products sold by Anton/Conway. ADCO South's gross margins decreased due to increased equipment sales which have lower margins.









FORM 10-QSB     NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Results of Operations: continued,

     Selling, general, and administrative expenses increased approximately 15.4% in 1998 to $6,336,827 from $5,492,265 in 1997. The following table shows the breakdown by subsidiary (and corporate expenses) :

                 For nine months ended          For three months ended
              September 30,   September 30,    September 30, September 30,
Subsidiary        1998             1997          1998          1997
Eaton           $3,254,969     $2,595,464      $1,131,114   $  941,007
Anton              600,533        563,725         191,822      196,043
ADCO             1,015,184      1,005,929         339,256      358,404
SCBA                11,717          8,183           4,332        1,547
ADCO South         206,067        229,780          65,968       72,245
Corporate          203,370        163,135          91,576       78,244
Conway             593,190        584,672         193,565      198,301
Nyle Home Health       100            725              34          466
Nyer Diabetic       16,047              0          16,047            0
Nyer Nutritional   435,650        340,652         144,422      105,332
                $6,336,827     $5,492,265      $2,178,136   $1,951,589

     The main increases came from Eaton's acquisition of two additional drug stores and Anton's expansion in New Hampshire, Massachusetts, and New York, and ADCO's expansion into Nevada.

     In total, the Company experienced a net loss of $553,387 in 1998 as compared to a net loss of $790,975 in 1997. The Company sustained a loss from continuing operations of $357,488 in 1998 as compared to a loss of $307,944 in 1997.

The following table summarizes the income (loss) from operations by subsidiary:
                 For nine months ended          For three months ended
                 September 30,   September 30, September 30,  September 30,
Subsidiary           1998             1997        1998             1997
Eaton          $   125,118       $  148,526    $   17,562      $  (21,626)
Anton             (118,883)        (167,341)      (39,182)        (62,937)
ADCO               (20,534)          34,884        28,198          23,941
SCBA                 7,462           21,780            32           8,431
ADCO South          (9,331)         (20,747)         (645)         (9,781)
Corporate           37,021           32,363        46,050         (18,500)
Conway               4,187          (79,584)      (67,687)        (32,885)
Nyle Home Health      (800)           3,832           (33)            466
Nyer Diabetic      (15,360)               0       (15,360)              0
Nyer Nutritional  (366,368)        (281,657)     (104,514)        (19,569)
                $ (357,488)      $ (307,944)   $ (135,579)     $ (132,460)






FORM 10-QSB     NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Results of Operations: continued,

     The majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $366,368 for the first nine months of 1998 as compared to a loss of $281,657 for the same period of 1997. Nyer Nutritional generated its first substantial revenues in the second and third quarters of 1998 and is still incurring overhead costs associated with bringing its AMTFTM product and other related products to market. Nyer Nutritional has generated $302,426 of sales for the first nine months of 1998 as compared to $0 in 1997. Nyer Nutritional also completed the final testing of its nine additional AMTFTM products in the third quarter of 1998. Eaton incurred new overhead costs associated with its two new two pharmacies acquired in the second and third quarter of 1997 and first quarter of 1998. ADCO's loss of $20,534 as compared to a net income of $34,884 can be attributed to lower than expected government and equipment sales and lower margins. Conway had income of $4,187 for the first nine months of 1998 as compared to a loss of $79,584 in the same period of 1997. Anton showed a loss of $118,883 for the first nine months of 1998 as compared to a loss of $167,341 for the same period in 1997. ADCO South showed a loss of $9,331 for the first nine months of 1998 as compared to a loss of $20,747 for the same period in 1997. Nyer Diabetic Supplies started operations in August of 1998. This division sells blood glucose meters, test strips, lancets and penlets, control solutions and alcohol prep pads to diabetics. This division had a loss of $15,360 mainly due to start up costs.

     The Company recognized a loss from Genetic Vectors, Inc. ("Vectors") of $465,080 for the first nine months of 1998 as compared to a loss of $483,031 in 1997. This loss was offset by a gain of $269,181 on the sale of 45,000 shares of Vectors' stock. The Company currently owns 31.8% of outstanding common stock in Vectors but it is not involved in its management and cannot affect its results of operations. The Company accounts for 31.8% of Vectors loss on their consolidated financial statements as a discontinued operation.

     For the third quarter, the majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $104,514 as compared to a loss of $19,569 for the same period of 1997. Nyer Nutritional generated its first substantial revenues in the second and third quarter of 1998 and is still incurring overhead costs associated with bringing its AMTFTM product and other related products to market. Eaton incurred new overhead costs associated with its two new two pharmacies acquired in the second and third quarter of 1997 and first quarter of 1998. ADCO's income of $28,198 for the third quarter of 1998 as compared to income of $23,941 for the same period in 1997. Conway had a loss of $67,687 for the third quarter of 1998 as compared to a loss of $32,885 for the same comparable period in 1997. The reason for the loss is due to less than expected sales on fire trucks and equipment. Anton reported




FORM 10-QSB     NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1998
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Results of Operations: continued,

a loss of $39,182 for the third quarter only as compared to a loss of $62,937 for the same comparable period of 1997. The Company started a new division in the third quarter of 1998 called Nyer Diabetic Supplies. This division had a loss of $15,360 which can be attributed to start up costs.

     The Company recognized a loss from Vectors of $151,970 for the third quarter of 1998 as compared to a loss of $413,831 in 1997. This loss was offset by a gain of $122,319 on the sale of 23,000 shares of Vectors.


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

     In May 1998, the Company sold 5,000 shares of stock it owned in another corporation resulting in an aggregate net proceeds to the Company of $15,787.

     In August 1998, the Company sold 23,000 shares of its Vectors stock resulting in an aggregate net proceeds to the Company of $170,389.

     In September 1998, the Company sold the remaining 35,300 shares of stock it owned in another corporation resulting in an aggregate net proceeds of $135,907.

     In November 1998, the Company intends to sell an additional 23,000 shares of its Vectors stock.

     The Company anticipates its current cash levels are adequate to fund the operating needs and potential acquisitions for the foreseeable future.








FORM 10-QSB     NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1998

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES




                                  PART II

  Item 3:  Other information

    IMPACT OF YEAR 2000 - Computer Systems Compliance

     The "Year 2000 Issue" is the result of the way computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean the year 1900, not year 2000. Some computer programs were written using two digits rather than four to define the appropriate year. This could result in a system failure or miscalculations causing disruptions in normal business activities.

     The Company has started accessing its computer systems, including embedded chip technology, to determine the potential technical and economic impact of the "Year 2000 Issue" will have on the Company's systems and business operations. In the last two years, the Company has upgraded its major computer systems and programs. To date, the Company has identified only one of its subsidiaries will have to replace their computer system in order to be Year 2000 compliant. The Company estimates this will cost $15,000.

     The Company is requesting assurances from its outside suppliers, which the Company relies on for inventory and services, its customers (which includes 3rd party insurance companies), that they are Year 2000 Compliant. The Company does not expect that the costs of addressing the Year 2000 issue, which are in the Company's control, will have a material effect on their future operating results or financial position.

     At this time, the Company is in the process of developing a contingency plan for its systems that are not Year 2000 compliant. The Company intends to have one in place by the second quarter of 1999.


FORWARD-LOOKING STATEMENTS

The statements made above relating to: (1) the anticipated costs to the Company of complying with the Year 2000 conversion, (2) the anticipated future impact as a result of outside suppliers not being Year 2000 compliant on a timely basis are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of the forward-looking statements may not occur.







FORM 10-QSB     NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 1998

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  November 20, 1998                     /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  November 20, 1998                     /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)