Form 10-K
period 1998-12-31
NYER MEDICAL GROUP INC
filed 1999-04-16
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                   Commission File No. 000-20175

                     Nyer Medical Group, Inc.
             (Name of business issuer in its charter)

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

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


             Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. [ ]



             State issuer's revenues for its most recent fiscal year:
$37,204,465

             The aggregate market value of the Company's voting stock held by non-affiliates as of April 13, 1999 was approximately
$12,697,683 based upon the closing price. There were 3,396,093 shares of common stock outstanding as of April 13, 1999.

     Documents Incorporated by Reference:  None

             Transitional Business Disclosure Format:
                        Yes _  No X




















                          PART I
ITEM 1.             Description Of Business.
General
     Nyer Medical Group, Inc. (the "Company") is a holding company with various interests in the medical products business. It also distributes equipment, supplies and novelty items to emergency medical services companies, fire departments and police departments. The Company owns all of the outstanding capital stock of ADCO Surgical Supply, Inc. ("ADCO") and ADCO South
Medical Supplies, Inc. ("ADCO South").  The Company also owns
90% of the outstanding stock of Nyle Home Health Supplies, Inc. ("Nyle Home Health"). The remaining 10% of Nyle Home Health is owned by Dr. Howard Parker, a former director of the Company. The Company owns 80% of the stock of Anton Investments, Inc. ("Anton") and Conway Associates, Inc. ("Conway"). Mr. Michael Anton, a former director, owns the remaining 20% of the stock of Anton and Conway. The Company owns 80% of the outstanding stock of SCBA, Inc. ("SCBA"), with the remaining 20% of SCBA also being owned by Mr. Anton. SCBA repairs closed breathing apparatus equipment used by fire departments. The Company owns 80% of a retail pharmacy chain, D.A.W., Inc.(Eaton). The remaining 20% of the stock is owned by five individuals who are former shareholders of Eaton.
The Company also owns 80% of a franchising company, FMT, Inc.(FMT). The remaining 20% is owned by the former five shareholders of Eaton. The Company started a new company in December of 1996, Nyer Nutritional Systems, Inc. ("Nyer Nutritional"). The Company owns 80% of the outstanding stock of Nyer Nutritional; Mr. Doyle Boatwright, a director of the Company, owns the remaining 20%.
Nyer Nutritional is currently distributing their patented liquid nutritional formulas for tube feedings. The Company also currently owns 31.5% of the outstanding stock of Genetic Vectors, Inc. ("Vectors").

Medical Products/Service
ADCO - ADCO South - Nyle Home Health
     ADCO started as a quality distributor of home health, medical, surgical and laboratory supplies and equipment in Bangor, Maine in 1963. In fiscal year 1998, ADCO generated net sales of approximately $5.5 million. ADCO supplies all areas of health care products. ADCO sells to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. The products supplied are motorized rehabilitative equipment such as stair glides, chair lifts, scooters, wheelchairs and hospital beds, various kinds of rehabilitative aids, surgical gloves (whose market is rapidly expanding into non-traditional areas), first-aid equipment utilized by persons who are rehabilitating from operations, serious illnesses and accidents, diagnostic kits, laboratory and diagnostic equipment and supplies, incontinence supplies, surgical and medical equipment, both disposable and reusable, disposable medical supplies, oxygen and associated supplies, diabetic supplies, and various other products including nursing uniforms and shoes.

     In August 1998, the Company started a division called Nyer Diabetic Supplies. This division delivers blood glucose meters, test strips, lancets and penlets, control solutions and alcohol prep pads to individual diabetics directly at their homes. This division had approximately $18,000 in sales in 1998. The Company believes direct home delivery, especially for the elderly, is practical and economical because it eliminates the time and money spent traveling to pick up the diabetic supplies. The Company also does direct billing to the insurance companies and Medicare. The Company has done advertising via television and a direct mailing in Northern and Southern Maine. The Company expects to expand into New Hampshire and Massachusetts in 1999. Nyer Diabetic Supplies currently has 210 customers.

     In February 1999, ADCO started a respiratory therapy division within its home care operations. This division specializes in oxygen and nebulizer supplies and equipment for patients who have chronic respiratory problems, as well as BIPAP/CPAP equipment for patients with sleep disorders. The population of respiratory patients is increasing every day due to smoking and Chronic Obstructive Pulmonary Disease (COPD), the most common respiratory disease. Currently, this division has 32 patients and the Company expects to increase this number with the ADCO name and the quality of service that is provided. All of ADCO's home care division customers now have access to a respiratory therapist or a service technician 24 hours a day. ADCO currently employs two part-time respiratory therapists.

     In April 1999, ADCO started ADCO Coach Therapies (ACT). This newest division is offering a new concept in health care. ACT offers the services of respiratory therapists as consultants to skilled nursing facilities. ACT is staffed by local respiratory therapists that have strong ties to physicians and the community. Skilled nursing facilities can now contract out the services of skilled respiratory therapists on an as needed basis. This allows the facility to know their costs up front and can plan accordingly without having to hire full-time therapists. ACT will also offer a 24 hour on call respiratory therapists for emergencies and questions. ADCO will not be employing these respiratory therapist full time but will have a "pool" of respiratory therapists to use on an as needed basis.

    ADCO's management believes with the three new divisions, the synergy of combining its existing products with its new products and services, gives ADCO the opportunity to promote one stop shopping.

     ADCO is one of the larger independent wholesale medical distributors located in New England (excluding national competitors). It has a wholesale customer base of over 1,425 active customers.

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

     ADCO, pursuant to industry trade practices, is the semi-exclusive distributor of two different lines of incontinence products and generates over 10% of its annual volume from these companies.

     ADCO/ADCO South are members of the Central Independent Dealers Association (CIDA). This is a nationwide group of over 70 wholesale distributors who join together for private label "CIDA" branded products and price concessions from industry suppliers. ADCO enjoys semi-exclusive rights to CIDA products in its primary market areas. In 1998, CIDA became part of National Distributing and Contracts (NDC), a coalition of three dealer associations; ABCO, Starline, and CIDA. The combination of the three groups positions NDC to compete with the large national distributors. NDC's dealer network is the largest coalition of independent dealers in the United States.

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

     In 1997, ADCO opened a small branch office outside of Las Vegas, Nevada, ADCO Southwest, and intends to use it to grow it into a larger independent supplier of medical supplies and equipment to the growing market area of the Southwest. The employees of this branch have extensive knowledge of the sales of pharmaceuticals and are helping ADCO/ADCO South expand their business into the distribution of pharmaceuticals.

     ADCO South began operations in 1992. ADCO South generated approximately $1.1 million in net sales for 1998. ADCO South's sales are from supplying equipment and supplies to the physicians and clinics it services in the Palm Beach and Broward county areas of South Florida. It does virtually no home health care business. ADCO South operates out of a 6,172 square foot building located in West Palm Beach, Florida.

     Marketing

     The marketing efforts of the medical products business are headed by ADCO's vice president of sales and general manager, William Clifford. The Company is actively marketing group buying programs to a large number of physicians, long-term care facilities, and clinics through its national NDC Group Provider Program. This program enables the customers to receive the pricing benefits of a large national organization yet provide customers with the benefits of dealing with independent dealers.

     ADCO's sales are achieved through the services of three independent sales representatives who travel throughout New England contacting existing and potential customers and through tele-marketing, catalogs and mailing campaigns for existing customer accounts. ADCO South's selling efforts are also directed by Mr. Clifford, who is assisted by the three Florida-based sales-persons. ADCO has started a telemarketing sales plan to supplement traditional sales methods in order to increase sales.

     Competition

     All aspects of the Company's medical products business are subject to significant competition. The Company's national competitors generally have substantially greater financial resources and other competitive advantages, although they tra-ditionally concentrate on hospitals. Nonetheless, ADCO/ADCO South believe they have certain competitive advantages which enable them to compete favorably with larger competitors because of their ability to be flexible and creative for their customers.


     Unlike major competitors that concentrate on serving large hospitals, ADCO derives only limited revenues from hospitals.
ADCO serves hospitals on a specialty basis providing equipment and services to physician managed and owned offices. ADCO South does not service hospitals and has no intention of attempting to serve that market. ADCO estimates that approximately 35% of its wholesale business is derived from sales to physicians, 35% to nursing homes, 10% to its home care division, 5% to supply ADA accessibility equipment, 5% to hospitals, and 10% to various other health care consumers. 90% of ADCO South and ADCO Southwest sales are derived from physicians, with 10% to various other health care consumers. The most important competitive factors are ADCO/ADCO South's commitment to service and ADCO's ability to repair rehabilitative and medical equipment throughout its large market area.

     The national market for wholesale distribution of medical and home health care supplies is served in large part by, Durr-Fillauer, McKesson, PSSI, Cardinal and Owens & Miner. PSSI is the largest national supplier of supplies to physician offices and clinics. Although hospitals are believed to constitute most of these company's largest customer group, these companies claim to serve over 17,000 other customers including physicians and clinics throughout the United States including the New England area. Despite the presence of large companies, ADCO/ADCO South believe the distribution of medical products in physician sites and long-term care facilities are still controlled by many small local and regional distributors.

     Backlog/Seasonality

     The Company's medical products business has never had a significant amount of back orders due in large part to the fact that it fills its orders rapidly and has a very high in stock-order fill rate.

     The Company's medical products/services businesses generally are not seasonal.

Nutritional Supplies

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

     Medical foods are universally subject to bacterial contamina-tion. A review of medical literature reveals as much as 25% of unacceptable levels of bacterial contamination in liquid foods are delivered to patients through feeding tubes. There are in excess of 200,000 individuals in the United States who consume their nutritional needs through tubes because of disease or medical conditions. The industry currently exceeds one billion dollars annually and is rapidly growing.

     In the latter half of 1997, Nyer Nutritional marketed a single liquid food product AMTFTM which did not support bacterial growth. Most tube feeding patients require a plastic feeding bag attached to the feeding tube. The bags, which holds the liquid, must be discarded at least every 24 hours to limit bacterial contamination. Many acute care hospitals discard the bag every eight hours. AMTFTM allows the continued use of the bag for one week. This amounts to an 85% minimum reduction in plastic bags for which Medicare annually spends upwards of $200 million a year.

     In 1998, Nyer Nutritional responded to consumer demand by developing additional products for its product line. Many medical tube feeding products provide specialized needs for patients with disease specific conditions. Seven new disease specific products were developed, which accommodate the majority demand for medical tube feedings. All seven new products are flavored and can be consumed by mouth as well as tube fed. Included in the new product line are formulas for diabetes, renal failure, respiratory disease, trauma, pediatrics, high protein, and high calorie needs.

     In addition, two new formulas, which also have the advantage of preventing microbial growth, were introduced for non-tube fed patients who consume nutritional supplements by mouth. Both a lemon and an orange flavored product will help relieve taste fatigue often suffered by over-consumption of chocolate, vanilla and other common flavors. Nyer Nutritional's slightly acidic formulas lend themselves well to more realistic citrus flavors.

     Nyer Nutritional has established a strategic alliance with National Distribution and Contracting (NDC). NDC is made up of a group purchasing organization for medical distributors founded in 1953. The dealer owned organization now collectively represents over $3 billion annually and has over 2,000 products under private label.

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

     In February 1999, Nyer Nutritional filed a lawsuit in federal court in Arizona against the contractor it engaged to package its tube feeding formulas and medical food products, and providing packing which resulted in contamination of Nyer Nutritional's patented product line.

EMT, Fire, Police Products/Services Businesses

Anton Investments, Inc. - Conway Associates, Inc - SCBA,Inc.

     Anton is a distributor of fire, police and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area. Anton generated approximately $3.6 million in net sales for 1998.

     Prior to the Company purchasing an 80% interest in Anton Investments Inc. in 1993, (together with Mr. and Mrs. Anton purchasing the other 20%) Anton (doing business as Anton Enterprises) had been in business since 1980. Anton conducts approximately 80 percent of its business with municipal and industrial fire departments, while law enforcement agencies and emergency rescue units comprise 10 percent each. Anton continues to broaden its market area, with approximately 55 percent of its sales now taking place in Maine, 25 percent in New Hampshire, 3 percent in Vermont, 15 percent in Massachusetts, with the remaining 2 percent outside of New England.

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

     Anton maintains an extensive inventory of its most popular products at its various locations, which includes Maine, New Hampshire, Massachusetts, and New York. While Anton generally is able to fill orders from its own inventory on a same day basis, the Anton has established arrangements with most of its suppliers whereby non-inventoried items and special orders can be drop-shipped by the manufacturer to the customer with the same degree of responsive service.

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of Conway's stock in February 1996. Conway is located in Massachusetts. Conway's net sales for 1998 were approximately $3.76 million.

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

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of SCBA's stock in February 1996. SCBA is located in Massachusetts with Conway. SCBA's net sales for 1998 were approximately $45,519. SCBA services fire department's and industrial company's self-contained breathing apparatus gear.

     Marketing and Sales

     Anton's marketing and sales are headed by Michael Anton, President of Anton. Anton markets and sells its products through direct calls, retail store, and its own catalog with the assistance of the outside and inside sales force. Sales and marketing are conducted throughout New England.

     Conway's marketing and sales are currently managed by Ross
Wood, Sales Manager. The marketing and sales are achieved through flyers and direct calls from the inside and outside sales force.




     Competition

     All of Anton's and Conway's fire, police and rescue products are subject to competition. Some of this competition is through companies who use direct mail or via telemarketing efforts.
Despite the presence of competition, Anton and Conway believes its sales force, extensive inventory, and emphasis on service give them an edge over the competition.

     Backlog/Seasonality

     The businesses of Anton, Conway, and SCBA do not experience significant back orders. The exception would be the sale of fire trucks. The lead time traditionally is between 150-180 days before delivery.

     The businesses of Anton, Conway, and SCBA generally are not seasonal.


Retail Pharmacies Businesses

Eaton Apothecary

     In August 1996, the Company acquired 80% of Eaton Apothecary, "Eaton", a chain of pharmacies operating in the greater Boston area. During 1998, Eaton acquired two stores and sold two stores. In January 1999, one store was sold. Sales grew from $18.0 million in 1997 to $22.8 million in 1998. This is an increase of over 26% over 1997. Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under a five year employment contract with Eaton which commenced in August 1996. Control of the Board of Directors of Eaton is split between representatives from Nyer and from Eaton. Additionally, one member of Eaton management occupies a seat on the Company's Board of Directors.

     Concurrent with management's aim to drive unit profitability, Eaton began an overhaul of its computer systems in 1998. A significant capital investment was made to purchase state-of-the-art pharmacy and point of sale technology which will enable Eaton to manage its growth in the future. Management believes this investment to be necessary to have proper controls over all of its eleven locations as it has transitioned from a loosely related group of independent stores into a true chain pharmacy company. Implementation of the computer system and software continues in 1999 and should result in a streamlined accounting system, better customer service at store level, and much greater per store prescription filling capacity.

     The competitiveness of the retail pharmacy market continues to intensify with many different channels of retail and non-retail competition. Because of Eaton's niche in all of its markets, it has not been adversely affected by its competitors.
All of the stores posted sales increases despite continued competition from national chain drug stores, supermarket chains, HMO's, and internet services. Eaton did see its gross profit margin decline approximately 1% in 1998 due to lower than expected reimbursement rates. Eaton's management strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix, and store locations. Eaton's strategy of developing its prototype of approximately 2,500 sq. ft., with high volume prescription departments, in neighborhood locations has fared well over the past several years. Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen stores.
Continued expansion of delivery service and specialized pharmacy services in 1998 has resulted in the development of many new specialty markets.

     Pharmacies in supermarkets and deep discount stores, such as Walmart, have not gained significant market share in communities served by Eaton. Eaton currently occupies a niche in the market not covered by the larger chain stores. Average store size is approximately 2,000 square feet (versus 10,000 to 20,000 for the average chain), with the pharmacy department as the central focus to the customer. Eaton offers free delivery service of prescrip-tion medication to the local community. This customer benefit gives Eaton an important competitive advantage for the shut-in customer. Eaton operates six full-time delivery vehicles with each vehicle averaging 75-100 deliveries per day. The presence of this service allows Eaton the ability to reach a broader geographic market and the ability to locate its stores in neighborhood settings rather than in high traffic, high cost shopping centers.

    Recent "any willing provider" legislation passed in Massachusetts has enabled Eaton to serve Harvard/Pilgrim HMO as well as many other "locked out" sectors of the retail pharmacy market. Because of the increased available market, management expects sales growth to be positive, but with continuing pressure on margins. Because of this trend, management continues to focus energies on cost reductions from suppliers, and cost containment at store level. Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. This market segment is predicted by the U.S.Census to be the largest growing housing sector in the nation over the next decade. Because these homes do not offer nursing care, yet cater to residents unable to manage their own medications, Eaton management has recognized a tremendous opportunity to couple its prescription and delivery expertise to out-service the chain stores to this new market sector. Eaton's investment in specialized packaging equip-ment was with the intent of offering a "fool-proof" medication management system to assisted living residents. During 1998, this sector continued to expand as a percent of Eaton's prescrip-tion business. Eaton added an additional "Medicine on TimeTM" packaging system. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing home care. In addition to tremendous growth in the assisted living and home-bound sectors, many leads have developed through word of mouth throughout the visiting nurse and health center communities which have the possibility to further additional specialized business opportun-ities.

    Eaton anticipates further store acquisitions over the next several years as competition continues to intensify and marginal stores, both independent and chain, are sold or closed. Eaton has committed to opening a pharmacy within the confines of a busy inner-city health center and is negotiating with a second health center for a pharmacy there as well.

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

Forward-Looking Statements

    The statements made relating to the anticipated continued increases in sales, store count and volume discounts of Eaton throughout the next several years, sales growth, acquisitions, rapid growth, are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any and all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include (1) The revenues of the pharmacy chain could be affected by increased competition from large competitors including nationwide and regional discount operations; (2) The Company and Eaton's ability to provide financing for acquisitions, renovations and computer upgrades; (3) The state of the economy in the local communities in New England where Eaton does business; (4) The general state of the economy in the United States and elsewhere; (5) The failure of anticipated orders to materialize due to budgetary and other factors; (6) The failure of suppliers to timely deliver products;
(7) Factors relating to the health care industry; (8) The loss of any single large customer; and (9) Future governmental regulation of pharmaceutical pricing.



Biotechnology Business

Genetic Vectors, Inc.

     In December 1998, the Company wrote off its investment in Vectors. This means going forward, the Company will not be required to recognize a % of Vectors operating losses under discontinued operations; contrarily, if Vectors reports income, the Company will not include that income in their results of operations. As of the date of this report, the Company owns 739,216 shares of Vectors common stock which the Company intends to sell from time to time in the over-the counter market. The proceeds resulting from the sale of these shares, will be reported as investment income.

     Employees

     The Company believes that its employees represent one of its most valuable resources. Including its executive officers and outside sales force, the Company has 101 full-time and 74 part-time employees as of the date of this report. ADCO employs 27 full-time and 4 part-time employees, ADCO South employs 5 full-time and 2 part-time employees, Anton has 12 full-time employees and 5 part-time employees, Conway employs 7 full-time and 1 part-time employees, SCBA uses Conway's personnel, Eaton employs 52 full-time and 57 part-time employees, and Nyer Nutritional employs 2 full-time employees. The Company directly employs one full-time person. None of the Company's employees are covered by a collective-bargaining agreement. Management believes that the Company's relationship with its employees is excellent and that it has a loyal work force.

ITEM 2.             Description Of Property.

     The Company's executive offices and those of ADCO and Nyle Home Health are currently located at 1292 Hammond Street, Bangor, Maine where ADCO's warehouse and retail store are also located in a Company owned 23,000 square foot facility. ADCO currently leases 2,640 square feet of office and warehouse space located in Henderson, Nevada. The monthly rental is $2,000. All sewer fees, water bills, electric bills, and other common areas are paid separately. The lease expires December 31, 2004.

     ADCO South leases approximately 5,372 square feet of warehouse and office space located in West Palm Beach, Florida. The monthly rental is $2,916. The monthly rent includes all taxes, sewer fees, water bills and electric bills. ADCO South is required to maintain public liability insurance, including bodily injury and property damage insuring both ADCO South and the Lessor. Coverage is maintained through the Company's master policy. The lease expires December 31, 1999.

     Anton leases approximately 11,800 square feet of warehouse and office space located in Scarborough, Maine, from Michael and Paula Anton. The monthly rental is $3,500. All sewer fees, water bills and electric bills are paid separately by Anton. The lease expired in September of 1998. Their lease will continue on a month-to-month basis.

     Anton leases approximately 800 square feet of showroom and office space in Pembroke, New Hampshire. The monthly rental is $1,200. Monthly rent includes all taxes, sewer fees, water bills and electric bills. The lease expired May 31, 1998. Their lease will continue on a month-to-month basis.

     Anton also leases approximately 2,000 square feet of warehouse and office space located in Wilmington, MA. The monthly rental is $1,500. All sewer fees, water bills, and electric bills are paid separately by Anton. The lease expired February 1998. Their lease is on a month-to-month basis.

     Conway leases approximately 11,200 square feet of warehouse and office space located in Haverhill, Massachusetts. The monthly rental is $3,996. All sewer fees, water bills, and electric bills are paid separately by Conway. Their lease expires November 1999.

     SCBA occupies approximately 500 square feet of warehouse space in Conway's building in Haverhill, Massachusetts.

     Eaton currently leases 12 stores, averaging approximately 2,000 square feet each, throughout the suburban Boston area. Their monthly lease payments range from $1,885 to $6,175. The leases have varying expirations dates with all having renewable leases.

     Nyer Nutritional currently leases on a month-to-month basis approximately 650 square feet of office space in Phoenix, Arizona. The monthly rental is $547. Monthly rent includes all taxes and utilities.

     The Company believes that the premises are adequate for its current foreseeable needs.


ITEM 3.  Legal Proceedings

     The Company is not a party to any material litigation, however, in February 1999, Nyer Nutritional, the Company's
80% owned subsidiary, filed its Complaint in the United States District Court for the District of Arizona against Curtis-Burns Foods, Inc., the independent contractor Nyer Nutritional engaged to package its tube feeding formulas and medical food products. Nyer Nutritional has alleged that Curtis-Burns breached its contract by providing defective and unfit products, was negligent, breached an express warranty, breached an implied warranty of merchantability, breached an implied warranty of fitness for intended purpose and misrepresented the efficacy of its product. Nyer Nutritional is seeking as yet unspecified damages in excess of $75,000, plus attorney's fees and costs. The litigation is in the very early stages and no response has been filed yet by Curtis-Burns.


ITEM 4.  Submission of Matters To A Vote of Security Holders.

     The Annual Shareholder's Meeting was held on August 10,
1998, at 10:00 a.m., at the Corporate Headquarters located at 1292 Hammond Street, Bangor, Maine 04401. A total of 6,118,233 shares were voted.

     Dr. Ken Nyer, Doyle Boatwright, and David Dumouchel were Class B directors, were elected to serve on the board of directors of the Company for a three-year term, until the annual meeting of shareholders held in the year 2001, by an affirmative vote of 6,054,913.

     6,111,413 shares were voted to ratify PricewaterhouseCoopers, LLP, as the Company's independent auditors for the fiscal year ended December 31, 1998.
                          PART II

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

    As of April 13, 1998, there were approximately 1,100 holders of the Company's shares of common stock. The high and low bid prices for the Company's common shares for each quarterly period for the last two fiscal years are as follows:

                        1998                        1997
                    Closing Bids                Closing Bids
                   HIGH         LOW            HIGH         LOW
First Quarter     $ 6.50      $ 4.80         $14.13       $ 4.25
Second Quarter      5.88        3.69           7.56         4.38
Third Quarter       4.88        2.13           8.88         5.31
Fourth Quarter      4.00        2.00           8.88         4.13


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

Recent Sales of Unregistered Securities

During the past three years, the following persons and entities acquired shares of common stock and other securities from the Company as set forth in the table below:




 Stockholder
                  Date      Class of
                           Securities     Amount of
                                         Securities
                                             Sold
                                                        Consideration
Gulf American
Trading Co       7/11/95     Common
                              Stock       130,000  $325,000

Glen Shelton     9/25/95     Common
                              Stock        20,000    50,000

Deborah
Buonanno         9/25/95     Common
                              Stock        20,000    50,000

John Lory        9/25/95     Common
                              Stock        20,000    50,000
Frederick &
Company         10/02/95     Common
                              Stock        50,000   125,000

Joseph Barrett  11/07/95     Common
                              Stock        10,000    25,000

Mead McCabe,
Jr.             11/27/95
                             Common
                              Stock         5,000    25,000

M. Hussain
Shaikh          12/12/95
                             Common
                              Stock        10,000    25,000

Philip
Hoffman         12/12/95
                             Common
                              Stock        25,000   125,000

Aries Peak,
Inc.             1/26/96
                             Common
                              Stock       125,000   700,000

Aries Peak,
Inc.             2/9/96
                             Common
                              Stock        26,000   145,000

Aries Peak,
Inc.             2/9/96
                             Common
                              Stock        40,000   224,000

Aries Peak,
Inc.             2/12/96
                             Common
                              Stock        60,000   336,000

Aries Peak,
Inc.             2/12/96
                             Common
                              Stock         6,815    38,164

Aries Peak,
Inc.             2/21/96
                             Common
                              Stock        25,000   140,000

Aries Peak,
Inc.             2/28/96
                             Common
                              Stock        10,000    56,000

Aries Peak,
Inc.             3/6/96
                             Common
                              Stock       200,000 1,120,000

Aries Peak,
Inc.             3/21/96
                             Common
                              Stock       100,000   560,000

Nesbit Burns
                 5/15/96
                             Common
                              Stock        25,500   168,938

Privatinvest
Bank             5/17/96
                             Common
                              Stock        30,000   198,750

Banque
Genevoise        5/20/96
                             Common
                              Stock        12,500    82,813

M Dreher
Purvines         5/20/96
                             Common
                              Stock         3,408    22,578

Kuwait
Foreign
Trading C        5/21/96
                             Common
                              Stock        50,000   331,250

Arbinter-
Omnivalor        5/21/96
                             Common
                              Stock        20,000   132,500

Campbellton
Properties       5/23/96
                             Common
                              Stock        50,000   331,250

Angelina
Panvini          5/23/96
                             Common
                              Stock        50,000   331,250

Angelina
Panvini          5/29/96
                             Common
                              Stock        50,000   331,250

CBG
Compagnie        6/20/96
                             Common
                              Stock         5,000    33,125

Aries Peak,
Inc.             6/20/96
                             Common
                              Stock        18,070
                                                 Exchange for
                                                     50,000
                                                    Warrants
Aries Peak,
Inc.             8/7/96
                             Common
                              Stock        70,834   757,924

Aries Peak,
Inc.             8/9/96
                             Common
                              Stock        15,000   160,500

Aries Peak,
Inc.             8/15/96
                             Common
                              Stock        30,000   321,000

Aries, Peak,
Inc.             8/20/96
                             Common
                              Stock        20,000   214,000

Aries, Peak,
Inc.             8/23/96
                             Common
                              Stock        34,166   365,576

Aries Peak,
Inc.             10/3/96
                             Common
                              Stock         6,800
                                                 Selling
                                                 Commission


The sale of all the securities listed above were exempt from registration pursuant to Regulation S of the Securities Act of 1933. In order to claim the exemption, the issuer relied upon the fact that the purchasers are not United States Persons as defined by Regulation S and that when the buy orders originated, the issuer and any persons acting on its behalf, reasonably believed that the purchasers were outside the United States.

ITEM 6.  Management's Discussion And Analysis or Plan of Operation.

     The following discussion provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 1998 and 1997, and for the years ended December 31, 1997 and 1996, and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Report.

Year Ended December 31, 1998 Compared to Year Ended December 31,
1997.

NET SALES.  Total sales for 1998 increased by approximately 10%
from 1997 to approximately $37.2 million from approximately $33.9 million in 1997. The following table shows sales by subsidiary for the years 1998 and 1997:


Subsidiary        1998             1997    % increase (decrease)
Eaton          $22,851,707     $18,050,393        26.6%
Anton            3,609,985       3,803,868        (5.1)
ADCO             5,510,540       5,649,050        (2.5)
SCBA                45,519          26,486        71.9
ADCO South       1,136,052       1,038,294         9.4
Conway           3,763,983       5,294,233       (28.9)
Nyle Home Health                    15,095      (100.0)
Nyer Diabetic       18,248                       100.0
Nyer Nutritional   268,431           1,515           -
               $37,204,465     $33,878,934

     The reason for this increase in sales is due to the Company's pharmacy chain, Eaton. In 1998, Eaton acquired two stores which accounted for the majority of the increase in sales coupled with the full year impact of the two stores purchased during 1997. Nyer Nutritional received its first major sales in 1998. Nyer Nutritional had additional sales of approximately $500,000, which were reversed in the fourth quarter due to a problem with the manufactured product necessitating a recall of the product, approximately $300,000 of the recalled products were originally recorded as sales in the third quarter of 1998. For additional information, see Item 3, Legal Proceedings. ADCO had a sales decrease of approximately $139,000 in 1998 as compared to 1997 due mainly to $170,000 less of federal government sales. Conway's decrease in sales was the result of turnover in its sales force which occurred in July of 1998, which was not fully replaced until 1999.

GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 21.2% in 1998 as compared 21.8% in 1997.

The following is a table of gross margins by subsidiary for the years 1998 and 1997:

Subsidiary        1998             1997
Eaton             20.3%            21.8%
Anton             23.8             26.5
ADCO              25.2             25.5
SCBA              53.8             67.3
ADCO South        22.6             27.1
Conway            15.5             14.8
Nyer Diabetic     12.0
Nyle Home Health                   30.2
Nyer Nutritional  48.6                -

     Eaton's gross margin declined due to lower reimbursements from insurance companies, medicare and medicaid. They believe they can off set this decline by increased sales volume. Anton's gross margin was lower in 1998 as compared to 1997 due to a one-time inventory adjustment related to the purchase of certain inventory items at a discount from Michael Anton in 1997. ADCO South's gross margin declined due to increased competition and increased equipment sales which generally have lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 12.0% in 1998 to approximately $8.7 million from $7.8 million in 1997. The following table shows the break down by subsidiary (and corporate expenses) as follows:

Subsidiary        1998             1997
Eaton          $ 4,418,141     $ 3,593,647
Anton              806,111         783,802
ADCO             1,416,037       1,416,102
SCBA                 6,440             739
ADCO South         260,989         283,965
Corporate          449,567         384,318
Conway             761,385         819,218
Nyer Diabetic       31,594
Nyle Home Health     7,369          65,730
Nyer Nutritional   562,267         437,867
               $ 8,719,900     $ 7,785,388

The main increase came from Eaton due to the higher costs associated with the two stores acquired in 1998 coupled with the effect of two stores acquired in 1997. Corporate overhead increased due to the addition of two public relations firms in 1998. The Company wanted to improve its communications within the investment community as well as with its shareholders and potential shareholders. As of the date of this report, the Company has one public relations firm. Conway's decrease in selling, general, and administrative expenses can be directly associated with its decline in sales.

NET LOSS. In total, the Company experienced a net loss of $1,840,191 in 1998 as compared to a net loss of $934,402 in 1997.
The Company sustained a loss from continuing operations of $278,211 in 1998 as compared to a loss of $209,390 in 1997. The following table summarizes the operations by subsidiary and year.

Subsidiary               1998             1997
Eaton                 $  413,956       $  257,135
Anton                     14,712          163,365
ADCO                     (44,706)          11,314
SCBA                       7,236            6,464
ADCO South               (22,409)         (19,470)
Corporate                  1,109          (34,256)
Conway                  (154,857)         (51,271)
Nyer Diabetic            (29,398)
Nyle Home Health          (8,070)         (61,173)
Nyer Nutritional        (455,784)        (481,498)
                      $ (278,211)      $ (209,390)

The income of Eaton includes a $365,000 gain for the sale of two stores. Without the sale of the two stores, Eaton only realized income of approx $48,000 due to the decline in gross margin. The majority of the loss from continuing operations came from its subsidiary, Nyer Nutritional, which had a loss of $455,784. Nyer Nutritional developed 9 new products in 1998 bringing its product line to 10 items. Additional overhead was incurred to develop these new products. Nyer Nutritional still has not achieved enough sales to cover its operating costs. Anton's net income dropped due to a one-time inventory pick up in 1997 related to the purchase of inventory items at a discount from Michael Anton. ADCO incurred additional overhead costs associated with its branch located in Nevada. Conway's loss can be attributed to a turnover of their sales force in mid July of 1998. This caused a loss of revenues which they are currently rebuilding. Conway starting rebuilding its sales force in October 1998. It has taken the Company longer than anticipated to replace its sales force due to the experience and knowledge needed to sell fire equipment and supplies. In November 1998, they hired a new sales manager. Nyer Diabetic losses are the result of expenses associated with an extensive advertising campaign and start up costs. Corporate expenses are off set by interest income.

     The Company recognized a loss from Vectors of $1,561,980 in 1998 as compared to a loss of $725,012 in 1997. The Company currently owns 31.5% of outstanding common stock in Vectors. As of December 31, 1998, the Company has written down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment. The write down of the Company's investment in Vectors resulted in an additional charge to discontinued operations of $1,206,965.

Liquidity and Capital Resources

     Net cash used by operating activities was $375,460 for the year ended December 31, 1998 and $796,968 for the year ended December 31, 1997. The primary use of cash from operations in 1998 was used to increase accounts receivables and fund Nyer Nutritional. In 1998 and 1997, the net cash provided by (used in) investing activities was $330,095 and ($661,852), respectively. Fixed assets acquired in 1998 totaled $458,107 and was comprised of vehicle additions, computer equipment, and other equipment as compared to $491,354 in 1997. Also, the Company received proceeds from the sale of securities of $561,904 in 1998 (including
$410,210 from Vectors) as compared to $0 in 1997. The Company also received proceeds from the sale of two of its pharmacies of $385,000 in 1998 as compared to $0 in 1997. Net cash used in financing activities was $314,657 in 1998 as compared to $437,058 in 1997, primarily as a result of repayments of long-term debt and the purchase of 11,000 shares of treasury stock for $52,249.


     As of December 31, 1998, the Company has written down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment.
Based on the Company's review of currently available public information about Vectors, there is substantial doubt about
Vectors ability to continue as a going concern. In addition, Vectors and its counsel have refused to remove the restrictive legends from the Vectors' stock certificates which limits the Company's ability to sell its Vectors stock in the public market to one percent of Vectors' outstanding common stock (approximately 23,000 shares per quarter). Those restrictions were required to be removed in January 1998. Even if those restrictions are removed, the Company still believes that its investment is impaired due to the illiquid nature of the "bulletin board" market on which Vector's stock trades. The write down of the Company's investment in Vectors resulted in an additional charge to discontinued operations of $1,206,965 which was partially off set by $298,827 of gains from the sale of a portion of Vectors' stock.

      The Company anticipates its current cash resources are adequate to fund its operating needs and potential acquisitions for the foreseeable future.

Year 2000

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

     The Company has substantially analyzed its computer systems, including embedded chip technology, to determine the potential technical and economic impact of the "Year 2000 Issue" on the Company's systems and business operations. In the last two years, the Company has upgraded its major computer systems and programs. To date, the Company has identified only one of its subsidiaries which will have to replace its computer system in order to be Year 2000 compliant. The Company estimates this cost will be no greater than $15,000.

     The Company is requesting assurances from its outside suppliers which it relies on for inventory and services and its customers (which includes 3rd party insurance companies), that they are Year 2000 Compliant.


     The Company does not expect that the costs of addressing the Year 2000 issues (which are in the Company's control) will have a material effect on their future operating results or financial position. The Company's management believes its in-house risks, as associated with the Y2K problems, are minimal. The Company has limited or no control over their outside suppliers and its customers Y2K problems. Any failure of these parties could have a material adverse effect on continued uninterrupted business operations of the Company.

     At this time, the Company is in the process of developing a contingency plan for its systems that are not Year 2000 compliant and intends to have it in place by the second quarter of 1999.

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

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996.

NET SALES.  Total sales for 1997 increased by approximately 60.1%
from 1996 to approximately $33.9 million from approximately $21.0 million in 1996. The following table shows sales by subsidiary for the years 1997 and 1996:

Subsidiary        1997             1996    % increase (decrease)
Eaton          $18,050,393     $ 6,568,258       174.8%
Anton            3,803,868       3,232,792        17.7
ADCO             5,649,050       4,811,849        17.4
SCBA                26,486          38,174       (30.6)
ADCO South       1,038,294       1,202,509       (13.7)
Conway           5,294,233       5,229,600         1.2
Nyle Home Health    15,095          10,306        46.5
Nyer Nutritional     1,515                       100.0
               $33,878,934     $21,093,488

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

GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 21.8% in 1997 as compared 20.2% in 1996.

The following is a table of gross margins by subsidiary for the years 1997 and 1996:

Subsidiary        1997             1996
Eaton             21.8%            22.4%
Anton             26.5             15.1
ADCO              25.5             25.7
SCBA              32.8             85.9
ADCO South        27.1             27.5
Conway            14.8             12.6
Nyle Home Health  30.2             28.0
Nyer Nutritional     -                -

     Anton's gross margin increased to 26.5% due to a one-time inventory adjustment related to the purchase of certain inventory items at a discount from Michael Anton in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 73.9% in 1997 to approximately $7.8 million from $4.5 million in 1996. The following table shows the break down by subsidiary (and corporate expenses) as follows:

Subsidiary        1997             1996
Eaton          $ 3,593,647     $ 1,301,202 (5 mos 1996)
Anton              783,802         624,607
ADCO             1,416,102       1,209,018
SCBA                   739           1,740
ADCO South         283,965         334,945
Corporate          384,318         315,000
Conway             819,218         653,041
Nyle Home Health    65,730           1,903
Nyer Nutritional   437,867          35,841
               $ 7,785,388     $ 4,477,297

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

NET LOSS. In total, the Company experienced a net loss of $934,402 in 1997 as compared to a net loss of $418,811 in 1996. The Company sustained a loss from continuing operations of $209,390 in 1997 as compared to a loss of $61,226 in 1996.

The following table summarizes the operations by subsidiary and year.
Subsidiary               1997             1996
Eaton                 $  257,135       $  128,927(5 mos 1996)
Anton                    163,365         (129,359)
ADCO                      11,314           12,298
SCBA                       6,464           18,835
ADCO South               (19,470)         (24,282)
Corporate                (34,256)         (22,240)
Conway                   (51,271)           1,953
Nyle Home Health         (61,173)         (18,685)
Nyer Nutritional        (481,498)         (28,673)
                      $ (209,390)      $  (61,226)
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

ITEM 7:  Selected Financial Data
                               Selected Financial Data

                                   1998          1997            1996

                               Summary of Operations:

Sales and other revenues       $37,204,465    $33,878,934    $21,093,488
Cost of sales                   29,327,246     26,493,426     16,834,712
Gross Margin                     7,877,219      7,385,508      4,258,776
Selling,general, and administrative expenses(1)
                                 8,176,298      7,785,921      4,469,988
Operating loss from continuing operations
                                  (299,079)      (400,413)      (211,212)
Interest (income) expense, net    (146,877)      (241,064)      (147,907)
(Loss) income before minority interest
                                  (152,202)      (159,349)       (63,305)
Minority interest                  (70,262)       (26,092)         2,079
Loss from continuing operations before income
taxes                             (222,464)      (185,441)       (61,226)
Income taxes                        55,747         23,949
Loss from continuing operations   (278,211)      (209,390)       (61,226)
Loss from operations of discontinued
subsidiary-Genetic Vectors      (1,561,980)      (725,012)      (357,585)
Net loss                       $(1,840,191)   $  (934,402)   $  (418,811)
 (1) Includes other income of $543,602 in 1998

Per Share Data:
Net(loss) per weighted average of common shares from continuing
  operations                  $      (.08)   $       (.06)  $      (.02)
Net(loss) per weighted average of common shares from discontinued
  operations                         (.46)           (.21)         (.12)
Net Loss per weighted average of common shares
                              $      (.54)   $       (.27)  $      (.14)


Year-End Position:
Total assets                  $14,412,042    $16,108,040    $17,141,829
Property, plant, and equipment,
   net                          1,502,978      1,258,675      1,020,799
Net working capital             8,450,421      8,071,515      9,057,883
Long-term debt
(excluding current portion)     1,121,640        719,453      1,246,843
Minority interest                 744,357        674,095        648,003
Shareholders' equity            9,032,866     11,024,056     11,935,387

Financial Ratios:
Gross margin % to sales              21.2           22.9           20.1
Loss % to sales from continuing
 operations                           (.8)           (.6)           (.3)
Loss % to sales from discontinued
 operations                          (4.2)          (2.1)          (1.7)
  Net loss % to sales                (5.0)          (2.7)          (2.0)
Current ratio                         3.4            3.1            3.7

Other Data:
Weighted average common shares
  outstanding                   3,400,389      3,406,969      2,974,789
Capital expenditures              528,107        491,354        167,707
Depreciation and amortization     416,145        363,280        196,558

ITEM 7:  Selected Financial Data, continued

                                 Selected Financial Data
                                       1995            1994

                               Summary of Operations:

Sales and other revenues            $9,036,902      $8,235,449
Cost of sales                        6,967,075       6,141,751
Gross Margin                         2,069,827       2,093,698
Selling,general, and administrative
 expenses                            2,390,157       2,496,127
Operating loss from continuing
 operations                           (320,330)       (402,429)
Interest (income) expense, net          54,738          53,241
(Loss) income before minority
 interest                             (375,068)       (455,670)
Minority interest                       12,511           8,302
Loss from continuing operations
 before income taxes                  (362,557)       (447,368)
Income taxes
Loss from continuing operations       (362,557)       (447,368)
Loss from operations of discontinued
subsidiary-Genetic Vectors            (222,712)       (318,928)
Net loss                            $ (585,269)     $ (766,296)


Per Share Data:
Net(loss) per weighted average of common shares from continuing
  operations                        $     (.18)     $     (.24)
Net(loss) per weighted average of common shares from discontinued
  operations                              (.11)           (.17)
Net Loss per weighted average of common
 shares                             $     (.29)     $     (.41)


Year-End Position:
Total assets                        $3,804,987      $3,756,408
Property, plant, and equipment, net    759,769         827,279
Net working capital                    954,407         705,362
Long-term debt
(excluding current portion)            451,401         454,564
Minority interest                       31,372          43,883
Shareholders' equity                 2,366,138       2,080,654

Financial Ratios:
Gross margin % to sales                   22.9            25.4
Loss % to sales from continuing
 operations                               (4.0)           (5.4)
Loss % to sales from discontinued
 operations                               (2.5)           (3.9)
   Net loss % to sales                    (6.5)           (9.3)
Current ratio                              1.6             1.4

Other Data:
Weighted average common shares
  outstanding                        2,021,495       1,858,890
Capital expenditures                    44,342           8,469
Depreciation and amortization          122,176         192,272


ITEM 8: Financial Statements and Supplementary Data
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS








                                                        Page(s)

  Report of Independent Accountants                       F 1


  Consolidated Financial Statements:


  Consolidated Balance Sheets as of December 31,
    1998 and 1997                                         F 2-3


  Consolidated Statements of Operations for the
    years ended December 31, 1998, 1997 and 1996          F 4


  Consolidated Statements of Changes in
    Shareholders' Equity for the years ended
    December 31, 1998, 1997 and 1996                      F 5-6


  Consolidated Statements of Cash Flows for
    the years ended December 31, 1998, 1997 and 1996      F 7-9


  Notes to Consolidated Financial Statements              F 10-22


















                      REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of
Nyer Medical Group, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers, LLP


March 30, 1999













                                        F-1


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1998 and 1997


                                                           ASSETS

                                            1998            1997
Current assets:
  Cash and cash equivalents              $ 4,136,988     $ 4,497,010
  Accounts receivable, less
    allowance for doubtful accounts
    of $188,076 and $159,023 at
    December 31, 1998 and 1997,
    respectively                           3,560,377       2,952,555
  Inventories, net                         4,073,051       4,187,779
  Prepaid expenses                           105,045         118,559
  Receivables from related parties            48,139          18,176

            Total current assets          11,923,600      11,774,079

Property, plant and equipment, at cost:
  Land                                        92,800          92,800
  Building                                   641,508         638,624
  Leasehold improvements                     381,702         112,984
  Machinery and equipment                    223,807         225,994
  Transportation equipment                   260,285         243,555
  Office furniture, fixtures,
    and equipment                            805,748         613,101
                                           2,405,850       1,927,058
  Less accumulated depreciation
    and amortization                        (902,872)       (668,383)

                                           1,502,978       1,258,675
Goodwill and other deferred assets,
  net of accumulated amortization of
  $386,171 and $256,794 at December 31,
  1998 and 1997, respectively                802,809         919,683
Advances due from related companies           34,488          37,499
Investment in discontinued operation                       1,972,190
Other                                        148,167         145,914

                                             985,464       3,075,286

            Total assets                 $14,412,042     $16,108,040









                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-2




                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1998 and 1997

                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                              1998           1997

Current liabilities:
  Current portion of notes payable
    due related party                    $   120,000     $   658,776
  Current portion of long-term debt          236,669         227,527
  Accounts payable                         2,627,292       2,417,179
  Accrued payroll and related taxes          206,465          59,095
  Accrued expenses and other
    liabilities                              322,753         339,988

           Total current liabilities       3,513,179       3,702,565

Notes payable due related party,
  net of current portion                     522,820
Long-term debt, net of current
  portion                                    480,711         533,991
Minority interest                            744,357         674,095
Deferred credits                             118,109         173,333

Commitments (Notes 3 and 7)

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1               1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and
    outstanding: 1,000 shares at
    December 31, 1998 and 1997
   Common stock, par value $.0001
   Authorized: 10,000,000 shares;
    issued: 3,407,093 at December
    31, 1998 and 1997                            341             341
   Additional paid-in capital             15,238,376      15,337,126
   Stock sale receivable                    (115,500)       (115,500)
   Treasury stock (11,000 shares at
    December 31, 1998)                       (52,249)
   Accumulated deficit                    (6,038,103)     (4,197,912)
     Total shareholders' equity            9,032,866      11,024,056

            Total liabilities and
              shareholders' equity       $14,412,042     $16,108,040





                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-3



                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the years ended December 31, 1998, 1997, and 1996

                                       1998            1997           1996
Net sales                           $37,204,465    $33,878,934    $21,093,488

Cost and expenses:
  Cost of goods sold                 29,327,246     26,493,426     16,834,712
  Selling and retail                  4,919,741      4,636,257      2,352,786
  Warehouse and delivery                581,022        385,528        362,048
  Administrative                      3,219,137      2,763,603      1,762,463
                                     38,047,146     34,278,814     21,312,009

        Operating loss                 (842,681)      (399,880)      (218,521)

Other income (expense):
  Interest expense                     (122,397)      (105,922)       (76,253)
  Interest income                       269,274        346,986        224,160
  Other                                 543,602           (533)         7,309
        Total other income              690,479        240,531        155,216

        Loss before
         minority interest             (152,202)      (159,349)       (63,305)

Minority interest                       (70,262)       (26,092)         2,079

     Loss from continuing
      operations before
      income taxes                     (222,464)      (185,441)       (61,226)
       Income taxes                      55,747         23,949

     Loss from continuing
      operations after
      income taxes                     (278,211)      (209,390)       (61,226)

Discontinued operations
     Loss from operations of
      discontinued subsidiary-
      Genetic Vectors                  (653,842)      (725,012)      (357,585)
     Net loss on write down of
      investment-Genetic Vectors       (908,138)
        Net loss from discontinued
         subsidiary-Genetic Vectors  (1,561,980)      (725,012)      (357,585)

     Net Loss                       $(1,840,191)    $ (934,402)    $ (418,811)

  Basic and diluted loss per common
    share from continuing operations$      (.08)    $     (.06)    $     (.02)
  Basic and diluted loss per common
    share from discontinued operations     (.46)          (.21)          (.12)
  Basic and diluted loss per common
    share                           $      (.54)    $     (.27)    $     (.14)
Weighted average common shares
    outstanding                       3,400,389      3,406,969      2,974,789
                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-4

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended December 31, 1998, 1997 and 1996
                       Class A          Class B
                  Preferred Stock    Preferred Stock   Common Stock

                   Shares   Amount   Shares   Amount   Shares   Amount
Balance,
December 31, 1995  2,000      $1    300,000   $30     2,183,000   $218
  Proceeds-stock
    subscription
    receivable
  Stock options exercise
    receivable                                           50,000      5
  Issuance of common
    stock                                               752,815     75
  Exercise of common
    stock warrants                                      376,278     39
  Exercise of common
     stock options                                       18,000      2
  Purchase of subsidiary                                 20,000      2
  Retirement of
     class B preferred
     stock                            (300,000)  (30)
  Increase in
     proportionate
     investment in equity
     of unconsolidated
     subsidiary
  Net loss
Balance,
December 31, 1996    2,000     1            0     0   3,400,093    341
  Issuance of class
     B preferred stock                  1,000     0
  Exercise of common
     stock options                                        7,000      0
  Stock issuance
     costs
  Net loss
Balance,
December 31, 1997    2,000     1       1,000     0     3,407,093   341
The accompanying notes are an integral part of the consolidated financial
 statements.                            F-5(1)

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended December 31, 1998, 1997 and 1996

               Additional                Treasury                      Total
              Paid-in    Stock Sale       Stock      Accumulated   Shareholders'
               Capital    Receivable   Shares  Amount   Deficit        Equity
Balance,
December 31,
 1995         $4,354,165 $(150,000)                   $(2,844,699) $ 1,359,715
  Proceeds-stock
    subscription
    receivable             150,000                                      150,000
  Stock options exercise
    receivable   115,495  (115,500)                                          0
  Issuance of common
    stock      5,339,967                                              5,340,042
  Exercise of common
    stock warrants 2,293,670                                          2,293,709
  Exercise of common
     stock options   117,698                                            117,700
  Purchase of subsidiary
                     297,498                                            297,500
  Retirement of
     class B preferred
     stock                30                                                   0
  Increase in
     proportionate
     investment in equity
     of unconsolidated
     subsidiary   2,795,532                                           2,795,532
  Net loss                                                (418,811)    (418,811)
Balance,
December 31, 1996 15,314,055  (115,500)                 (3,263,510)  11,935,387
  Issuance of class
     B preferred stock
  Exercise of common
     stock options  32,339                                               32,339
  Stock issuance
      costs         (9,268)                                              (9,268)
  Net loss                                                (934,402)    (934,402)
Balance,
December 31, 1997 15,337,126  (115,500)                 (4,197,912)  11,024,056
 The accompanying notes are an integral part of the consolidated financial
 statements.                           F-5(2)



 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1998, 1997 and 1996, continued

                 Class A            Class B
                 Preferred Stock    Preferred Stock     Common Stock

                 Shares   Amount    Shares   Amount   Shares   Amount

  Treasury stock

  Additional consideration
   related to purchase of
   subsidiary
  Net loss
Balance,
  December 31, 1998
                 2,000    $  1      1,000        0    3,407,093 $341










The accompanying notes are an integral part of the consolidated financial statements.
                                            F-6(1)

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1998, 1997 and 1996, continued

             Additional               Treasury                     Total
           Paid-in     Stock               Stock    Accumulated   Shareholders'
             Capital   Receivable    Shares  Amount    Deficit    Equity

Treasury stock                       (11,000) (52,249)               (52,249)

Additional consideration
related to purchase of
subsidiary  (98,750)                                                 (98,750)

  Net loss                                            (1,840,191) (1,840,191)
Balance,
December 31, 1998
         $15,238,376  $(115,500)   (11,000) $(52,249)$(6,038,103) $9,032,866


The accompanying notes are an integral part of the consolidated financial statements.
                                            F-6(2)


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the years ended December 31, 1998, 1997 and 1996
                                             1998         1997          1996
Cash flows from operating
      activities:
  Net loss                               $(1,840,191)   $ (934,402) $ (418,811)
  Adjustments to reconcile to net cash
      used in operating activities
  Loss of discontinued
      operation                               653,842       725,012    147,440
  Net loss on write-down of investment-
      Genetic Vectors                         908,138
  Depreciation and amortization               416,145       363,280    198,645
  Loss on disposal of property,
      plant, and equipment                     10,869        11,949
  Compensation expense in connection
      with common stock option exercise                                 35,000
  Gain on sale of other equity securities     (75,570)
  Gain on sale of pharmacies                 (365,000)
  Minority interest                            70,262        26,092     (2,079)
  (Decrease) increase in deferred credit      (55,224)      173,333
   Changes in certain working capital
      elements                                (98,731)   (1,162,232)  (166,473)
      Net cash flows used in operating
           activities                        (375,460)     (796,968)  (206,278)
Cash flows from investing activities:
  Acquisition of subsidiaries, net of
      cash acquired                                                  (808,229)
  Acquisition of stores                      (100,000)
  Purchase of property, plant and
      equipment                              (458,107)     (491,354) (167,707)
  Purchase of short-term investment           (76,124)
  Increase in investment in
      subsidiary                                            (14,090)
  Proceeds from sale of Genetic
      Vectors' stock                          410,210
  Proceeds from sale of other
      equity securities                       151,694
  Proceeds from sale of pharmacies            385,000
  Net change in advances due from
      related companies                         3,011         4,939      (613)
  Increase in other assets, net                14,411      (161,347)   (85,163)
      Net cash provided by (used in)
      investing activities                    330,095      (661,852)(1,061,712)
Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                           27,256       157,400    26,020
  Payments of long-term debt                 (273,708)     (966,933) (316,740)
Net borrowings (repayments) of
      notes to related parties                (15,956)      349,404  (176,952)
  Proceeds from issuance of common stock                            5,340,042
  Stock issuance costs                                       (9,268)
  Payments for purchase of treasury stock     (52,249)


                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-7


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                            1998            1997         1996
  Proceeds from stock subscription
      receivable                                                       150,000
  Proceeds from exercise of common
      stock warrants                                                 2,293,709
  Proceeds from exercise of stock
      options                                                32,339     82,700
      Net cash (used in) provided
            by financing activities          (314,657)     (437,058) 7,398,779
 Net increase and cash
      equivalents                            (360,022)   (1,895,878) 6,130,789
 Cash and cash equivalents at
      beginning of period                   4,497,010     6,392,888    262,099
 Cash and cash equivalents at
      end of period                       $ 4,136,988    $4,497,010 $6,392,888

 Changes in certain working capital
     elements:
  Accounts receivable, net                $  (384,822)   $ (322,708)$ (583,908)
  Inventories                                  81,042    (1,025,854)  (122,547)
  Prepaid expenses                             13,514            18    (14,332)
  Receivables from related parties            (29,963)       48,066    (39,214)
  Accounts payable                            210,113       101,651    726,402
  Accrued payroll and related taxes           147,370       (63,527)  (115,005)
  Accrued expenses and other liabilities     (135,985)      100,122    (17,869)
     Net change                           $   (98,731)  $(1,162,232)$ (166,473)

  Supplemental disclosures of cash flow information:
  Cash paid during the year for:              1998         1997        1996

  Interest                                $   117,466  $   102,539  $   69,218

The acquisition of pharmacies in 1998, and subsidiaries in 1996, net of cash acquired, is summarized as follows:
                                              1998               1996
       Working capital, other than cash   $   189,314         $1,567,283
       Property, plant and equipment           70,000            267,299
       Other assets                            10,000            349,470
       Goodwill                                33,000            379,550
       Long-term debt                        (202,314)          (934,163)
       Minority interests                                       (523,710)
       Common stock                                             (297,500)
          Cash paid for acquisitions      $   100,000         $  808,229

Non-cash transactions:

    During 1996, an officer of the Company exercised 50,000 stock options for which the Company received a note receivable for $115,500.

    Additionally, the exercise of 50,000 warrants, by an unaffiliated third party, resulted in a cash less exercised with the equivalent issuance of 24,870 shares of common stock.


   The accompanying notes are an integral part of the consolidated financial statements.
                               F-8


              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

   Non-cash transactions, continued

    In connection with the acquisition of a pharmacy chain in 1996, the Company guaranteed that the value of the common stock issued to the sellers would be at least $8.75 per share on the second anniversary of the acquisition date. On the anniversary date, the value of the common stock was below this amount, and the Company was obligated to either pay cash for the difference in value, issue equivalent amount of additional shares of common stock, or repurchase the sellers common stock at the guaranteed value. In January 1999, the sellers were paid cash for the difference in value of $98,750.












                                     continued
                                        F-9



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    The Company

    Nyer Medical Group, Inc. ("Company") is a holding company with operations in the medical products distribution, biotechnology, nutritional tube feeding products, emergency medical services, fire, and police equipment and supplies businesses. The Company's wholly-owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO), ADCO South Medical Supplies, Inc. (ADCO South) and 90% owned Nyle Home Health Supplies, Inc. (Nyle Home Health) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. Anton Investments, Inc., 80% owned by the Company, is engaged in the wholesale and retail sales of equipment, supplies, and novelty items to emergency medical services, fire departments and police departments located throughout most of New England. Conway Associates, Inc., 80% owned by the Company, is engaged in the wholesale sales of equipment and supplies to emergency medical services and fire departments throughout New England. SCBA, Inc. (SCBA), 80% owned by the Company, is engaged in the servicing of fire department's self-contained breathing apparatus. D.A.W., Inc.(Eaton Pharmacy),80% owned by the Company, is a chain of twelve pharmacy drug stores with sales in the suburban Boston area and its related company, FMT, Inc.(FMT), which is also 80% owned by the Company, is involved in the franchising of pharmacy retail outlets. Nyer Nutritional Systems, Inc., (Nyer Nutritional), is also 80% owned by the Company. The Company owns a 31.5% interest in a biotechnology company, Genetic Vectors, Inc. (Vectors), accounted for as a discontinued operation (see note 2).

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


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued

    Inventories

    Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO). Of the total inventories, 60% are on the LIFO method. The replacement costs of inventory exceeded LIFO cost by $141,750.

    Property, Plant and Equipment

    Property, plant, and equipment are recorded at cost. Leasehold improve-ments are capitalized, while repair and maintenance costs are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts, and any gains or losses are included in operations. Leasehold improvements are amortized using the straight-line method over the lease term.

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

    Fair Value of Financial Instruments

    At December 31, 1998, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of December 31, 1998 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

    Goodwill and other intangible assets

    Goodwill, which represents the excess of the costs of companies acquired over the fair market value of their net assets at dates of acquisition, is being amortized on the straight line method over various periods, ranging


                                     continued
                                        F-11



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued

    Goodwill and other intangible assets, continued

    from 5 to 40 years. Other intangible assets acquired in connection with acquisitions are being amortized on a straight line basis over periods ranging from 5 to 6 years. Amortization expense charged to operations for all deferred charges was $143,210 in 1998 and $121,751 in 1997.

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

    Earnings Per Share

    In February 1997, FASB issued SFAS No. 128, Earnings per Share. SFAS provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, which during 1998, 1997 and 1996, were 3,400,389 3,406,969, and 2,974,799, respectively. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The diluted weighted average number of common shares outstanding equaled basic in 1998, 1997 and 1996. All prior period earnings per share data has been restated to conform to the provisions of this statement.

    Reclassifications

    Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.

2.  Discontinued operation:

    In March of 1996, the Company announced plans to spin-off 32% of its investment in Vectors common stock to the shareholders of the Company. In addition, the Company exchanged 20% of the common stock of Vectors for all of the Class B Preferred Stock of the Company, which was held by an officer

                                     continued
                                        F-12


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Discontinued operation:

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

    In December 1996, the Company completed its spin-off of Vector's common stock which resulted in 512,071 shares of common stock being distributed as a dividend to shareholders of Nyer. The Company currently owns 31.5% of Vectors outstanding common stock.

    In August 1997, the Board of Directors approved a plan for the disposal of its investment in Vectors. This investment is being accounted for as a discontinued operation, and accordingly, the Company's share of losses of Vectors is segregated in the consolidated statements of operations.

    As of December 31, 1998, the Company has written down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment. Based on the Company's review of currently available public information about Vectors, there is substantial doubt about Vectors ability to continue as a going concern. In addition, Vectors and its counsel have refused to remove the restrictive legends from the Vectors' stock certificates which limits the Company's ability to sell its Vectors stock in the public market to one percent of Vectors' outstanding common stock (approximately 23,000 shares per quarter). Those restrictions were required to be removed in January 1998. Even if those restrictions are removed, the Company still believes that its investment is impaired due to the illiquid nature of the "bulletin board" market on which Vector's stock trades. The write down of the Company's investment in Vectors resulted in an additional charge to discontinued operations of $1,206,965.

    The Company owned 739,216 shares of restricted common stock of Vectors as of December 31, 1998 and 790,616 shares as of December 31, 1997.

    The financial position and results of Genetic Vectors, which has been serviced by another accounting firm, as of and for the quarter ended September 30, 1998, and December 1997 are as follows:


                                     continued
                                        F-13


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Discontinued operation, continued

                                    Unaudited     Audited
                                    September     December
                                      1998          1997
     Current assets               $   599,632    $ 2,102,467
     Non-current assets               703,535        685,895
                                  $ 1,303,167    $ 2,788,362
     Current liabilities          $   129,374    $   154,542
     Stockholders' equity           1,173,793      2,633,820
                                  $ 1,303,167    $ 2,788,362
     Net sales                    $     7,780    $    39,260
     Cost of Goods Sold                 6,791         34,304
     Operating expenses             1,600,623      2,400,446
     Other revenues                    92,107        262,776
     Net loss                     $(1,507,527)   $(2,132,714)

3.  Related Party Transactions:

    Receivables from related parties consisted of the following at December 31, 1998 and 1997:
                                                    1998             1997
    Note receivable from officer               $   42,664
    Receivable from related party              $    5,475           18,176
        Total current receivable from
        related parties                        $   48,139        $  18,176
    Advances due from related companies,
        non-current                            $   34,488        $  37,499

    The note receivable from officer is a loan made to the president and chief executive officer of Nyer Nutritional in the amount of $50,000 plus interest at 8% annually off-set by royalties due to the officer of $8,340.

    The receivable from related party is for products sold to a company which is owned by an officer and director of the Company. Total sales were $15,968 and $83,613, for 1998 and 1997, respectively.

    Advances due from related companies consist of cash advances made to Nyle. Interest is charged at 9% annually and payments are made periodically.

    Notes payable to related parties (an employee) were $642,820 and $658,776 at December 31, 1998 and 1997, respectively. Principal payments of $10,000 plus interest at 7% (beginning January 1999) are due monthly.

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

4.  Acquisitions, and Divestitures:

    In February 1996, the Company acquired 80% of the outstanding common stock of Conway Associates, Inc. and an affiliated company, SCBA, Inc. The consideration paid in cash was $431,855. Conway and SCBA, located in Haverhill, Massachusetts, is engaged in the wholesale and retail sales of equipment and supplies to emergency medical services and fire departments throughout New England.

    In August 1996, the Company acquired 80% of the common stock D.A.W., Inc. and an affiliated company, F.M.T., Inc. D.A.W. is an operator of retail pharmacies in eastern Massachusetts and F.M.T. is involved with the franchising of retail pharmacies. The consideration paid was $709,198 which included the issuance of 20,000 shares of common stock of the Company valued at $297,500, cash payment of $325,000 for a non-compete agreement, and acquisition costs of $86,698. In addition, the Company contributed working capital of $1,000,000, for which $200,000 is attributable to the minority interest. In connection with this transaction, the Company has guaranteed that the value of the common stock issued to the sellers will be at least $8.75 per share on the second anniversary of the acquisition date.

    In event the value of the common stock is below this amount, the Company is obligated to either pay cash for the difference in value, issue equiva-lent amount of additional shares of common stock, or repurchase the sellers common stock at the guaranteed value. In January 1999, the sellers were paid cash for the difference in value, which amounted to $98,750.

    The aforementioned acquisitions are being accounted for under the purchase method of accounting, and accordingly, the results of operations of these companies are included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase prices have been allocated to assets acquired and liabilities assumed, and is summarized as follows:

         Current assets                            $ 2,843,163
         Property, plant and equipment                 267,299
         Intangible and other assets                   349,470
         Goodwill                                      379,550
         Current liabilities                       ( 1,240,556)
         Long term liabilities                     (   934,163)
         Minority interests                           (523,710)
                                                   $ 1,141,053

    The following unaudited pro forma financial information for the Company gives effect to the DAW, FMT and Conway acquisitions as if they had occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations had the acquisitions occurred on the date indicated, or which may result in the future:
                                                      1996
         Net sales                                 $29,729,138
         Net loss                                  $  (498,785)
         Net loss per share                        $      (.17)

                                     continued
                                        F-15



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Acquisitions, and Divestitures,continued

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

    During 1998, the Company purchased the assets of two pharmacies for total consideration of $302,000, including notes payable to the sellers of $202,000. The purchase price was allocated to the fair value of the assets purchased and resulted in goodwill of $33,000.

    In December 1998, the Company sold the assets and prescription list of two pharmacies for approximately $608,000 in cash, of which $223,000 was received in January 1999. The transaction resulted in a gain of approximately $365,000 which is recorded in other income.

5.  Debt:
    Long-term debt at December 31, 1998 and 1997, consisted of the following:
                                                      1998            1997
    ADCO Surgical Supply, Inc:

    Note payable in equal monthly installments
    of $4,675 including interest at 7%,
    through July 1996; the interest rate
    changed to 8 1/4% in August of 1996;
    collateralized by land and building,
    due in March 2008.                               $  373,839     $  402,231

    Eaton Pharmacy:

    Note payable to the Internal Revenue
    Service, payable in equal quarterly
    installments of $11,007 plus interest at 7%.
    The note was paid in April 1998. The note is
    guaranteed by minority shareholders of
    Eaton Pharmacy.                                                     19,555

    Note payable to the Commonwealth of Massachusetts,
    Department of Revenue, payable in equal monthly
    installments of $9,286 plus interest at 7%. The
    note was paid in August 1998.  The note is
    guaranteed by minority shareholders of
    Eaton Pharmacy.                                                     24,129

    Note payable in monthly installments of
    $1,167(without interest). The note was paid
    in December 1998 and is collateralized by
    certain assets of Eaton Pharmacy.                                   12,833


                                     continued
                                        F-16



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Debt: continued,

    Note payable to former shareholder of Eaton
    Pharmacy, payable in equal monthly installments
    of $1,333 plus interest on the unpaid balance
    at prime rate(7 3/4% at December 31, 1998 and
    8 1/4% at December 31, 1997). The note will
    mature in August 2000 and is collateralized by
    certain assets of Eaton Pharmacy.                    10,667         26,667

    Note payable in equal monthly installments of
    $4,500 plus interest on the unpaid balance at
    prime rate (7 3/4% at December 31, 1998 and
    8 1/4% at December 31, 1997). A final balloon
    payment of $30,000 will be paid upon maturity
    in August 1999. The note is collateralized by
    certain assets of Eaton Pharmacy.                    66,000        120,000

    Note payable in equal monthly installments of
    $3,693 including interest at 7%. The note will
    mature in June 2000 and is collateralized by
    certain assets of the Weston Pharmacy.               62,914        101,368

    Note payable in equal monthly installments of
    $1,043 including interest at 7%. The note will
    mature in September 1999 and is collateralized
    by certain assets of the N. Beverly Pharmacy.         9,122         20,564

    Note payable in equal monthly installments of
    $3,023 including interest at 7%. The note will
    mature in May 2001 and is collateralized by
    certain assets of Sherborn Apothecary.               80,426

    Note payable in equal monthly installments of
    $3,287 including interest at 7%. The note will
    mature in March 2001 and is collateralized by
    certain assets of Three S Pharmacy.                  81,887


    Other Subsidiaries

    Notes payable due in various installments
    at rates ranging up to 9 1/4%, collateralized
    by certain equipment and vehicles.                   32,525         34,171
                                                        717,380        761,518
        Less current portion                            236,669        227,527
                                                     $  480,711      $ 533,991







                                     continued
                                        F-17



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Debt: continued,

    The maturities of long term debt at December 31, 1998 are as follows:

          1999                               $  236,669
          2000                                  131,334
          2001                                   66,344
          2002                                   35,690
          2003                                   38,941
          Thereafter                            208,402
                                             $  717,380

   The long term debt of ADCO and other subsidiaries, is collateralized by the Company's inventory, accounts receivable and vehicles as well as personal guarantees of the Company's chairman.

6.  Income Taxes:

    At December 31, 1998, the Company  had a remaining net operating loss
    (NOL)carryforwards of approximately $641,000 available to offset future taxable income. The NOL carryforwards will expire in the years 2002 to 2010. In the event of a change in ownership of the Company, the utilization of the NOL carryforward may be subject to limitation under certain provisions of the Internal Revenue Code. In addition, certain provisions dealing with consolidated returns may limit the utilization of approximately $175,000 of NOL carryforward by certain members of the consolidated group.

    The tax effect of temporary differences that give rise to significant portions of deferred taxes at December 31, 1998 and 1997 consisted of:

                                                1998           1997
      Deferred tax assets(liabilities):
      Depreciation                         $    1,000      $  (40,000)
      Reserves                                255,000         211,000
      Net operating loss carryforwards        256,500         412,000
      Total net deferred tax assets
         before valuation reserve             512,500         583,000
         Valuation reserve                   (512,500)       (583,000)
            Total net deferred tax
             assets                        $    -          $    -

     The Company has recorded a valuation reserve for the total amount of net deferred tax assets due to the uncertainty of their future realization.

7.   Commitments:

     Operating Leases

     The Company rents office and warehouse space with varying lease expiration dates through January of 2009. All leases have options to extend the lease terms. Total rent expense for the years ended December 31, 1998 and 1997, was $707,388 and $589,282, respectively.
                                     continued
                                        F-18



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Commitments, continued

     Operating Leases, continued

     Future minimum lease payments at December 31, 1998 are as follows:
           1999                       $  621,781
           2000                          464,934
           2001                          280,326
           2002                          148,215
           2003                          120,482
           Thereafter                    376,675
                                      $2,012,413
     Purchase Commitment

     A subsidiary of the Company has an agreement with a supplier to purchase $2,600,000 of inventory each quarter through the year 2001. The Company received $200,000 from the supplier upon signing of the agreement, which is being amortized over the term of the contract. Additionally, the supplier has made available a $200,000 line of credit to purchase this inventory. The line of credit is collateralized by substantially all of the assets of the subsidiary. No amounts were outstanding under the line of credit at December 31, 1998.

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

    In 1998, the Company purchased 11,000 shares of its own common stock from the open market for a total of $52,249.

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

    During 1997, the Company issued 20,000 warrants to a third party in connection with services provided. The exercise price for each warrant is $14.75 and are only exercisable if the stock price exceeds 120% of the exercise price. These warrants were not exercised during 1998.


                                     continued
                                        F-19



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Capital Stock, continued

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

    A summary of changes in common stock options during 1998 and 1997 is:
                                                           Weighted average
                                                 Shares      exercise price
   Outstanding grants at December 31, 1996       162,000             7.64
   Granted in 1997                                89,000             5.33
   Exercised in 1997                              (7,000)            4.62
   Canceled in 1997                               (8,000)           16.75
   Outstanding grants at December 31, 1997       236,000             6.55
   Canceled in 1998                               (4,000)           16.75
   Outstanding grants at December 31, 1998       232,000             6.55
   Options exercisable at December 31, 1996       92,000             5.42
   Options exercisable at December 31, 1997      152,000             6.11
   Options exercisable at December 31, 1998      198,000             6.34

   The remaining weighted average contractual life of options outstanding at December 31, 1998 is approximately 8 years.

   At December 31, 1998, exercisable options and price are as follows:
                                                 Options       $ per share
                                                  40,000          $ 2.31
                                                  67,000            4.62
                                                  32,000           16.75
                                                  46,000            5.00
                                                   8,000            6.63
                                                   5,000            6.88
                                                 198,000

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
                             1998             1997           1996
   Net loss: As reported  $(1,840,191)    $  (934,402)    $ (418,811)
   Pro forma              $(2,047,592)    $(1,147,078)    $ (521,816)
   Loss per share: As
     reported             $      (.54)    $      (.27)    $     (.14)
   Pro forma              $      (.59)    $      (.34)    $     (.18)

                                     continued
                                       F-20



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Capital Stock, continued

   The fair value of stock options in the pro forma accounts for 1998, 1997 and 1996 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 6.2%, expected life of three years, volatility of 70%, and no dividend yield. No options were granted in 1998. The weighted average time value of options granted during 1997 and 1996 was $2.70 and $7.43, respectively.

9.  Business Segments:

    The Company had four active business segments in 1998, 1997 and 1996:
(1)wholesale and retail sale of surgical, diabetic, medical equipment and supplies, (2) nutritional supplies (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (4) retail pharmacy drug store chain. Business segments are determined based on products or services offered for sale.

    Summary data for the year ended December 31, 1998 is as follows:

            Diabetic,
         Medical, and    Nutritional    EMT, Fire, Police  Pharmacy
        Surgical Supplies  Supplies    Equip and Supplies  Chain     Corporate
Net Sales    $6,664,840   $ 268,431       $7,419,487     $22,851,707
Operating
(loss)income    (68,980)   (431,801)        (104,354)        212,020 $ (449,566)
Total assets  2,738,177     501,027        2,371,877       5,083,585  3,717,376
Capital
Expenditures     43,173         457           46,669         437,808
Depreciation
and
amortization     98,642      55,341           68,642         188,036      5,484
Interest income (11,579)        (16)                         (33,746)  (223,933)
Interest
expense          47,961                       10,782          63,654
Income tax
expense                                                       55,747


              Consolidated
Net Sales     $37,204,465
Operating
(loss)income     (842,681)
Total assets  $14,412,042
Capital
Expenditures      528,107
Depreciation
and
amortization      416,145
Interest income  (269,274)
Interest
expense           122,397
Income tax
expense            55,747


                                     continued
                                        F-21

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Business Segments, continued


    Summary data for the year ended December 31, 1997 is as follows:

              Diabetic,
            Medical, and  Nutritional  EMT, Fire, Police  Pharmacy
        Surgical Supplies   Supplies  Equip and Supplies  Chain     Corporate
Net Sales    $6,702,439   $   1,515       $9,124,587     $18,050,393
Operating
(loss)income    (39,708)   (527,304)         206,514         344,935 $ (384,317)
Total assets  2,958,025     350,510        2,477,876       4,371,623  5,950,009
Capital
Expenditures    115,853     170,068           53,398         150,420      1,615
Depreciation
and
amortization     97,132      20,432           66,243         174,303      5,170
Interest income (11,564)     (1,998)                        (118,404)  (215,020)
Interest
expense          40,642          35            7,316          57,929
Income tax
expense                                                       23,949



             Consolidated
Net Sales     $33,878,934
Operating
(loss)income     (399,880)
Total assets  $16,108,043
Capital
Expenditures      491,354
Depreciation
and
amortization      363,280
Interest income  (346,986)
Interest
expense           105,922
Income tax
expense            23,949

    Summary data for the year ended December 31, 1996 is as follows:

              Diabetic,
            Medical, and  Nutritional  EMT, Fire, Police  Pharmacy
        Surgical Supplies   Supplies  Equip and Supplies  Chain    Corporate
Net Sales  $6,024,664                   $8,500,565     $ 6,568,259
Operating
loss           13,568     (35,841)         (88,993)        173,186 $ (280,441)
Total
 assets     2,645,911     391,101        1,908,987       4,518,906  7,676,924
Capital
Expenditures   17,077       3,082           82,275          61,092      4,181
Depreciation
and
amortization   82,664                       63,723          43,890      6,281
Interest income(3,701)                                     (23,113)  (197,346)
Interest
expense        50,138                        1,221          18,366      6,528





                                       F-21 (1)

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Business Segments, continued



    Summary data for the year ended December 31, 1996 is as follows:

             Consolidated
Net Sales    $21,093,488
Operating
loss            (218,521)
Total assets  17,141,829
Capital
Expenditures     167,707
Depreciation
and
amortization     196,558
Interest income (224,160)
Interest
expense           76,253

                                      F-22



ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

        None
                             PART III

ITEM 10. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16 Of The Exchange Act.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    73           Chairman of the Board,
                                                      President, Secretary,
                                                      and Director

          William J. Clifford, Jr.       49           Vice-President-Sales
                                                      and Director

          Karen L. Wright                37           Treasurer, Vice-
                                                      President-Finance,
                                                      Assistant Secretary,
                                                      and Director

          Doyle W. Boatwright            61           Director

          Stanley Dudrick, M.D.          64           Director

          David P. Dumouchel             37           Director

          Donald C. Lewis, Jr.           61           Director

          Kenneth L. Nyer, M.D.          40           Director

     The Company's Board of Directors is divided into three classes of directors, A, B, and C. Class A Directors, Messrs. Nyer, Clifford, Lewis, and Ms. Wright, will be up for re-election in the year 1999. Class B Directors, Messrs. Boatwright, Dumouchel, and Dr. Nyer, will be up for re-election in the year 2001. Class C Director, Dr. Stanley Dudrick will be up for re-election in the year 2000.

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

     William J. Clifford, Jr. has been vice-president of sales and a director of the Company since December 1991, and vice-president and general manager of ADCO and ADCO South since 1988 and 1992, respectively. Mr. Clifford was a director of Vectors from June 1996 through April 30, 1997. From 1973 to 1988, Mr Clifford was general sales manager of ADCO. Mr. Clifford has over 26 years experience in the medical supply industry and possesses substantial experience in medical warehousing, purchasing, sales and sales management. He has been an employee of ADCO since 1973.

     Karen L. Wright has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997. She was appointed to the Board in April of 1997. She was also appointed to the Board of Nyle as a Director in 1998. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

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

     Delinquent Filings
     To the best of the Company's knowledge, Mr. Michael Anton, an officer and director of the Company's subsidiary, Anton, failed to timely file one Form 4, covering a transaction required to be filed with the Securities and Exchange Commission. Also, to the best of the Company's knowledge, Mr.
     Don Lewis and Dr. Gary Parker failed to file one Form 4, covering a transaction required to be filed with the Securities and Exchange Commission. To the best of the Company's knowledge Forms 3 and 5 have been filed, as required.

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

ITEM 11.  Executive Compensation.

     The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's chief executive officer. A subsidiary's president and chief executive officer received compensation exceeding $100,000 for the fiscal years ended December 31, 1998 and 1997. No other executive officer received compensation exceeding $100,000 for the fiscal years ended December 31, 1998, 1997, or 1996.

                Annual Compensation              Long Term Compensation
         Name and                                    Securities
         Principal                         Other  Restricted   Underlying LTIP
         Position         Year    Salary($)   Compensation($)  Options/SARS(#)
         Samuel Nyer      1998   $125,000     $4,200          40,000
         Chief            1997    125,000      4,200           30,000
         Executive        1996     86,538      4,200           90,000

         Doyle Boatwright 1998   $121,253     $7,320                0
         President and    1997    119,995      7,320                0
         Chief executive
         of an 80% owned subsidiary

     The Company has not paid any compensation to any person for serving as a director.

   Employment Agreements
     The Company employs its officers and employees pursuant to oral agree-ments, with the exception of Mr. Samuel Nyer, five minority shareholders of Eaton, and Doyle Boatwright.

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

     The Company entered into a five-year employment agreement, with a one-year non-compete, with five minority shareholders of Eaton. The base salary for each is $65,000 effective August 5, 1996. In August 1998, this was amended to a base salary for each of $78,000. Each agreement also provides for full insurance coverage on the Employee's personal vehicle and a vehicle allowance with an annual cost of $3,600. Each also receive life-insurance coverage in the aggregate amount of $800,000, including a separate single policy in the amount of $300,000, which the Employee's designee shall be the owner and beneficiary.

     In December 1996, the Company entered into a five-year written employment agreement with Mr. Boatwright at a base annual salary of $120,000. Mr. Boatwright receives a vehicle allowance of an annual cost of $7,320.

     The Company has an oral employment agreement with Mr. William J. Clifford, Jr. vice president and director, which provides for an annual base salary of $65,640 and use of an automobile, including all expenses associated with it at an annual cost of $14,440. The Company has an oral employment agreement with Ms. Karen L. Wright, treasurer, which provides for an annual base salary of $52,000. The Company also has an oral agreement with Michael Anton, president of Anton and Conway Associates, which provides for an annual salary of $78,000. Mr. Anton's is provided a vehicle allowance of an annual cost of $5,000. He also receives life-insurance coverage of $1,000,000 with 30% payable to the employees designated beneficiary and 70% with benefits payable to the Company.

     Stock Option Plans

     In July 1993, the Company established the 1993 Stock Option Plan (the "Plan") covering 150,000 shares of common stock which was approved by shareholders at the Company's annual meeting in October 1993. In 1995, the board of directors and the shareholders approved an amendment to the Plan by increasing the number of shares from 150,000 to 275,000 shares. The Plan provides: (a)officers and other employees of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted thereunder which qualify as incen-tive stock options ("ISOs") under Section 422(b) of the Internal Revenue Code of 1986, as amended and (b) directors, executive officers, employees and consultants of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted hereunder which do not qualify as ISOs ("Non-Qualified Options").
     The Plan is administered by the option committee which is comprised of Donald C. Lewis, Jr., and Dr. Kenneth L. Nyer, two of the Company's outside directors. The board of directors has the authority to (i) determine the employees of the Company and its subsidiaries to whom ISOs may be granted, and to determine to whom Non-Qualified Options may be granted; (ii)determine the time or times at which options may be granted;
     (iii) determine the exercise price of shares subject to options; (iv) determine whether options granted shall be ISOs or Non-Qualified Options;
     (v) determine the time or times when the options shall become exercisable, the duration of the exercise period and when the options shall vest; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any, and (vii) interpret the Plan and promulgate and rescind rules and regulations relating to it.

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

     In January 1995, the Company granted Mr. Sam Nyer, its president, non-qualified options to purchase 90,000 shares of common stock, exercisable at $2.31 per share vesting over a five-year period. Of the 90,000 options, 50,000 were exercised in 1996, the remaining 40,000 are vested.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth information as of December 31, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership           Class Owned

Common Stock, Samuel Nyer                 4,846,000 ,,,9        63.8%
Class A       c/o ADCO
Preferred     1292 Hammond Street
Stock, and    Bangor, Maine 04401
Class B
Preferred Stock

Common Stock  Nyle International Corp.    2,710,000                35.7%
and Class A   72 Center Street
Preferred     Brewer, Maine  04412
Stock

Common Stock  William J. Clifford, Jr.       20,000 8,                *
              1292 Hammond Street
              Bangor, Maine 04401

Common Stock  Karen L. Wright                14,000 8,,               *
              1292 Hammond Street
              Bangor, Maine 04401





ITEM 12. Security Ownership Of Certain Beneficial Owners And Management, continued:
                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership 5          Class Owned

Common Stock  Doyle W. Boatwright             8,000 8                  *
              6829 N. 12th Street
              Suite 207
              Phoenix, AZ 85014

Common Stock  Stanley Dudrick, M.D.           8,000                  *
              c/o St. Mary's Hospital
              56 Franklin Street
              Waterbury, CT 06706

Common Stock  David Dumouchel                12,000 8                *
              111 Canal Street
              Salem, MA  01970

Common Stock  Donald C. Lewis, Jr.           15,000 9,,            *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Kenneth L. Nyer, M.D           22,0009,14                *
              48 Old Orchard Road
              New Rochelle, New York 10804

All directors and executive officers      4,945,0005,6,7,8,9,10,   64.3%
       of the Company as a group (eight            11,12,13,14
       persons)5
       * less than 1% of class


ITEM 13. Certain Relationships and Related Transactions.

     Prior to 1991, the Company and Nyle each engaged in inter-company loans. At December 31, 1998, the Company was owed $34,488 by Nyle.
     As of March 31, 1999, Nyle owed the Company $35,253 (the addition being accrued interest). As of March 31, 1998, Nyle owed the Company $38,331. Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

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

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:// Samuel Nyer
                                        Samuel Nyer, President
                                        (Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated on the 14th day of April 1999.

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

     (CORPORATE SEAL)                            NYER MEDICAL GROUP, INC.



                                                 By:// Samuel Nyer
                                                    Samuel Nyer, President



















                       PricewaterhouseCoopers, L.L.P.


                     Consent of Independent Accountants

We consent to the incorporation by reference in the registration statement of Nyer Medical Group, Inc. on Form S-8 (File Nos. 333-05635 and 333-05647) of our report dated March 30, 1999, on our audits of the consolidated financial statements of Nyer Medical Group, Inc. as of December 31, 1998,
1997, and 1996, and for the years ended December 31, 1998, 1997, and 1996, which report is included in the Annual Report on Form 10-K.


/s/ PricewaterhouseCoopers, L.L.P.


April 15, 1999

















[ARTICLE] 5
[CIK] 0000884647
[NAME] NYER MEDICAL GROUP, INC

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               DEC-31-1998
[CASH]                                       4,136,988
[SECURITIES]                                         0
[RECEIVABLES]                                3,796,592
[ALLOWANCES]                                   188,706
[INVENTORY]                                  4,073,051
[CURRENT-ASSETS]                            11,923,600
[PP&E]                                       2,405,850
[DEPRECIATION]                                 902,872
[TOTAL-ASSETS]                              14,412,042
[CURRENT-LIABILITIES]                        3,513,179
[BONDS]                                      1,121,164
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                           341
[OTHER-SE]                                   9,032,524
[TOTAL-LIABILITY-AND-EQUITY]                14,412,042
[SALES]                                     37,204,465
[TOTAL-REVENUES]                            37,204,465
[CGS]                                       29,327,426
[TOTAL-COSTS]                               29,327,426
[OTHER-EXPENSES]                             7,977,286
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             122,397
[INCOME-PRETAX]                              (222,464)
[INCOME-TAX]                                 ( 55,747)
[INCOME-CONTINUING]                          (278,211)
[DISCONTINUED]                             (1,561,980)
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (1,840,191)
[EPS-PRIMARY]                                    (.54)
[EPS-DILUTED]                                        0