Form 10-Q
period 1999-03-31
NYER MEDICAL GROUP INC
filed 1999-05-24
CIK 884647

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1999


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

As of May 21, 1999, there were outstanding, 3,407,093 shares of common stock,par value $.0001 per share.










  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1999




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, March 31, 1999
                and December 31, 1998                                3-4


                Consolidated Statements of Operations, Three Months
                Ended March 31, 1999 and March 31, 1998               5



                Consolidated Statements of Cash Flows, Three Months
                Ended March 31, 1999 and March 31, 1998              6-7


                Notes to Consolidated Financial Statements                 8


  Item 2.  Management's Discussion and Analysis of
                First Quarter 1999 Results                           9-15



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         15


           Signatures                                                16













     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1999

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                          March 31,    December 31,
                                              1999         1998
Current assets:
  Cash and cash equivalents              $3,860,397    $ 4,136,988
  Accounts receivable, less
    allowance for doubtful accounts
    of $165,764 at March 31, 1999
    and $188,076 at December 31, 1998     2,882,054      3,560,377
  Inventories, net                        4,269,716      4,073,051
  Prepaid expenses                          109,974        105,045
  Receivables from related parties           46,203         48,139

            Total current assets         11,168,344     11,923,600

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    398,482        381,702
  Machinery and equipment                   252,717        223,807
  Transportation equipment                  291,513        260,285
  Office furniture, fixtures,
    and equipment                           810,333        805,748

                                          2,487,353      2,405,850
  Less accumulated depreciation
    and amortization                       (951,525)      (902,872)

                                          1,535,828      1,502,978
Goodwill and other deferred assets,
  net of accumulated amortization of
  $419,933 and $386,171 at March 31,
  1999 and December 31, 1998,
  respectively                              769,047        802,809
Advances due from related companies          35,253         34,488
Other                                       145,121        148,167

                                            949,421        985,464

            Total assets                $13,653,593    $14,412,042






     See accompanying notes to consolidated financial statements.




     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1999

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          March 31,    December 31,
                                              1999         1998

Current liabilities:
  Notes payable due related parties      $   120,000    $  120,000
  Current portion of long-term debt          431,132       236,669
  Accounts payable                         2,298,994     2,627,292
  Accrued payroll and related taxes          118,354       206,465
  Accrued expenses and other
    liabilities                              112,254       322,753

           Total current liabilities       3,080,734     3,513,179


Notes payable due related party,
  net of current portion                     502,820       522,820
Long-term debt, net of current
  portion                                    439,910       480,711
Minority interest                            716,030       744,357
Deferred credits                             107,609       118,109

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at March 31, 1999 and
    December 31, 1998
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued: 3,407,093 at March 31, 1999
    and December 31, 1998                        341           341
   Additional paid-in capital             15,238,376    15,238,376
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    March 31, 1999 and
    December 31, 1998)                       (52,249)      (52,249)
   Accumulated deficit                    (6,264,479)   (6,038,103)

     Total shareholders' equity            8,806,490     9,032,866

            Total liabilities and
              shareholders' equity       $13,653,593   $14,412,042

     See accompanying notes to consolidated financial statements.



     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                  March 31,      March 31,
                                    1999           1998

Net sales                        $9,454,434     $7,899,806

Cost and expenses:
  Cost of goods sold              7,630,129      6,195,379
  Selling and retail              1,377,738      1,313,309
  Warehouse and delivery             85,532         89,221
  Administrative                    713,063        617,400
                                  9,806,462      8,215,309

        Operating loss             (352,028)      (315,503)

Other income (expense):
  Interest expense                  (24,075)       (28,118)
  Interest income                    74,700         98,758
  Other                              46,700
        Total other income           97,325         70,640

         Loss before
         minority interest         (254,703)      (244,863)
 Minority interest                    28,327         27,105

     Loss from continuing
         operations before
         income taxes              (226,376)      (217,758)
       Income taxes                                (12,504)
     Loss from continuing
         operations
         after income taxes      $ (226,376)      (230,262)

Discontinued operations
     Loss from operations of
         discontinued
         subsidiary-
         Genetic Vectors                          (117,431)
     Net Loss                    $ (226,376)    $ (347,693)

  Basic and diluted loss per
   common share from continuing
    operations                   $     (.07)    $     (.07)
  Basic and diluted loss per common
    share from discontinued
    operations                                        (.03)
  Basic and diluted loss per
    common share                 $     (.07)    $     (.10)

Weighted average common shares
    outstanding                   3,403,101       3,407,093

     See accompanying notes to consolidated financial statements.

     FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  March 31,      March 31,
                                    1999           1998
  Cash flows from operating
      activities:
  Net loss                       $ (226,376)    $ (347,693)
  Adjustments to reconcile to net cash
      used in operating activities:
  Loss of unconsolidated
      subsidiary                                   117,431
  Depreciation and amortization       86,025        92,884
  Gain on disposal of property, plant
      and equipment                                  1,700
  Gain on sale of pharmacy          (25,000)
  Minority interest                 (28,327)       (27,105)
   Changes in certain working capital
      elements                     (184,543)      (546,771)
      Net cash flows used in
           operating activities    (378,221)      (709,554)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                     (82,962)       (56,995)
  Proceeds from sale of pharmacy     50,800
  Net change in advances due from
      related companies                (765)         2,287
  Decrease (increase) in other
      assets, net                       895        (24,555)
      Net cash used in investing
           activities               (32,032)       (79,263)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt               200,000        106,424
  Payments of long-term debt       (46,338)       (46,453)
  Net (repayments to)proceeds from
      notes due related parties    (20,000)        (6,000)

      Net cash provided by
           financing activities    133,662         53,971
Net decrease in cash
      and cash equivalents        (276,591)      (734,846)
Cash and cash equivalents at
      beginning of period        4,136,988      4,497,010
Cash and cash equivalents at
      end of period             $3,860,397     $3,762,164





     See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  March 31,    March 31,
                                    1999         1998


Changes in certain working capital
     elements:
  Accounts receivable, net      $  678,323   $ (115,590)
  Inventories                     (222,465)    (229,847)
  Prepaid expenses                  (4,929)      (3,467)
  Receivables from related parties   1,936      (27,952)
  Decrease in deferred credits     (10,500)     (10,000)
  Accounts payable                (328,298)      38,019
  Accrued payroll and related
      taxes                        (88,111)     (21,669)
 Accrued expenses and other
      liabilities                 (210,499)    (176,264)
     Net change                 $ (184,543)  $ (546,770)





                                   Three Months Ended


                                  March 31,   March 31,
                                    1999        1998

Cash paid during the first
    three months:
     Interest                   $   19,144   $   26,101






















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 1999
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations

Quarter Ended March 31, 1999 as compared to Quarter Ended March 31, 1998.

NET SALES. Total sales for the first quarter of 1999 increased 19.7% over the first quarter of 1998 to $9,454,434, representing an increase of $1,554,628.

The following table shows sales by subsidiary for first quarter of 1999 and 1998:

                     March 31,        March 31,
Subsidiary             1999             1998    % increase (decrease)
Eaton               $5,697,864      $5,023,245        13.4%
Anton                  709,421         741,013        (4.3)
ADCO                 1,355,922       1,298,842         4.4
SCBA                     4,296           8,278       (48.1)
ADCO South             280,433         281,334           -
Conway               1,382,612         547,094       152.7
Nyer Diabetic           23,886                       100.0
                    $9,454,434      $7,899,806

     The major reason for the increase in sales was due to Conway's three fire truck deliveries in the first quarter of 1999 as compared to no fire truck deliveries in the first quarter of 1998. Eaton's increase was due to the acquisition of two pharmacies in the first quarter of 1998.

GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 19.3% in 1999 as compared 21.6% for the first quarter of 1998.

  FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175      MARCH 31, 1999
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

The following is a table of gross margins by subsidiary for the first quarter of 1999 and 1998:

               March 31,        March 31,
Subsidiary        1999             1998
Eaton             20.2%            21.8%
Anton             19.6             14.6
ADCO              24.8             24.6
SCBA              41.2             61.6
ADCO South        29.1             24.4
Conway             8.1             14.5
Nyer Diabetic     19.1                -


     Eaton's gross margin declined due to lower reimbursements from insurance companies, medicare and medicaid. They believe they can off set this decline by increased sales volume. Anton's increase was the result of higher supplies sales and lower sales in equipment sales (supplies sales generally have a higher gross profit margin than equipment sales). Conway's decrease in margin was the result of three fire truck deliveries in the first quarter of 1999 as compared to no fire truck deliveries in the first quarter of 1998. Fire trucks and equipment sales are sold at lower gross margins. The average gross profit margin for fire trucks is between 3-7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 7.7% in 1999 to $2,176,333 from $2,019,930 in 1998. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                    March 31,        March 31,
Subsidiary            1999             1998
Eaton              $ 1,234,575     $ 1,043,856
Anton                  178,629         193,543
ADCO                   353,530         344,154
SCBA                     2,324             694
ADCO South              64,441          64,986
Corporate               95,006          87,240
Conway                 141,340         173,036
Nyle Home Health           317             183
Nyer Diabetic           23,541               -
Nyer Nutritional        82,630         112,238
                   $ 2,176,333     $ 2,019,930

     The main increases came from Eaton's acquisition of two additional drug stores. Anton's and Conway's decrease is due to less personnel costs.

NET LOSS. In total, the Company experienced a net loss of $226,376 in 1999 as compared to a net loss of $347,693 in 1998. The Company sustained a loss from continuing operations before taxes of $226,376 in 1999 as compared to a loss of $217,758 in 1998.


  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations: continued,

The following table summarizes the loss from continuing operations by subsidiary:

                     March 31,        March 31,
Subsidiary             1999             1998
Eaton               $  (47,028)      $   53,966
Anton                  (35,580)         (72,313)
ADCO                   (17,312)         (29,729)
SCBA                    (2,244)           1,728
ADCO South              12,856             (913)
Corporate                1,275           32,265
Conway                 (28,455)         (79,295)
Nyle Home Health          (317)            (183)
Nyer Diabetic          (18,982)
Nyer Nutritional       (90,589)        (123,284)
                    $ (226,376)      $ (217,758)

     The majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $90,589 for the first quarter of 1999 as compared to a loss of $123,284 for the same period of 1998. Nyer Nutritional generated no revenues for the first quarter of 1999 and is the process of completing its new packaging for their product line. Eaton incurred additional overhead costs associated with its sale of a store and the implementation of a new computer system. ADCO's loss of $17,312 as compared to a loss of $29,729 in 1998, can be attributed to increased sales and margin which was partially off set by costs associated with the start up of its respiratory division in February of 1999 which had minimal sales to offset the additional overhead. Corporate's reduced net income of $1,275 as compared to a net income of $32,265 in 1998, is attributable to increased overhead for public relations and the Company had less interest income for the first quarter of 1999 as compared to 1998. ADCO South's net income was the result of increased gross profit margins. ADCO South also had minimal equipment sales for the first quarter of 1999 as compared to 1998. Anton and Conway's reduction in their losses is due to less personnel costs. Nyer Nutritional's decrease in overhead was due to less selling and show expenses for the first quarter of 1999 as compared to 1998's first quarter.

     The Company currently owns 739,216 shares (or 31.5%) of the outstanding common stock of Vectors.

     In December 1998, the Company wrote down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment.

    Net interest expense as a percentage of sales was less than 1% in the first three months of 1999 and 1998, respectively.




  FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS


Liquidity and Capital Resources


     In January 1999, the Company sold certain assets of a pharmacy for cash.

     During the first quarter of 1999, the Company's pharmacy chain borrowed on its line of credit in the amount of $200,000. The interest rate is prime which was 7.75% as of May 21, 1999.

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


  FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS


Liquidity and Capital Resources, continued


     At this time, the Company is in the process of developing a contingency plan for its systems that are not Year 2000 compliant and intends to have it in place by late second quarter of 1999.

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



Quarter Ended March 31, 1998 as compared to Quarter Ended March 31, 1997.

     Total revenues for the first quarter of 1998 increased 16% over the first quarter of 1997 to $7,899,806, representing an increase of $1,083,562.

The following table shows revenues of the Company's principal subsidiaries:

                     March 31,        March 31,
Subsidiary             1998             1997    % increase (decrease)
Eaton               $5,023,245      $4,028,499        24.7%
Anton                  741,013         554,102        33.7
ADCO                 1,298,842       1,325,294        (2.0)
SCBA                     8,278          16,177       (48.8)
ADCO South             281,334         263,099         7.0
Conway                 547,094         629,073       (13.0)
                    $7,899,806      $6,816,244

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



  FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175      MARCH 31, 1999
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

The following is a table of gross margins of the Company's principal subsidiaries for the first quarter of 1998 and 1997:

               March 31,        March 31,
Subsidiary        1998             1997
Eaton             21.8%            21.1%
Anton             14.6             15.6
ADCO              24.6             25.1
SCBA              61.6             86.2
ADCO South        24.4             30.3
Conway            14.5             14.8

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









  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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








  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  PART II




  Item 3:  Other information

    The Company is still actively seeking to acquire medical related companies.













































  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  May 24, 1999                          /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  May 24, 1999                          /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)