Form 10-Q/A
period 1999-03-31
NYER MEDICAL GROUP INC
filed 1999-05-26
CIK 884647

FORM 10-Q/A No. 1

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






FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1999




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, March 31, 1999
                and December 31, 1998                                3-4


           Consolidated Statements of Operations, Three Months
                Ended March 31, 1999 and March 31, 1998               5



           Consolidated Statements of Cash Flows, Three Months
                Ended March 31, 1999 and March 31, 1998              6-7


           Notes to Consolidated Financial Statements                8-9


  Item 2.  Management's Discussion and Analysis of
                First Quarter 1999 Results                          10-16



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         17


           Signatures                                                18














FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC   000-20175        MARCH 31, 1999

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

FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC   000-20175        MARCH 31, 1999

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

     See accompanying notes to consolidated financial statements.
FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC   000-20175        MARCH 31, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                  March 31,      March 31,
                                    1999           1998

Net sales                        $9,454,434     $7,899,806

Cost and expenses:
  Cost of goods sold              7,630,129      6,195,379
  Selling and retail              1,377,738      1,313,309
  Warehouse and delivery             85,532         89,221
  Administrative                    713,063        617,400
                                  9,806,462      8,215,309

        Operating loss             (352,028)      (315,503)

Other income (expense):
  Interest expense                  (24,075)       (28,118)
  Interest income                    74,700         98,758
  Other                              46,700
        Total other income           97,325         70,640

         Loss before
         minority interest         (254,703)      (244,863)
 Minority interest                    28,327         27,105

     Loss from continuing
         operations before
         income taxes              (226,376)      (217,758)
       Income taxes                                (12,504)
     Loss from continuing
         operations
         after income taxes        (226,376)      (230,262)

Discontinued operations
     Loss from operations of
         discontinued
         subsidiary-
         Genetic Vectors                          (117,431)
     Net Loss                    $ (226,376)    $ (347,693)

  Basic and diluted loss per
   common share from continuing
    operations                   $     (.07)    $     (.07)
  Basic and diluted loss per common
    share from discontinued
    operations                                        (.03)
  Basic and diluted loss per
    common share                 $     (.07)    $     (.10)
Weighted average common shares
    outstanding                   3,403,101      3,407,093
     See accompanying notes to consolidated financial statements.
FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC   000-20175        MARCH 31, 1999

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



     See accompanying notes to consolidated financial statements.
FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC   000-20175        MARCH 31, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  March 31,    March 31,
                                    1999         1998


Changes in certain working capital
     elements:
  Accounts receivable, net      $  678,323   $ (115,590)
  Inventories                     (222,465)    (229,847)
  Prepaid expenses                  (4,929)      (3,467)
  Receivables from related parties   1,936      (27,952)
  Decrease in deferred credits     (10,500)     (10,000)
  Accounts payable                (328,298)      38,019
  Accrued payroll and related
      taxes                        (88,111)     (21,669)
 Accrued expenses and other
      liabilities                 (210,499)    (176,265)
     Net change                 $ (184,543)  $ (546,771)





                                   Three Months Ended


                                  March 31,   March 31,
                                    1999        1998

Cash paid during the first
    three months:
     Interest                   $   19,144   $   26,101


















FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC   000-20175        MARCH 31, 1999
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2.  Business Segments:

    The Company had four active business segments in 1999, and 1998:
(1)wholesale and retail sale of surgical, diabetic, medical equipment and supplies, (2) nutritional supplies (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (4) retail pharmacy drug store chain. Business segments are determined based on products or services offered for sale.

    Summary data for the quarter ended March 31, 1999 is as follows:

            Diabetic,
         Medical, and    Nutritional    EMT, Fire, Police  Pharmacy
        Surgical Supplies  Supplies    Equip and Supplies  Chain     Corporate
Net Sales    $1,660,241                   $2,096,329     $ 5,697,864
Operating
(loss)income    (19,757)   $(84,588)         (69,701)        (82,976)$  (95,006)
Total assets  2,720,611     401,979        2,000,177       5,001,220  3,529,606
Capital
Expenditures     31,788       2,275           17,669          31,230
Depreciation
and
amortization     17,057      14,242           18,987          34,485      1,254
Interest income  (4,655)                                     (11,713)   (58,332)
Interest
expense           8,652                          398          15,025








FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


2.  Business Segments, continued

    Summary data for the quarter ended March 31, 1999 is as follows: continued

              Consolidated
Net Sales     $9,454,434
Operating
(loss)income     (352,028)
Total assets   13,653,593
Capital
Expenditures       82,962
Depreciation
and
amortization       86,025
Interest income   (74,700)
Interest
expense            24,075

    Summary data for the quarter ended March 31, 1998 is as follows:

            Diabetic,
         Medical, and    Nutritional    EMT, Fire, Police  Pharmacy
        Surgical Supplies  Supplies    Equip and Supplies  Chain     Corporate
Net Sales    $1,580,175                   $1,296,386     $ 5,023,245
Operating
(loss)income    (19,462)  $(117,284)        (173,832)         69,817 $  (74,742)
Total assets  2,805,028     357,952        2,454,404       4,532,605  5,521,518
Capital
Expenditures      2,941                          419          53,635
Depreciation
and
amortization     24,445      12,946           17,195          37,608        690
Interest income  (1,617)                                     (13,103)   (84,038)
Interest
expense          12,981                          769          14,368
Income tax
expense                                                       12,504



              Consolidated
Net Sales     $ 7,899,806
Operating
(loss)income     (315,503)
Total assets   15,671,507
Capital
Expenditures       56,995
Depreciation
and
amortization       92,844
Interest income   (98,758)
Interest
expense            28,118
Income tax
expense            12,504



FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1999

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




FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1999

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










FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.   000-20175       MARCH 31, 1999

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


FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.   000-20175       MARCH 31, 1999

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




FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.   000-20175       MARCH 31, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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





FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 1999

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



FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.   000-20175       MARCH 31, 1999

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



FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.   000-20175       MARCH 31, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)





                                   PART II




  Item 3:  Other information

    The Company is still actively seeking to acquire medical related companies.




































FORM 10-Q/A No. 1   NYER MEDICAL GROUP, INC.   000-20175       MARCH 31, 1999

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  May 26, 1999                          /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  May 26, 1999                          /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)