Form 10-Q
period 1999-06-30
NYER MEDICAL GROUP INC
filed 1999-08-23
CIK 884647

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For the Quarter Ended June 30, 1999


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

As of August 23, 1999, there were outstanding, 3,407,093 shares of common stock,par value $.0001 per share.





FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1999




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, June 30, 1999
                and December 31, 1998                                3-4


           Consolidated Statements of Operations, Three Months
                Ended June 30, 1999 and June 30, 1998                 5


           Consolidated Statements of Operations, Six Months
                Ended June 30, 1999 and June 30, 1998                 6


           Consolidated Statements of Cash Flows, Six Months
                Ended June 30, 1999 and June 30, 1998               7-8


           Notes to Consolidated Financial Statements               9-10


  Item 2.  Management's Discussion and Analysis of
                Second Quarter 1999 Results                         11-16



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         16


           Signatures                                                16











FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1999

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                         (Unaudited)
                                          June 30,    December 31,
                                              1999         1998
Current assets:
  Cash and cash equivalents              $3,216,816    $ 4,136,988
  Accounts receivable, less
    allowance for doubtful accounts
    of $165,240 at June 30, 1999
    and $188,076 at December 31, 1998     2,995,965      3,560,377
  Inventories, net                        4,190,027      4,073,051
  Prepaid expenses                          187,439        105,045
  Receivables from related parties           50,823         48,139

            Total current assets         10,641,070     11,923,600

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    500,919        381,702
  Machinery and equipment                   267,336        223,807
  Transportation equipment                  319,641        260,285
  Office furniture, fixtures,
    and equipment                           918,966        805,748

                                          2,741,170      2,405,850
  Less accumulated depreciation
    and amortization                       (991,775)      (902,872)

                                          1,749,394      1,502,978
Goodwill and other deferred assets,
  net of accumulated amortization of
  $455,363 and $386,171 at June 30,
  1999 and December 31, 1998,
  respectively                              733,617        802,809
Advances due from related companies          31,254         34,488
Other                                       146,996        148,167

                                            911,867        985,464

            Total assets                $13,302,331    $14,412,042






     See accompanying notes to consolidated financial statements.

FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1999
                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          June 30,    December 31,
                                              1999         1998

Current liabilities:
  Notes payable due related parties      $   120,000    $  120,000
  Current portion of long-term debt          430,786       236,669
  Accounts payable                         2,402,967     2,627,292
  Accrued payroll and related taxes          159,901       206,465
  Accrued expenses and other
    liabilities                               61,354       322,753

           Total current liabilities       3,175,008     3,513,179


Notes payable due related party,
  net of current portion                     482,820       522,820
Long-term debt, net of current
  portion                                    391,392       480,711
Minority interest                            684,286       744,357
Deferred credits                              90,207       118,109

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at June 30, 1999 and
    December 31, 1998
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued: 3,407,093 at June 30, 1999
    and December 31, 1998                        341           341
   Additional paid-in capital             15,238,376    15,238,376
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    June 30, 1999 and
    December 31, 1998)                       (52,249)      (52,249)
   Accumulated deficit                    (6,592,351)   (6,038,103)

     Total shareholders' equity            8,478,618     9,032,866

            Total liabilities and
              shareholders' equity       $13,302,331   $14,412,042

     See accompanying notes to consolidated financial statements.



FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1999
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                           Three Months Ended
                                         June 30,      June 30,
                                           1999           1998

Net sales                               $9,504,138     $9,690,662

Cost and expenses:
  Cost of goods sold                     7,747,458      7,535,193
  Selling and retail                     1,412,382      1,381,100
  Warehouse and delivery                    86,656         82,519
  Administrative                           653,031        675,142
                                         9,899,527      9,673,954

        Operating (loss) income           (395,389)        16,708

Other income (expense):
  Interest expense                         (20,406)       (14,080)
  Interest income                           44,576         36,870
  Other                                     11,604         10,244
        Total other income                  35,774         33,034

         (Loss) income before
         minority interest                (359,615)        49,742
 Minority interest                          31,744        (53,893)

     Loss from continuing operations
         before income taxes              (327,871)        (4,151)
       Income taxes                                        12,504
     (Loss) income from
         continuing operations
         after income taxes               (327,871)         8,353

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors                        (195,679)
     Gain on sale of Genetic Vectors'
       stock                                              146,862
       Loss from discontinued subsidiary
         Genetic Vectors                                  (48,817)

       Net Loss                         $ (327,871)    $  (40,464)

  Basic and diluted loss per common
    share from continuing operations    $     (.10)    $      .00
  Basic and diluted loss per common
    share from discontinued operations                       (.01)
  Basic and diluted loss per
    common share                        $     (.10)    $     (.01)
Weighted average common shares
    outstanding                          3,407,093      3,403,467

    See accompanying notes to consolidated financial statements.


FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)


                                           Six Months Ended
                                         June 30,      June 30,
                                           1999           1998

Net sales                               $18,958,572     $17,590,468

Cost and expenses:
  Cost of goods sold                     15,377,588      13,730,572
  Selling and retail                      2,790,122       2,694,409
  Warehouse and delivery                    172,185         171,740
  Administrative                          1,366,094       1,292,541
                                         19,705,989      17,889,262

        Operating loss                    (747,417)       (298,794)

Other income (expense):
  Interest expense                         (44,481)        (42,198)
  Interest income                          119,275         135,628
  Other                                     58,304          10,243
        Total other income                 133,098         103,673

         Loss before minority interest    (614,319)       (195,121)
 Minority interest                          60,071         (26,788)

     Loss from continuing operations
       before income taxes                (554,248)       (221,909)

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors                         (313,110)
     Gain on sale of Genetic Vectors'
       stock                                               146,862
       Loss from discontinued subsidiary
         Genetic Vectors                                  (166,248)
       Net Loss                         $ (554,248)     $ (388,157)

  Basic and diluted loss per
   common share from continuing
    operations                         $     (.16)      $     (.06)
  Basic and diluted loss per common
    share from discontinued
    operations                                                (.05)
  Basic and diluted loss per
    common share                       $     (.16)      $     (.11)
Weighted average common shares
    outstanding                         3,407,093        3,406,189


     See accompanying notes to consolidated financial statements.

FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1999
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                         June 30,      June 30,
                                           1999           1998
  Cash flows from operating
      activities:
  Net loss                              $ (554,248)    $ (388,157)
  Adjustments to reconcile to net cash
      used in operating activities:
  Loss of unconsolidated
      subsidiary                                          313,110
  Depreciation and amortization            243,176        186,148
  Gain on disposal of property, plant
      and equipment
  Gain on sale of pharmacy                 (25,000)
  Minority interest                        (60,071)       (26,788)
   Changes in certain working capital
      elements                            (312,149)      (441,204)
      Net cash flows used in
           operating activities           (708,292)      (356,891)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                           (337,490)      (121,800)
  Proceeds from sale of pharmacy            50,800
  Proceeds from sale of Genetic
      Vectors' stock                                      146,862
  Proceeds from sale of other
      equity securities                                    15,787
  Net change in advances due from
      related companies                      3,234          4,508
  Decrease (increase) in other
      assets, net                              895        (87,764)
      Net cash used in investing
           activities                     (282,561)       (42,407)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                       200,000        176,971
  Payments of long-term debt               (89,319)       (77,576)
  Net (repayments to)proceeds from
      notes due related parties            (40,000)       (12,000)
  Payments for purchase of treasury stock                 (52,248)

      Net cash provided by
           financing activities             70,681         35,147
Net decrease in cash
      and cash equivalents                (920,172)      (415,422)
Cash and cash equivalents at
      beginning of period                4,136,988      4,497,010
Cash and cash equivalents at
      end of period                     $3,216,816     $4,081,588
     See accompanying notes to consolidated financial statements.


FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  June 30,    June 30,
                                    1999         1998


Changes in certain working capital
     elements:
  Accounts receivable, net      $  564,412   $ (134,548)
  Inventories                     (116,976)     (53,153)
  Prepaid expenses                 (82,394)     (27,307)
  Receivables from related parties  (2,684)     (31,594)
  Decrease in deferred credits     (27,902)     (25,547)
  Accounts payable                (224,325)     107,318
  Accrued payroll and related
      taxes                        (46,564)      (3,029)
 Accrued expenses and other
      liabilities                 (375,716)    (273,344)
     Net change                 $ (312,149)  $ (441,204)





                                   Six Months Ended


                                  June 30,   June 30,
                                    1999        1998

Cash paid during the first
    six months:
     Interest                   $   39,550   $   40,181







FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 1999
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    Summary data for the quarter ended June 30, 1999 is as follows:

            Diabetic,
         Medical, and    Nutritional    EMT, Fire, Police  Pharmacy
        Surgical Supplies  Supplies    Equip and Supplies  Chain     Corporate
Net Sales    $3,514,216                   $3,379,788     $12,064,568
Operating
(loss)income    (39,839)   $(223,916)       (112,075)       (168,077)$ (203,510)
Total assets  2,474,432      333,811       2,089,854       5,206,952  3,197,282
Capital
Expenditures     91,003        2,275          35,349         208,863
Depreciation
and
amortization     51,729       28,030          37,767         123,143      2,507
Interest income  (6,956)                                     (13,789)   (98,530)
Interest
expense          18,107                          530          25,844




FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


2.  Business Segments, continued

    Summary data for the quarter ended June 30, 1999 is as follows: continued

              Consolidated
Net Sales     $18,958,572
Operating
(loss)income     (747,416)
Total assets   13,302,331
Capital
Expenditures      337,490
Depreciation
and
amortization      243,176
Interest income  (119,275)
Interest
expense            44,481

    Summary data for the quarter ended June 30, 1998 is as follows:

            Diabetic,
         Medical, and    Nutritional    EMT, Fire, Police  Pharmacy
        Surgical Supplies  Supplies    Equip and Supplies  Chain     Corporate
Net Sales    $3,135,499    $102,291       $3,609,401     $10,743,277
Operating
(loss)income    (37,074)   (249,854)          26,391         146,803 $ (185,060)
Total assets  2,683,156     335,857        2,388,512       4,968,977  5,210,711
Capital
Expenditures     12,841                          419         108,540
Depreciation
and
amortization     50,884      25,892           34,218          72,334      2,820
Interest income  (3,539)                                     (38,785)   (93,304)
Interest
expense          25,429                        1,392          15,377




              Consolidated
Net Sales     $17,590,468
Operating
(loss)income     (298,794)
Total assets   15,587,213
Capital
Expenditures      121,800
Depreciation
and
amortization      186,148
Interest income  (135,628)
Interest
expense            42,198






FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS


  Results of Operations

Quarter Ended June 30, 1999 as compared to Quarter Ended June 30, 1998.

NET SALES. Total sales for the first six months of 1999 increased 7.8% over the same period of 1998 to $18,958,572, representing an increase of $1,368,104.

The following table shows sales by subsidiary for the first six months of 1999 and 1998:
                             Six months ended
                     June 30,          June 30,
Subsidiary             1999             1998    % increase (decrease)
Eaton               $12,064,568     $10,743,277       12.3%
Anton                 1,513,771       1,748,007      (13.4)
ADCO                  2,906,020       2,576,869       12.8
SCBA                     16,415          24,505      (33.0)
ADCO South              560,170         558,630          -
Conway                1,849,601       1,836,889         .7
Nyer Nutritional                        102,291     (100.0)
Nyer Diabetic            48,027                      100.0
                    $18,958,572      $17,590,468

     The major reason for the increase in sales was due to Eaton's increase of approximately $1.3.

The following table shows sales by subsidiary for three months ended June 30, 1999 and 1998:
                        Three months ended
                      June 30,          June 30,
Subsidiary             1999             1998    % increase (decrease)
Eaton                $6,366,704      $5,720,032       11.3%
Anton                   804,350       1,006,994      (20.1)
ADCO                  1,550,098       1,278,027       21.3
SCBA                     12,119          16,227      (25.3)
ADCO South              279,737         277,296          -
Conway                  466,989       1,289,795      (63.8)
Nyer Nutritional              -         102,291     (100.0)
Nyer Diabetic            24,141                      100.0
                     $9,504,138      $9,690,662



GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 18.9% for the first six months of 1999 as compared 21.9% for the same period in 1998.


FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,


The following is a table of gross margins by subsidiary for the first six months 1999 and 1998 and for three months ended June 30, 1999 and 1998:

                  For six months ended         For three months ended
                June 30,          June 30,      June 30,     June 30,
Subsidiary        1999             1998         1999         1998
Eaton             18.2%            20.8%        19.4%        19.4%
Anton             22.0             17.7         20.0         20.0
ADCO              24.4             25.0         25.3         25.3
SCBA              28.6             68.0         24.1         71.0
ADCO South        26.6             23.6         22.7         22.7
Conway            10.4             26.5         31.0         31.0
Nyer Nutritional     -             28.7         28.7         28.7
Nyer Diabetic     27.8                -                         -

     Eaton's gross margin declined due to lower reimbursements from insurance companies, medicare and medicaid. They believe they can off set this decline by increased sales volume. Anton's increase was the result of higher supplies sales and lower sales in equipment sales (supplies sales generally have a higher gross profit margin than equipment sales). Conway's decrease in margin was the result of three fire truck deliveries in the first quarter of 1999. Fire trucks and equipment sales are sold at lower gross margins. The average gross profit margin for fire trucks is between 3-7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 4.1% in 1999 to $4,328,401 from $4,158,690 in 1998. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                         Six months ended            Three months ended
                    June 30,        June 30,         June 30,        June 30,
Subsidiary            1999             1998             1999            1998
Eaton              $ 2,361,979     $ 2,088,087      $ 1,127,406     $ 1,044,231
Anton                  362,438         399,711          183,809         206,168
ADCO                   744,881         684,928          391,350         340,774
SCBA                     2,324           2,885                -           2,192
ADCO South             124,661         131,099           60,220          66,113
Corporate              203,511         185,060          108,506          97,820
Conway                 285,092         387,625          143,752         214,473
Nyle Home Health           436              66              119               -
Nyer Diabetic           43,909               -           20,368               -
Nyer Nutritional       199,170         279,229          116,539         166,990
                   $ 4,328,401     $ 4,158,690      $ 2,152,069     $ 2,138,761




FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

     The main increases came from Eaton due to increased personnel costs. Anton's and Conway's decrease is due to less personnel costs. Nyer Nutritional had decreased marketing expenses in 1999 as compared to 1998.

NET LOSS. In total, the Company experienced a net loss of $554,248 in 1999 as compared to a net loss of $221,909 in 1998 from continuing operations.

The following table summarizes the loss from continuing operations by subsidiary:
                            Six months ended          Three months ended
                      June 30,        June 30,    June 30,        June 30,
Subsidiary             1999             1998        1999             1998
Eaton               $ (129,800)      $  107,555   $ (82,771)     $  53,589
Anton                  (28,098)         (79,702)      7,483        (10,431)
ADCO                   (35,372)         (48,732)    (18,060)       (19,003)
SCBA                    (1,703)           7,426         541          5,698
ADCO South              15,362           (8,686)      2,506          7,773
Corporate              (27,060)          (9,023)    (28,335)        58,712
Conway                 (80,682)          71,874     (52,227)        51,169
Nyle Home Health          (436)            (767)       (119)          (584)
Nyer Diabetic          (30,543)               -     (11,562)             -
Nyer Nutritional      (235,916)        (261,854)   (145,327)      (138,570)
                    $ (554,248)      $ (221,909)  $(327,871)     $   8,353

     The majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $235,916 for the first six months of 1999 as compared to a loss of $261,854 for the same period in 1998. Nyer Nutritional generated no revenues for the first six months of 1999. The Company has signed a letter of intent to sell Nyer Nutritional Systems. See Liquidity and Capital Resources section. Eaton incurred additional overhead costs associated with its sale of a store, the implementation of a new computer system, and have seen a decline in their margins due to lower than expected reimbursements from the insurance companies. ADCO's loss of $35,372 as compared to a loss of $48,732 in 1998, can be attributed to increased sales and margin which was partially off set by costs associated with the start up of its respiratory division in February of 1999 (which had minimal sales to offset the additional overhead) and the development of an interactive web site which added additional overhead with no sales to offset the costs until the third quarter of 1999. Corporate had a loss due to less interest income which help to reduce corporate overhead costs and additional overhead for public relations. ADCO South's net income was the result of increased gross profit margins. ADCO South also had minimal equipment sales for the second quarter of 1999 as compared to 1998. Anton and reduction in their losses is due to less personnel costs due to less sales. Conway had a change over in their sales force in the fourth quarter of 1998 and is just now starting to see increased sales due to the hiring of two new salesmen. Nyer Nutritional's decrease in overhead was due to less selling and show expenses for the second quarter of 1999 as compared to 1998's second quarter.

FORM 10-Q           NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     During the first quarter of 1999, the Company's pharmacy chain borrowed on its line of credit in the amount of $200,000. The interest rate is prime which was 8.00% as of August 23, 1999.

     The Company anticipates at current cash levels is adequate to fund the operating needs and potential acquisitions for the foreseeable future.

     The Company has signed a letter of intent to sell its 80% interest in Nyer Nutritional Systems, Inc., to a national medical distributing organization. Since its acquisition in December of 1996, this division has incurred continuous losses. The Company feels that this is a positive move to streamline operations and provide increased shareholder value.

The selling price consists of a cash payment at closing and a percentage of sales over a period of time. The acquisition is subject to a definitive asset purchase agreement. It is anticipated that this will close within the next 40 days.

Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements made above relating to the anticipated closing of the transaction and receipt of future revenues are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some or all of the results we anticipate from these forward-looking statements may not occur. Important factors that could occur include contractual or due diligence issues may arise which could cause the buyer not to close the proposed transaction. Additionally, even if closing occurs, the Company may not receive the full amount of the purchase price due to competitive concerns, internal matters relating to the business of the buyer and the failure of the marketplace to accept the products of Nyer Nutritional.


FORM 10-Q           NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1999

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

     At this time, the Company is in the process of developing a contingency plan for its systems that are not Year 2000 compliant and intends to have it in place by the third quarter of 1999.





FORM 10-Q           NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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























FORM 10-Q           NYER MEDICAL GROUP, INC.   000-20175       JUNE 30, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  August 23, 1999                       /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  August 23, 1999                       /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)





















[TYPE]   EX-27
[DESCRIPTION] Article 5 Fin Data Schedule for the 1st Qtr & 2nd quarter [ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1999
[CASH]                                       3,216,816
[SECURITIES]                                         0
[RECEIVABLES]                                3,161,205
[ALLOWANCES]                                 (165,240)
[INVENTORY]                                  4,190,027
[CURRENT-ASSETS]                            10,641,070
[PP&E]                                       2,741,170
[DEPRECIATION]                               (991,775)
[TOTAL-ASSETS]                              13,302,331
[CURRENT-LIABILITIES]                        3,175,008
[BONDS]                                        964,419
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                           341
[OTHER-SE]                                   8,478,618
[TOTAL-LIABILITY-AND-EQUITY]                13,302,331
[SALES]                                     18,958,572
[TOTAL-REVENUES]                            18,958,572
[CGS]                                       15,377,588
[TOTAL-COSTS]                                4,328,401
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              44,481
[INCOME-PRETAX]                              (554,248)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (554,248)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (554,248)
[EPS-BASIC]                                    (.16)
[EPS-DILUTED]                                        0