Form 10-Q
period 1999-09-30
NYER MEDICAL GROUP INC
filed 1999-11-22
CIK 884647

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1999


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

As of November 22, 1999, there were outstanding, 3,407,093 shares of common stock,par value $.0001 per share.





FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175        September 30, 1999




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, September 30, 1999
                and December 31, 1998                                3-4


           Consolidated Statements of Operations, Three Months
                Ended September 30, 1999 and September 30, 1998      5


           Consolidated Statements of Operations, Nine Months
                Ended September 30, 1999 and September 30, 1998       6



           Consolidated Statements of Cash Flows, Nine Months
                Ended September 30, 1999 and September 30, 1998      7-8


           Notes to Consolidated Financial Statements               9-10


  Item 2.  Management's Discussion and Analysis of
                Third Quarter 1999 Results                         11-16



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         16


           Signatures                                                16










FORM 10-Q        NYER MEDICAL GROUP, INC   000-20175        September 30, 1999

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                         (Unaudited)
                                        September 30,    December 31,
                                              1999           1998
Current assets:
  Cash and cash equivalents             $ 2,532,756    $ 4,136,988
  Accounts receivable, less
    allowance for doubtful accounts
    of $165,998 at September 30, 1999
    and $188,076 at December 31, 1998     3,330,837      3,560,377
  Inventories, net                        4,545,702      4,073,051
  Prepaid expenses                          175,892        105,045
  Receivables from related parties           48,670         48,139

            Total current assets         10,633,857     11,923,600

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    517,306        381,702
  Machinery and equipment                   282,844        223,807
  Transportation equipment                  316,524        260,285
  Office furniture, fixtures,
    and equipment                           972,330        805,748

                                          2,823,312      2,405,850
  Less accumulated depreciation
    and amortization                     (1,079,235)      (902,872)

                                          1,744,077      1,502,978
Goodwill and other deferred assets,
  net of accumulated amortization of
  $486,575 and $386,171 at September 30,
  1999 and December 31, 1998,
  respectively                              702,405        802,809
Advances due from related companies          31,254         34,488
Other                                       143,386        148,167

                                            877,045        985,464

            Total assets                $13,254,979    $14,412,042






     See accompanying notes to consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC   000-20175        September 30, 1999
                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          September 30,    December 31,
                                              1999         1998

Current liabilities:
  Notes payable due related parties      $   120,000    $  120,000
  Current portion of long-term debt          358,560       236,669
  Accounts payable                         2,828,145     2,627,292
  Accrued payroll and related taxes          188,770       206,465
  Accrued expenses and other
    liabilities                               14,150       322,753

           Total current liabilities       3,509,625     3,513,179


Notes payable due related party,
  net of current portion                     462,820       522,820
Long-term debt, net of current
  portion                                    380,794       480,711
Minority interest                            652,163       744,357
Deferred credits                              78,707       118,109

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at September 30, 1999 and
    December 31, 1998
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued: 3,407,093 at September 30, 1999
    and December 31, 1998                        341           341
   Additional paid-in capital             15,238,376    15,238,376
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    September 30, 1999 and
    December 31, 1998)                       (52,249)      (52,249)
   Accumulated deficit                    (6,900,099)   (6,038,103)

     Total shareholders' equity            8,170,870     9,032,866

            Total liabilities and
              shareholders' equity       $13,254,979   $14,412,042

     See accompanying notes to consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC   000-20175        September 30, 1999
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                           Three Months Ended
                                     September 30,      September 30,
                                           1999           1998

Net sales                               $9,897,925     $9,345,308

Cost and expenses:
  Cost of goods sold                     8,073,012      7,444,928
  Selling and retail                     1,474,227      1,528,630
  Warehouse and delivery                    90,668         74,180
  Administrative                           640,841        575,326
                                        10,278,748      9,623,064

        Operating (loss) income           (380,823)      (277,756)

Other income (expense):
  Interest expense                         (20,992)       (51,831)
  Interest income                           42,114        106,364
  Other                                     19,830         65,327
        Total other income                  40,952        119,860

         (Loss) income before
         minority interest                (339,871)      (157,896)
 Minority interest                          32,124         22,317
     Loss from continuing operations      (307,747)      (135,579)

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors                        (151,970)
     Gain on sale of Genetic Vectors'
       stock                                              122,319
       Loss from discontinued subsidiary
         Genetic Vectors                                  (29,651)

       Net Loss                         $ (307,747)    $ (165,230)

  Basic and diluted loss per common
    share from continuing operations    $     (.09)    $     (.04)
  Basic and diluted loss per common
    share from discontinued operations                       (.01)
  Basic and diluted loss per
    common share                        $     (.09)    $     (.05)
Weighted average common shares
    outstanding                          3,407,093      3,396,093



     See accompanying notes to consolidated financial statements.



FORM 10-Q        NYER MEDICAL GROUP, INC   000-20175        September 30, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)


                                        Nine Months Ended
                                      September 30,      September 30,

                                           1999           1998

Net sales                               $28,856,497     $26,935,777

Cost and expenses:
  Cost of goods sold                     23,450,600      21,175,500
  Selling and retail                      4,264,349       4,223,040
  Warehouse and delivery                    262,853         245,920
  Administrative                          2,006,935       1,867,867
                                         29,984,737      27,512,327

        Operating loss                   (1,128,240)      (576,550)

Other income (expense):
  Interest expense                         (65,473)        (94,029)
  Interest income                          161,389         241,992
  Other                                     78,134          75,570
        Total other income                 174,050         223,533

         Loss before minority interest    (954,190)       (353,017)
 Minority interest                          92,194           4,471

     Loss from continuing operations
       before income taxes                (861,996)       (357,488)

Discontinued operations
     Loss from operations of discontinued
       subsidiary-Genetic Vectors                         (465,080)
     Gain on sale of Genetic Vectors'
       stock                                               269,181
       Loss from discontinued subsidiary
         Genetic Vectors                                  (195,899)
       Net Loss                         $ (861,996)     $ (533,387)

  Basic and diluted loss per
   common share from continuing
    operations                         $     (.25)      $     (.10)
  Basic and diluted loss per common
    share from discontinued
    operations                                                (.06)
  Basic and diluted loss per
    common share                       $     (.25)      $     (.16)
Weighted average common shares
    outstanding                         3,407,093        3,403,426


     See accompanying notes to consolidated financial statements.
FORM 10-Q        NYER MEDICAL GROUP, INC   000-20175        September 30, 1999
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                         September 30,      September 30,
                                           1999           1998
  Cash flows from operating
      activities:
  Net loss                              $ (861,996)    $ (553,387)
  Adjustments to reconcile to net cash
      used in operating activities:
  Loss of unconsolidated
      subsidiary                                          465,080
  Depreciation and amortization            374,808        274,283
  Gain on disposal of property, plant
      and equipment
  Gain on sale of pharmacy                 (25,000)
  Minority interest                        (92,194)       (4,471)
   Changes in certain working capital
      elements                            (715,114)      (441,204)
      Net cash flows used in
           operating activities         (1,319,496)      (259,699)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                           (384,573)      (442,474)
  Proceeds from sale of pharmacy            50,800
  Proceeds from sale of Genetic
      Vectors' stock                                      397,467
  Proceeds from sale of other
      equity securities                                    59,783
  Net change in advances due from
      related companies                      3,234          4,508
  Decrease (increase) in other
      assets, net                            4,781       (114,781)
      Net cash used in investing
           activities                     (325,758)      (254,830)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                       265,000        176,971
  Payments of long-term debt              (163,978)      (178,752)
  Net (repayments to)proceeds from
      notes due related parties            (60,000)       (13,456)
  Payments for purchase of treasury stock                 (52,249)

      Net cash provided by
           financing activities             41,022        (67,486)
Net decrease in cash
      and cash equivalents              (1,604,232)      (582,015)
Cash and cash equivalents at
      beginning of period                4,136,988      4,497,010
Cash and cash equivalents at
      end of period                     $2,532,756     $3,914,995
     See accompanying notes to consolidated financial statements.
FORM 10-Q        NYER MEDICAL GROUP, INC   000-20175        September 30, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  September 30,    September 30,
                                    1999         1998


Changes in certain working capital
     elements:
  Accounts receivable, net      $  229,540   $ (520,463)
  Inventories                     (472,651)    (419,368)
  Prepaid expenses                 (70,847)     (15,978)
  Receivables from related parties    (531)     (24,095)
  Decrease in deferred credits     (39,402)     (38,318)
  Accounts payable                 (34,925)   1,013,540
  Accrued payroll and related
      taxes                        (17,695)     (19,622)
 Accrued expenses and other
      liabilities                 (308,603)    (167,692)
     Net change                 $ (715,114)  $ (191,996)





                                  Nine Months Ended


                                  September 30,   September 30,
                                    1999        1998

Cash paid during the first
    nine months:
     Interest                   $   60,541   $   94,029


















FORM 10-Q        NYER MEDICAL GROUP, INC   000-20175        September 30, 1999
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    Summary data for the quarter ended September 30, 1999 is as follows:

            Diabetic,
         Medical, and    Nutritional    EMT, Fire, Police  Pharmacy
        Surgical Supplies  Supplies    Equip and Supplies  Chain     Corporate
Net Sales    $5,485,852                   $4,989,128     $18,381,516
Operating
(loss)income     (5,530)   $(437,913)       (196,990)       (222,178)$ (265,629)
Total assets  2,804,048      599,243       1,940,191       4,714,213  3,197,282
Capital
Expenditures     91,003        2,275          35,349         208,863
Depreciation
and
amortization     81,552       42,045          60,975         186,433      3,803
Interest income  (9,342)                                     (17,009)  (135,038)
Interest
expense          26,707                          554          38,211








FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175      September 30, 1999
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


2.  Business Segments, continued

    Summary data for the quarter ended September 30, 1999 is as follows:
continued

              Consolidated
Net Sales     $28,856,497
Operating
(loss)income   (1,128,240)
Total assets   13,254,979
Capital
Expenditures      337,490
Depreciation
and
amortization      374,808
Interest income  (161,389)
Interest
expense            65,472



































FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175      September 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS


  Results of Operations

Quarter Ended September 30, 1999 as compared to Quarter Ended September 30,
1998.

NET SALES. Total sales for the first nine months of 1999 increased 7.1% over the same period of 1998 to $28,856,497, representing an increase of $1,920,720.

The following table shows sales by subsidiary for the first nine months of 1999 and 1998:
                             Nine months ended
                     September 30,     September 30,
Subsidiary             1999             1998    % increase (decrease)
Eaton               $18,381,516     $16,603,165       10.7%
Anton                 2,288,575       2,520,657        -
ADCO                  4,530,042       4,026,766       12.5
SCBA                     18,562          34,572      (46.0)
ADCO South              890,239         847,125        5.0
Conway                2,681,991       2,598,520         -
Nyer Nutritional                        302,426     (100.0)
Nyer Diabetic            65,572           2,546         -
                    $28,856,497      $26,935,777

     The major reason for the increase in sales was due to Eaton, ADCO and Nyer Diabetic.

The following table shows sales by subsidiary for three months ended September 30, 1999 and 1998:
                        Three months ended
                      September 30,          September 30,
Subsidiary             1999             1998    % increase (decrease)
Eaton                $6,316,948      $5,859,888        7.7%
Anton                   774,804         772,650         -
ADCO                  1,624,022       1,449,897       12.0
SCBA                      2,147          10,067      (79.0)
ADCO South              330,069         288,495       14.4
Conway                  832,390         761,631        9.2
Nyer Nutritional              -         200,135     (100.0)
Nyer Diabetic            17,545           2,545
                     $9,897,925      $9,345,308



GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 18.7% for the first nine months of 1999 as compared 21.4% for the same period in 1998.


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        September 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,


The following is a table of gross margins by subsidiary for the first nine months 1999 and 1998 and for three months ended September 30, 1999 and 1998:

               For Nine months ended            For three months ended
              September 30,  September 30,  September 30,     September 30,
Subsidiary        1999             1998         1999         1998
Eaton             18.1%            20.4%        18.2%        19.7%
Anton             21.5             18.3         22.4         19.4
ADCO              25.3             25.3         25.4         25.9
SCBA              51.9             69.5         44.2         70.0
ADCO South        25.8             23.3         26.4         23.3
Conway            11.0             23.0         16.4         23.0
Nyer Nutritional     -             22.9            -         22.9
Nyer Diabetic     23.4             27.0         23.9         27.0

     Eaton's gross margin declined due to lower reimbursements from insurance companies, medicare and medicaid. They believe they can off set this decline by increased sales volume. Anton's increase was the result of higher supplies sales and lower sales in equipment sales (supplies sales generally have a higher gross profit margin than equipment sales). Conway's decrease in margin was the result of fire truck deliveries. Fire trucks and equipment sales are sold at lower gross margins. The average gross profit margin for fire trucks is between 3-7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 4.1% in 1999 to $6,534,137 from $6,336,827 in 1998. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                    Nine months ended            Three months ended
                 September 30,    September 30,  September 30,     September 30,
Subsidiary            1999             1998             1999            1998
Eaton              $ 3,556,077     $ 3,254,969      $ 1,194,098     $ 1,131,114
Anton                  557,000         600,533          194,562         191,822
ADCO                 1,162,217       1,015,184          417,336         339,256
SCBA                       174          11,717           (2,150)          4,332
ADCO South             196,712         206,067           72,051          65,968
Corporate              265,629         203,370           62,118          91,576
Conway                 443,535         593,190          158,443         193,565
Nyle Home Health           436             100                -              34
Nyer Diabetic           45,841          16,047            1,932          16,047
Nyer Nutritional       306,516         435,650          107,346         144,422
                   $ 6,534,137     $ 6,336,827      $ 2,205,736     $ 2,178,136




FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        September 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

     The main increases came from Eaton due to increased personnel costs. Anton's and Conway's decrease is due to less personnel costs. Nyer Nutritional had decreased marketing expenses in 1999 as compared to 1998.

NET LOSS. In total, the Company experienced a net loss of $861,996 in 1999 as compared to a net loss of $533,387 in 1998 from continuing operations.

The following table summarizes the loss from continuing operations by subsidiary:
                            Nine months ended          Three months ended
                 September 30,      September 30,  September 30,  September 30,
Subsidiary             1999             1998        1999             1998
Eaton               $ (180,143)      $  125,118   $ (50,344)     $  17,562
Anton                  (54,904)        (118,883)    (26,806)       (39,182)
ADCO                   (11,821)         (20,534)     23,551         28,198
SCBA                     1,722            7,462       3,425             32
ADCO South              19,617           (9,331)      4,255           (645)
Corporate              (20,408)          37,021       6,652         46,050
Conway                (135,454)           4,187     (54,771)       (67,687)
Nyle Home Health          (436)            (800)          -            (33)
Nyer Diabetic          (30,256)         (15,360)        288        (15,360)
Nyer Nutritional      (449,913)        (366,368)   (213,997)      (104,514)
                    $ (554,248)      $ (357,488)  $(307,747)     $(135,579

     The majority of the loss came from the Company's subsidiary, Nyer Nutritional, which showed a loss of $449,913 for the first nine months of 1999 as compared to a loss of $366,368 for the same period in 1998. Nyer Nutritional generated no revenues for the first nine months of 1999. The Company has signed a letter of intent to sell Nyer Nutritional Systems. See Liquidity and Capital Resources section. Eaton incurred additional overhead costs associated with its sale of a store, the implementation of a new computer system, and have seen a decline in their margins due to lower than expected reimbursements from the insurance companies. ADCO's loss of $11,821 as compared to a loss of $20,534 in 1998, can be attributed to increased sales and margin which was partially off set by costs associated with the start up of its respiratory division in February of 1999 (which had minimal sales to offset the additional overhead) and the development of an interactive web site which added additional overhead with minimal sales to offset the costs until the third quarter of 1999. Corporate had a loss due to less interest income which help to reduce corporate overhead costs and additional overhead for public relations. ADCO South's net income was the result of increased gross profit margins and sales. ADCO South also had minimal equipment sales for the first nine months of 1999 as compared to 1998. Anton and reduction in their losses is due to less personnel costs due to less sales. Their overhead cost will be lower in the fourth quarter due the resignation of their general manager. Conway had a change over in their sales force in the fourth quarter of 1998 and is now starting to generate increased sales due to the hiring of two new salesmen. Nyer Nutritional's decrease in overhead was due to less selling and show expenses

FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175       September 30, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

for the third quarter of 1999 as compared to 1998's third quarter.

     The Company currently owns 739,216 shares (or 31.5%) of the outstanding common stock of Vectors.

     In December 1998, the Company wrote down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment.

    Net interest expense as a percentage of sales was less than 1% in the first nine months of 1999 and 1998, respectively.

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


FORM 10-Q         NYER MEDICAL GROUP, INC.   000-20175       September 30, 1999

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

     At this time, the Company is in the process of developing a contingency plan for its systems that are not Year 2000 compliant and intends to have it in place by the fourth quarter of 1999.





FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175       September 30, 1999
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    The Company renewed its Chief Executive Officer's employment contract in October, 1999. The contract is guaranteed for two years with an annual base salary of $140,000, a vehicle allowance of $4,200, and a grant of 500,000 shares of stock options.

    The Company also entered into a two year agreement with a public relations firm for two years beginning October 1, 1999. This firm was granted 150,000 warrants.














FORM 10-Q         NYER MEDICAL GROUP, INC.   000-20175       September 30, 1999

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  November 22, 1999                     /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  November 22, 1999                     /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)





















[TYPE]   EX-27
[DESCRIPTION] Article 5 Fin Data Schedule for the 1st, 2nd & 3rd quarter

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-30-1999
[CASH]                                       2,532,756
[SECURITIES]                                         0
[RECEIVABLES]                                3,496,835
[ALLOWANCES]                                 (165,998)
[INVENTORY]                                  4,545,702
[CURRENT-ASSETS]                            10,663,857
[PP&E]                                       2,823,312
[DEPRECIATION]                              (1,079,235)
[TOTAL-ASSETS]                              13,254,979
[CURRENT-LIABILITIES]                        3,509,625
[BONDS]                                        922,321
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                           341
[OTHER-SE]                                   8,170,870
[TOTAL-LIABILITY-AND-EQUITY]                13,254,979
[SALES]                                     28,856,497
[TOTAL-REVENUES]                            28,856,497
[CGS]                                       23,450,600
[TOTAL-COSTS]                                6,534,137
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              65,473
[INCOME-PRETAX]                              (861,996)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (861,996)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (861,996)
[EPS-BASIC]                                    (.25)
[EPS-DILUTED]                                        0