Form 10-K
period 1999-12-31
NYER MEDICAL GROUP INC
filed 2000-04-17
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

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

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


             Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. [ ]

                              1 of 61


             State issuer's revenues for its most recent fiscal year:
$39,856,911

             The aggregate market value of the Company's voting stock held by non-affiliates as of April 13, 2000 was approximately
$16,707,424 based upon the closing price. There were 3,737,789 shares of common stock outstanding as of April 14, 2000.

     Documents Incorporated by Reference:  None

             Transitional Business Disclosure Format:
                        Yes _  No X



















                          PART I
ITEM 1.             Description Of Business.
General
     Nyer Medical Group, Inc. (the "Company") is a holding company with various interests in the medical products business. It also distributes equipment, supplies and novelty items to emergency medical services companies, fire departments and police departments. The Company owns all of the outstanding capital stock of ADCO Surgical Supply, Inc. ("ADCO") and ADCO South
Medical Supplies, Inc. ("ADCO South"). The Company formed
Nyer Internet Companies, Inc. ("NIC") in 1999 of which the Company owns 100% of the stock. The Company owns 80% of the stock of Anton Investments, Inc. ("Anton") and Conway Associates, Inc. ("Conway"). Mr. Michael Anton, a former director, owns the remaining 20% of the stock of Anton and Conway. The Company owns 80% of the outstanding stock of SCBA, Inc. ("SCBA"), with the remaining 20% of SCBA also being owned by Mr. Anton. SCBA repairs closed breathing apparatus equipment used by fire departments. The Company owns 80% of a retail pharmacy chain, D.A.W., Inc. ("Eaton"). The remaining 20% of the stock is owned by five individuals who are former shareholders of Eaton. The Company also owns 80% of a franchising company, FMT, Inc. ("FMT"). The remaining 20% is owned by the former five shareholders of Eaton. Nyer Nutritional Systems, Inc. ("Nyer Nutritional") has patented liquid nutritional formulas for tube feedings. The Company owns 80% of the outstanding stock of Nyer Nutritional; Mr. Doyle Boatwright, a director of the Company, owns the remaining 20%. The Company also currently owns 24.8% of the outstanding stock of Genetic Vectors, Inc.("Vectors"). The Company reports both Nyer Nutritional and Vectors as discontinued operations.

Medical Products/Service
ADCO - ADCO South
     ADCO started as a quality distributor of home health, medical, surgical and laboratory supplies and equipment in Bangor, Maine in 1963. In fiscal year 1999, ADCO generated net sales of approximately $6.2 million. ADCO supplies all areas of health care products. ADCO sells to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. The products supplied include gloves, incontinence products, laboratory supplies and equipment, surgical supplies and equipment as well as diagnostic equipment.

     The various products supplied by the retail division are motorized rehabilitative equipment such as stair glides, chair lifts, scooters, wheelchairs and hospital beds, various kinds of rehabilitative aids utilized by persons who are rehabilitating from operations, serious illnesses and accidents, diagnostic kits, incontinence supplies, medical equipment (both disposable and reusable), oxygen and associated supplies, diabetic supplies, and various other products including nursing uniforms and shoes.

     In August 1998, the Company started a division called Nyer Diabetic Supplies. This division delivers blood glucose meters, test strips, lancets and penlets, control solutions and alcohol prep pads to individual diabetics directly at their homes. This division had approximately $80,000 in sales in 1999. The Company believes direct home delivery, especially for the elderly, is practical and economical because it eliminates the time and money spent traveling to pick up the diabetic supplies. The Company also does direct billing to the insurance companies and Medicare. The Company has done advertising via television and a direct mailing in Northern and Southern Maine. Nyer Diabetic Supplies currently has approximately 220 customers.

     In February 1999, ADCO started a respiratory therapy division within its home care operations. This division specializes in oxygen and nebulizer supplies and equipment for patients who have chronic respiratory problems, as well as BIPAP/CPAP equipment for patients with sleep disorders. The population of respiratory patients is increasing every day due to smoking and Chronic Obstructive Pulmonary Disease (COPD), the most common respiratory disease. Currently, this division has 158 patients and the Company expects to increase this number with the ADCO name and the quality of service that is provided. All of ADCO's home care division customers now have access to a respiratory therapist or a service technician 24 hours a day. ADCO currently employs one full time and two part-time respiratory therapists.

    ADCO's management believes with these two new divisions, the synergy of combining its existing products with its new products and services, gives ADCO the opportunity to promote one stop shopping.

     ADCO is one of the larger independent wholesale medical distributors located in New England (excluding national competitors). It has a wholesale customer base of over 1,525 active customers.

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

     ADCO/ADCO South are members of the National Distribution and Contracts (NDC), a coalition of three dealer associations; ABCO, Starline, and CIDA. This is a nationwide group of over 220 wholesale distributors who join together for private label branded products and price concessions from industry suppliers. ADCO enjoys semi-exclusive rights to CIDA products in its primary
market areas.   The combination of the three groups positions NDC
to compete with the large national distributors. NDC's dealer network is the largest coalition of independent dealers in the United States.

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

     ADCO achieves over a 95% plus order fill rate which serves to further increase customer service and loyalty. ADCO's inventory turns over only six to seven times per year due to its desire to maintain high service levels and a large inventory of specialty home care and rehab equipment.

     ADCO derives 86% of its revenues from sales to wholesale customers (which primarily includes nursing homes and physician offices), while the balance comes from its retail and home health customers. ADCO maintains a 23,000 square foot facility and has a 3,000 square foot retail showroom located within its building.

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

     ADCO South began operations in 1992. ADCO South generated approximately $1.2 million in net sales for 1999. ADCO South's sales are from medical supplies and equipment primarily to physicians and clinics in the Palm Beach and Broward county areas of South Florida. It does virtually no home health care business. ADCO South operates out of a 6,172 square foot building located in West Palm Beach, Florida.

     Marketing

     The marketing efforts of the medical products business are headed by ADCO's vice president of sales and general manager, William Clifford. The Company continues to market its group buying programs to a large number of physicians, long-term care facilities, and clinics through its national NDC Group Provider Program. This program enables the customers to receive the pricing benefits of a large national organization yet provide customers with the benefits of dealing with independent dealers.

     ADCO's sales are achieved through the services of five independent sales representatives who travel throughout New England contacting existing and potential customers and through tele-marketing, catalogs and mailing campaigns for existing customer accounts. ADCO South's selling efforts are also directed by Mr. Clifford, who is assisted by the three Florida-based sales-persons. ADCO also telemarkets sales as a plan to supplement traditional sales methods in order to increase sales.

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

     In May of 1999, the Company embarked on both business to business (b2b) and business to consumer (b2c) internet commerce, beginning with an interactive web site, medicalmailorder.com.
The Company is developing multiple web sites. The purpose of these sites will be to develop a medical mall on line and using store directories to direct internet customers to the appropriate site that best fits their medical needs. The Company currently owns four active web sites that have interactive and secure on line transactions. The combination of the synergies from our medical distribution businesses and the power of the internet should provide future growth for this division.


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

     In February 1999, Nyer Nutritional filed a lawsuit in federal court in Arizona (see Item 3 Legal Proceedings).
     As of the date of this report, Nyer Nutritional attempts to bring its product to market have been unsuccessful.

     Nyer Nutritional ceased active operations in the fall of 1999. The Company, as of the date of this report, has invested
$2,270,935 into Nyer Nutritional.

     In October 1999, the Board of Directors approved a plan to dispose of its investment in Nyer Nutritional. The Company has signed a letter of intent with National Distribution and Contracting, Inc. ("NDC") to sell the assets of Nyer Nutritional, subject to the successful completion of a clinical trial and execution of a patent license assignment by the 20% owner of Nyer Nutritional, who owns the patents. The Company expects to complete the transaction no later than July 15, 2000. The Company has reported Nyer Nutritional as a discontinued operation in its financial statements. Nyer Nutritional did not have any sales in 1999.

EMT, Fire, Police Products/Services Businesses

Anton Investments, Inc. - Conway Associates, Inc - SCBA,Inc.

     Anton is a distributor of fire, police and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area. Anton generated approximately $3.1 million in net sales for 1999.

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

     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of Conway's stock in February 1996. Conway is located in Massachusetts. Conway's net sales for 1999 were approximately $3.9 million.

     Conway conducts about 95% of its business with municipal and industrial fire departments, with the remainder being emergency rescue units throughout New England. Conway has been in business since 1971. Conway's market area includes approximately 52% of its sales from Massachusetts, 15% in New Hampshire, 12% in New York, 10% in Vermont, 8% in Maine, with the remainder outside of New England.

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

     During 1999, the Company recorded an impairment loss of $280,445, as a result of continuing and increasing operating losses in the Conway business. See Item 7, Management's Discussion and
Analysis for additional information.


     The Company and Michael Anton and his wife, acquired 80% and 20%, respectively, of SCBA's stock in February 1996. SCBA is located in Massachusetts with Conway. SCBA's net sales for 1999 were approximately $33,000. SCBA services fire department's and industrial company's self-contained breathing apparatus gear.

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

Retail Pharmacies Businesses

Eaton Apothecary

     In August 1996, the Company acquired 80% of Eaton Apothecary, "Eaton", a chain of pharmacies operating in the greater Boston area. Sales grew from $22.2 million in 1998 to $25.3 million in 1999. This is an increase of 11% over 1998. Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under a five year employment contract with Eaton which commenced in August 1996. Control of the Board of Directors of Eaton is split between representatives from Nyer and from Eaton. Additionally, one member of Eaton management occupies a seat on the Company's Board of Directors.


     The competitiveness of the retail pharmacy market continues to intensify with many different channels of retail and non-retail competition. All of the stores posted sales increases despite continued competition from national chain drug stores, supermarket chains, HMO's, and internet services. Eaton did see its gross profit margin decline approximately 2% in 1999 due to lower than expected reimbursement rates. Eaton's management strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix, and store locations. Eaton's strategy of developing its prototype of approximately 2,500 sq. ft., with high volume prescription departments, in neighborhood locations has fared well over the past several years. Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen stores.

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

    "Any willing provider" legislation passed in Massachusetts has enabled Eaton to serve Harvard/Pilgrim HMO as well as many other "locked out" sectors of the retail pharmacy market. Because of the increased available market, management expects sales growth to be positive, but with continuing pressure on margins. Because of this trend, management continues to focus energies on cost reductions from suppliers, and cost containment at store level. Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. This market segment is predicted by the U.S. Census to be the largest growing housing sector in the nation over the next decade. Because these homes do not offer nursing care, yet cater to residents unable to manage their own medications, Eaton management has recognized a tremendous opportunity to couple its prescription and delivery expertise to out-service the chain stores to this new market sector. Eaton's investment in specialized packaging equipment was with the intent of offering a "fool-proof" medication management system to assisted living residents. Eaton added an additional "Medicine on TimeTM" packaging system. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing home care. In addition to tremendous growth in the assisted living and home-bound sectors, many leads have developed through word of mouth throughout the visiting nurse and health center communities which have the possibility to further additional specialized business opportunities.

    Eaton has opened two new pharmacies within the confines of busy inner-city health centers.

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

Biotechnology Business

Genetic Vectors, Inc.

     In December 1998, the Company wrote off its investment in Vectors. This means going forward, the Company will not be required to recognize a percent of Vectors operating losses under discontinued operations; contrarily, if Vectors reports income, the Company will not include that income in their results of operations. As of the date of this report, the Company owns 739,216 shares of Vectors common stock which the Company intends to sell from time to time in the over-the counter market.

     Employees

     The Company believes that its employees represent one of its most valuable resources. Including its executive officers, the Company has 109 full-time and 50 part-time employees as of the date of this report. ADCO employs 25 full-time and 5 part-time employees, ADCO South employs 4 full-time employees, Anton employs 10 full-time employees and 2 part-time employees, Conway employs
6 full-time and 1 part-time employees, SCBA uses Conway's personnel, Eaton employs 60 full-time and 42 part-time employees, Nyer Nutritional employs 1 full-time employee, and Nyer Internet employs 2 full-time employees. The Company directly employs one full-time person. None of the Company's employees are covered by a collective-bargaining agreement. Management believes that the Company's relationship with its employees is excellent and that it has a loyal work force.

ITEM 2.             Description Of Property.

     The Company's executive offices, ADCO and Nyer Internet are currently located at 1292 Hammond Street, Bangor, Maine where ADCO's warehouse and retail store are also located in a Company owned 23,000 square foot facility. ADCO currently leases 2,640 square feet of office and warehouse space located in Henderson, Nevada. The monthly rental is $2,264. All sewer fees, water bills, electric bills, and other common areas are paid separately. The lease expires December 31, 2004.

     ADCO South leases approximately 5,372 square feet of warehouse and office space located in West Palm Beach, Florida. The monthly rental is $2,916. The monthly rent includes all taxes, sewer fees, water bills and electric bills. ADCO South is required to maintain public liability insurance, including bodily injury and property damage insuring both ADCO South and the Lessor. Coverage is maintained through the Company's master policy. The lease expired December 31, 1999. The Company is currently negotiating a new lease agreement.

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

     Conway leases approximately 4,000 square feet of warehouse and office space located in Haverhill, Massachusetts. The monthly rental is $2,340. All sewer fees, water bills, and electric bills are paid separately by Conway. Their lease expires November 2002.

     Eaton currently leases 13 stores, averaging approximately 2,000 square feet each, throughout the suburban Boston area. Their monthly lease payments range from $515 to $6,252. The leases have varying expirations dates with all having renewable leases.

     Nyer Nutritional currently leases on a month-to-month basis approximately 650 square feet of office space in Phoenix, Arizona. The monthly rental is $547. Monthly rent includes all taxes and utilities.

     The Company believes that the premises are adequate for its current foreseeable needs.

ITEM 3.  Legal Proceedings

     The Company is not a party to any material litigation except as described below. In February 1999, Nyer Nutritional, the Company's 80% owned subsidiary, filed its Complaint in the United States District Court for the District of Arizona against Curtis-Burns Foods, Inc. and Silgan, Inc., the independent contractors Nyer Nutritional engaged to package its tube feeding formulas and medical food products. Nyer Nutritional has alleged that Curtis-Burns and Silgan, breached its contract by providing defective and unfit products, was negligent, breached an express warranty, breached an implied warranty of merchantability, breached an implied warranty of fitness for intended purpose and misrepresented the efficacy of its products. Nyer Nutritional is seeking as yet unspecified damages in excess of $75,000, plus attorney's fees and costs. The defendants have counterclaimed seeking damages for unpaid bills of approximately $300,000. Both parties and Nyer Nutritional have denied any liability. The litigation is in the discovery stage with a discovery cut off scheduled later this year.

ITEM 4.  Submission of Matters To A Vote of Security Holders.

     The Annual Shareholder's Meeting was held on October 25,
1999, at 10:00 a.m., at the Corporate Headquarters located at 1292 Hammond Street, Bangor, Maine 04401. A total of 7,407,093 shares were eligible to vote.

     Samuel Nyer, William J. Clifford, and Karen L. Wright were Class A directors, were elected to serve on the board of directors of the Company for a three-year term, until the annual meeting of shareholders held in the year 2002. Donald C. Lewis, Jr., Class A director, was elected to serve on the board of directors of the Company for a one-year term, until the annual meeting of shareholders held in the year 2000.

     PricewaterhouseCoopers, LLP, was ratified as the Company's independent auditors for the fiscal year ended December 31, 1999.

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

    As of April 13, 2000, there were approximately 1,125 holders of the Company's shares of common stock. The high and low bid prices for the Company's common shares for each quarterly period for the last two fiscal years are as follows:

                        1999                        1998
                    Closing Bids                Closing Bids
                   HIGH         LOW            HIGH         LOW
First Quarter     $ 4.81      $ 3.00         $ 6.50       $ 4.80
Second Quarter      5.13        4.06           5.88         3.69
Third Quarter       8.00        4.94           4.88         2.13
Fourth Quarter      7.88        5.94           4.00         2.00

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

     The Company declared a 10% stock dividend of the Company's common stock. This resulted in issuance of additional common stock of 341,696.


ITEM 6:  Selected Financial Data
                              Selected Financial Data
                               1999          1998          1997

Summary of Operations:
Sales and other revenues   $39,856,911   $36,936,034   $33,877,419
Gross Margin                 7,535,806     7,746,753     7,474,945
Operating loss (income) from
 continuing operations      (1,760,010)     (410,881)      127,423
(Loss) income from
 continuing operations      (1,428,625)      153,573       315,950
Net loss                    (2,172,645)   (1,840,191)     (934,402)

Per Share Data:
Net(loss) income per weighted
 average of common shares
 from continuing operations $     (.38)    $     .04     $    .08
Net(loss) per weighted average
 of common shares from
 discontinued operations          (.20)         (.53)        (.33)
Net Loss per weighted average
 of common shares           $     (.58)    $    (.49)    $   (.25)

Year-End Position:
Total assets               $13,173,635   $14,412,042   $16,108,040
Net working capital          6,831,097     8,410,421     8,071,514
 Long-term debt(including
 related party and
 excluding current
 portion)                      998,628     1,003,531       533,991
Minority interest              580,312       744,357       674,095
Shareholders' equity         7,228,971     9,032,866    11,024,056

ITEM 6:  Selected Financial Data, continued

                         Selected Financial Data

                                   1996            1995


Summary of Operations:

Sales and other revenues        $21,093,488     $ 9,046,018
Gross Margin                      4,258,776       2,079,201
Operating loss (income) from
  continuing operations            (182,680)       (542,253)
  (Loss) income from
  continuing operations             (25,385)       (362,557)
Net loss                           (418,811)       (585,269)


Per Share Data:
Net(loss) income per weighted
 average of common shares
 from continuing operations      $     (.01)     $     (.16)
 Net(loss) per weighted average of
 common shares  from discontinued
 operations                            (.12)           (.09)
Net Loss per weighted average
 of common shares                $     (.13)     $     (.25)

Year-End Position:
Total assets                    $17,141,829     $ 3,804,987
Net working capital               9,057,883         708,956
Long-term debt(including
 related party and
 excluding current
 portion)                         1,246,843         451,401
Minority interest                   648,003          31,372
Shareholders' equity             11,935,387       1,359,715

ITEM 7.  Management's Discussion And Analysis or Plan of Operation.

     The following discussion provides information with respect to the Company's results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 1999 and 1998, and for the years ended December 31, 1998 and 1997, and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Report.

Year Ended December 31, 1999 Compared to Year Ended December 31,
1998.

NET SALES.  Total sales for 1999 increased by approximately 8%
from 1998 to approximately $39.9 million from approximately $36.9 million in 1998. The following table shows sales by subsidiary for the years 1999 and 1998:

Subsidiary        1999             1998    % increase (decrease)
Eaton          $25,268,003     $22,851,707        10.6%
Anton            3,126,338       3,609,985       (13.4)
ADCO             6,222,604       5,510,540        12.9
SCBA                32,533          45,519       (28.5)
ADCO South       1,197,743       1,136,052         5.4
Conway           3,886,395       3,763,983         3.3
Nyer Diabetic       80,250          18,248       339.8
Nyer Internet       43,045                          -
               $39,856,911     $36,936,034

     The reason for this increase in sales is due primarily to the Company's pharmacy chain, Eaton. In 1999, Eaton sales increased due to increased volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors. The Company recorded significant increases in same store sales at all locations. ADCO sales increased $712,064 in 1999, as compared to 1998 due mainly to continued growth of its Nevada division, the introduction of its respiratory division in February 1999 and a refocus of marketing effort to the nursing home and physician markets. Nyer Diabetic revenues increased primarily due to increased radio and TV advertising. Conway's revenue includes the sales of fire trucks (55% of sales were fire trucks in 1999). The Company intends to focus more on fire equipment and supplies and less on fire truck sales due to lower margins realized on the sale of fire trucks. As a result, the Company expects Conway's sales to decline in the short term with expected increases in gross margin.

GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 18.9% in 1999 as compared 21.0% in 1998.





The following is a table of gross margins by subsidiary for the years 1999 and 1998:

Subsidiary        1999             1998
Eaton             18.3%            20.3%
Anton             22.2             23.8
ADCO              25.5             25.2
SCBA              34.3             53.8
ADCO South        25.5             22.6
Conway            10.4             15.5
Nyer Diabetic     16.3             12.0
Nyer Internet     21.3                -

     Eaton's gross margin continues to decline due to lower reimbursements from managed care organizations. Management believes they can off set this decline by increased sales volumes and better product sourcing. Conway's decrease in margin is mainly due to more lower margin fire truck sales in 1999 as compared to 1998. Fire truck sales in 1999 totaled $2,152,000 as compared to $967,000 in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 10.5% in 1999 to approximately $9.0 million from $8.2 million in 1998. The following table shows the break down by subsidiary (and corporate expenses) as follows:

Subsidiary        1999             1998
Eaton          $ 4,845,942     $ 4,418,141
Anton              771,030         806,111
ADCO             1,595,805       1,416,038
SCBA                   412           6,440
ADCO South         282,341         260,989
Corporate          764,836         449,567
Conway             638,568         761,385
Nyer Diabetic       46,712          31,594
Nyle Home Health       317           7,369
Nyer Internet       69,408
               $ 9,015,371     $ 8,157,634

The largest increase came from Eaton due to higher labor costs and increased sales volume. Corporate overhead increased due to the issuance of warrants at a fair market value of $368,750 to a public relations consulting firm. The Company continues to expand its communications within the investment community as well as with its shareholders and potential shareholders. The increases were partially offset by Conway's reduction of administration overhead and the closing of its service department. Nyer Internet incurred $69,408 in start up and web site development cost.


CONTINUING OPERATIONS. The Company sustained a loss from continuing operations of $(1,428,625) in 1999 as compared to income of $153,573 in 1998. The following table summarizes the operations by subsidiary and year.

Subsidiary               1999             1998
Eaton                 $ (253,496)      $  413,956
Anton                   (108,810)          14,712
ADCO                       3,795          (44,706)
SCBA                       2,098            7,236
ADCO South                 4,917          (22,409)
Corporate               (489,982)         (22,891)
Conway                  (465,848)        (154,857)
Nyer Diabetic            (33,594)         (29,398)
Nyle Home Health         (16,449)          (8,070)
Nyer Internet            (71,256)
                     $(1,428,625)      $  153,573


     The decrease in income from continuing operation's is largely due to the margin erosion in the pharmacy business as previously discussed. Also, as previously discussed, the Company recorded an expense of $368,750 for the issuance of warrants to its public relations consulting firm. In addition to margin declines at Conway, the Company, as a result of continuing and increasing operating losses, recorded an impairment charge of $280,445 to write off the remaining goodwill associated with the Conway business. As a result of having less cash on hand, the Company earned less interest income in 1999 as compared to 1998. In addition, the Company benefited from the sale of pharmacies which resulted in a gain of $365,000 in 1998. The combination of these factors are partially offset by the impact of increased revenues.


DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. The results of NNS have been reported as a discontinued operation for all periods presented.


     The Company has signed a letter of intent with National Distribution and Contracting Inc. (NDC) to purchase the assets of NNS, subject to the successful completion of a clinical trial and execution of a patent license assignment by the 20% owner of Nyer Nutritional, who owns the patents. The Company expects to complete the transaction no later than July 15, 2000.

     The Company incurred approximately $744,020 of costs related to the NNS business in 1999. Those costs include a $172,188 charge for the return of product sold in 1998, as well as costs incurred for administration and marketing.

     The Company has reported the assets to be disposed, primarily inventory and patents, on the balance sheet as investment in discontinued operation. Revenues for NNS are $0, $268,431 and $1,515 for the years ended 1999, 1998 and 1997.

Liquidity and Capital Resources

     Net cash used by operating activities was $693,037 for the year ended December 31, 1999 and $375,460 for the year ended December 31, 1998. The primary use of cash from operations in 1999 was to fund operations for the Company's Nutritional and medical supply businesses. The Company partially offset its net loss by increases in accounts payable and drawing on a credit agreement with a supplier for material purchases.

     In 1999 and 1998, the net cash (used in) provided by investing activities was $(2,130,162) and $330,095, respectively. The decrease was largely due to the purchase of marketable securities for $1,492,000 with cash equivalents. Purchases of stores and property, plant and equipment increased to $689,777 as compared to $558,107 in 1998. During 1998, the Company received proceeds of $946,904 related to the sale of securities and pharmacies as compared to $50,800 in 1999.

     Net cash used in financing activities was $247,227 as compared to $314,657 in 1998. The decrease is due to lower repayments of long term debt.

    The Company anticipates its current cash resources are adequate to fund its current operating needs. Additionally, the Company anticipates receiving cash from the disposal of Nyer Nutritional in 2000. The Company has retained a financial advisor to raise capital necessary to expand its business. There can be no assurance that this capital can be raised or that the Nyer Nutritional sale will occur.

Genetic Vectors

     In December 1998, the Company wrote down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment. Based on the Company's review of currently available public information about Vectors, there is substantial doubt about Vectors ability to continue as a going concern. In addition, Vectors and its counsel have refused to remove the restrictive legends from the Vectors' stock certificates which limits the Company's ability to sell its Vectors stock in the public market to one percent of Vectors' outstanding common stock (approximately 23,000 shares per quarter). Those restrictions were required to be removed in January 1998. Even if those restrictions are removed, the Company still believes that its investment is impaired due to the illiquid nature of the "bulletin board" market on which Vector's stock trades. The write down of the Company's investment in Vectors resulted in a charge to discontinued operations of $1,206,965 which was partially off set by $298,827 of gains from the sale of a portion of Vectors' stock.

Year 2000 (Y2K)

    IMPACT OF YEAR 2000 - Computer Systems Compliance

     The Company computer systems were up and running on January 1, 2000. Subsequent to this date, the Company has not experienced any material Y2K related events. The costs incurred by the Company to implement its readiness plan was less than $10,000.

Year Ended December 31, 1998 Compared to Year Ended December 31,
1997.

NET SALES.  Total sales for 1998 increased by approximately 9%
from 1997 to approximately $36.9 million from approximately $33.9 million in 1997. The following table shows sales by subsidiary for the years 1998 and 1997:


Subsidiary        1998             1997    % increase (decrease)
Eaton          $22,851,707     $18,050,393        26.6%
Anton            3,609,985       3,803,868        (5.1)
ADCO             5,510,540       5,649,050        (2.5)
SCBA                45,519          26,486        71.9
ADCO South       1,136,052       1,038,294         9.4
Conway           3,763,983       5,294,233       (28.9)
Nyle Home Health                    15,095      (100.0)
Nyer Diabetic       18,248                           -
               $36,936,034     $33,877,419

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









GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 21.0% in 1998 as compared 22.1% in 1997.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 11.0% in 1998 to approximately $8.2 million from $7.3 million in 1997. The following table shows the break down by subsidiary (and corporate expenses) as follows:

Subsidiary          1998             1997
Eaton             $ 4,418,141     $ 3,593,647
Anton                 806,111         783,802
ADCO                1,416,038       1,416,103
SCBA                    6,440             739
ADCO South            260,989         283,965
Corporate             449,567         384,318
Conway                761,385         819,218
Nyer Diabetic          31,594
Nyle Home Health        7,369          65,730
                  $ 8,157,634     $ 7,347,522

The increase came primarily from Eaton due to the higher costs associated with the two stores acquired in 1998 coupled with the effect of two stores acquired in 1997. Corporate overhead increased due to the addition of two public relations firms in 1998. The Company wanted to improve its communications within the investment community as well as with its shareholders and potential shareholders. As of the date of this report, the Company has one public relations firm. Conway's decrease in selling, general, and administrative expenses can be directly associated with its decline in sales.

CONTINUING OPERATIONS. The Company earned income from continuing operations of $153,573 in 1998 as compared to income of $315,950 in 1997. The following table summarizes the operations by subsidiary and year.

Subsidiary               1998             1997
Eaton                 $  413,956       $  257,135
Anton                     14,712          163,365
ADCO                     (44,706)          11,314
SCBA                       7,236            6,464
ADCO South               (22,409)         (19,470)
Corporate                (22,891            9,586
Conway                  (154,857)         (51,271)
Nyer Diabetic            (29,398)
Nyle Home Health          (8,070)         (61,173)
                      $  153,573       $  315,950

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

     The Company recognized a loss from Vectors of $1,561,980 in 1998 as compared to a loss of $725,012 in 1997. The Company currently owns 24.8% of outstanding common stock in Vectors. As of December 31, 1998, the Company has written down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment. The write down of the Company's investment in Vectors resulted in a charge to discontinued operations of $1,206,965.

     In 1998, Nyer Nutritional had a net loss of $431,784 as compared to $525,340 in 1997. The decrease in the loss was largely due to the first sales of $268,431 and partially offset by increased selling, general and administrative expenses associated with bringing the product to market.




ITEM 8: Financial Statements and Supplementary Data





                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS








                                                        Page(s)

  Report of Independent Accountants                       F 1


  Consolidated Financial Statements:


  Consolidated Balance Sheets as of December 31,
    1999 and 1998                                         F 2-3


  Consolidated Statements of Operations for the
    years ended December 31, 1999, 1998 and 1997          F 4


  Consolidated Statements of Changes in
    Shareholders' Equity for the years ended
    December 31, 1999, 1998 and 1997                      F 5


  Consolidated Statements of Cash Flows for
    the years ended December 31, 1999, 1998 and 1997      F 6-7


  Notes to Consolidated Financial Statements              F 8-21























                      REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of
Nyer Medical Group, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the respon-sibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers, LLP


April 7, 2000







                                        F-1


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1999 and 1998


                                                  ASSETS

                                            1999            1998
Current assets:
  Cash and cash equivalents              $ 1,066,562     $ 4,136,988
  Investment in marketable securities      1,492,185
  Accounts receivable, less allowance
   for doubtful accounts of $177,739
   in 1999 and $188,076 in 1998            3,704,025       3,560,377
  Inventories, net                         4,289,055       4,073,051
  Prepaid expenses                           104,923         105,045
  Receivables from related parties             3,877          48,139
  Investment in discontinued operation       472,855

            Total current assets          11,133,482      11,923,600

Property, plant and equipment, at cost:
  Land                                        92,800          92,800
  Building                                   641,508         641,508
  Leasehold improvements                     543,807         381,702
  Machinery and equipment                    125,263         223,807
  Transportation equipment                   338,971         260,285
  Office furniture, fixtures,
    and equipment                            865,310         805,748
                                           2,607,659       2,405,850
  Less accumulated depreciation
    and amortization                      (1,073,393)       (902,872)

                                           1,534,266       1,502,978
Goodwill and other deferred assets,
  net of accumulated amortization of
  $412,687 in 1999 and $386,171 in 1998      472,295         802,809
Advances due from related companies           33,592          34,488
Other                                                        148,167

                                             505,887         985,464

            Total assets                 $13,173,635     $14,412,042






                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-2


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            December 31, 1999 and 1998
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                              1999           1998
Current liabilities:
  Current portion of notes payable
    due related party                    $   161,508     $   120,000
  Current portion of long-term debt          222,879         236,669
  Accounts payable                         3,458,835       2,627,292
  Accrued payroll and related taxes          235,046         206,465
  Accrued expenses and other
    liabilities                              224,117         322,753
           Total current liabilities       4,302,385       3,513,179

Notes payable due related party,
  net of current portion                     442,820         522,820
Long-term debt, net of current
  portion                                    555,808         480,711
Minority interest                            580,312         744,357
Deferred credits                              63,339         118,109

Commitments (Notes 3 and 7)

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1               1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and
    outstanding: 1,000 shares at
    December 31, 1999 and 1998
   Common stock, par value $.0001
   Authorized: 10,000,000 shares;
    issued: 3,748,789 at December 31,
    1999 and 3,407,093 at December
    31, 1998                                     375             341
   Additional paid-in capital             17,657,268      15,238,376
   Stock sale receivable                    (115,500)       (115,500)
   Treasury stock at cost
    (11,000 shares at December 31,
    1999 and 1998)                           (52,249)        (52,249)
   Accumulated deficit                   (10,260,924)     (6,038,103)
     Total shareholders' equity            7,228,971       9,032,866
            Total liabilities and
              shareholders' equity       $13,173,635     $14,412,042

                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-3


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the years ended December 31, 1999, 1998, and 1997
                                       1999            1998           1997
Net sales                           $39,856,911    $36,936,034    $33,877,419
Cost and expenses:
  Cost of goods sold                 32,321,105     29,189,281     26,402,474
  Selling and retail                  5,387,487      4,743,353      4,505,173
  Warehouse and delivery                681,957        578,755        380,992
  Administrative                      2,945,927      2,835,526      2,461,357
  Impairment loss (Note 3)              280,445
                                     41,616,921     37,346,915     33,749,996
  Operating (loss)income             (1,760,010)      (410,881)       127,423
Other income (expense):
  Interest expense                     (102,850)      (122,397)      (105,887)
  Interest income                       146,821        269,258        344,988
  Other (Note 5)                        123,369        543,602           (533)
        Total other income              167,340        690,463        238,568
  (Loss) income before
         minority interest           (1,592,670)       279,582        365,991
Minority interest income(expense)       164,045        (70,262)       (26,092)
  (Loss) income from continuing
      operations before
      income taxes                   (1,428,625)       209,320        339,899
       Income taxes                                     55,747         23,949
  (Loss) income from continuing
      operations after income taxes  (1,428,625)       153,573        315,950
Discontinued operations (Note 2)
  Loss from discontinued
      operations of NNS through
      October 25, 1999                 (537,020)      (431,784)      (525,340)
  Loss from disposal of
      NNS including operating
      losses during the phase
      out period                       (207,000)
  Loss from operations of
      discontinued subsidiary-
      Genetic Vectors                                 (653,842)      (725,012)
  Net loss on write down of
      investment-Genetic Vectors                      (908,138)
  Net loss from discontinued
         operations                    (744,020)    (1,993,764)    (1,250,352)
  Net Loss                          $(2,172,645)   $(1,840,191)    $ (934,402)
  Basic and diluted loss per share:
    Continuing operations           $      (.38)    $      .04     $      .08
    Discontinued operations                (.20)          (.53)          (.33)
  Basic and diluted loss per share  $      (.58)    $     (.49)    $     (.25)
Weighted average common shares
    outstanding                       3,748,789      3,742,085      3,748,665
                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-4

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    for the years ended December 31, 1999, 1998 and 1997
                            Class A          Class B
                       Preferred Stock    Preferred Stock   Common Stock

                     Shares   Amount   Shares   Amount    Shares    Amount
Balance,
December 31, 1996     2,000    $1          0       $0   3,400,093    $341
  Issuance of class
    B preferred stock                  1,000        0
  Exercise of common
    stock options                                           7,000       0
  Stock issuance
    costs
  Net loss
Balance,
December 31, 1997     2,000     1       1,000       0   3,407,093     341
  Treasury stock
  Additional consideration
   related to purchase of
   subsidiary
  Net loss
Balance,
  December 31, 1998   2,000     1       1,000       0   3,407,093     341
    Issuance of
     common stock
     warrants
    Issuance of
     common stock
     10% stock dividend                                   341,696      34
    Net loss
Balance,
  December 31, 1999   2,000    $1       1,000      $0   3,748,789    $375







            The accompanying notes are an integral part of the
                    consolidated financial statements.
                                  F-5(1)

              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended December 31, 1999, 1998 and 1997

                   Additional               Treasury                      Total
                   Paid-in  Stock Sale     Stock       Accumulated Shareholders'
                    Capital  Receivable Shares  Amount   Deficit        Equity
Balance,
December 31, 1996
                 $15,314,055 $(115,500)                $(3,263,510) $11,935,387
 Issuance of class
    B preferred
    stock
 Exercise of common
    stock options     32,339                                            32,339
 Stock issuance
    costs             (9,268)                                           (9,268)
 Net loss                                                 (934,402)    (934,402)
Balance,
December 31, 1997  15,337,126(115,500)                  (4,197,912)  11,024,056
 Treasury stock                       (11,000)$(52,249)                 (52,249)
 Additional consideration
  related to purchase of
  subsidiary          (98,780)                                          (98,750)
 Net loss                                               (1,840,191)  (1,840,191)
Balance,
 December 31, 1998 15,238,376(115,500)(11,000)(52,249)  (6,038,103)   9,032,866
   Issuance of
    common stock
    warrants         368,750                                            368,750
   Issuance of
    common stock
    10% stock
    dividend       2,050,142                              (2,050,176)
   Net loss                                               (2,172,645)(2,172,645)
Balance,
 December 31, 1999
                 $17,657,268 $(115,500)(11,000)$(52,249)$(10,260,924)$7,228,971

                       The accompanying notes are an integral part of the
                          consolidated financial statements.
                                          F-5(2)

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the years ended December 31, 1999, 1998 and 1997
                                             1999         1998         1997
Cash flows from operating
      activities:
  Net loss                                $(2,172,645) $(1,840,191)  $ (934,402)
  Adjustments to reconcile net loss to
      net cash used in operating
      activities
  Impairment loss                             280,445
  Loss of discontinued operation                           653,842      725,012
  Net loss on write-down of investment-
      Genetic Vectors                                      908,138
  Depreciation                                291,623      272,935      241,529
  Amortization                                135,241      143,210      121,751
  (Gain) Loss on disposal of property,
      plant, and equipment                     (5,718)      10,869       11,949
  Compensation expense in connection
      with common stock option exercise       368,750
  Gain on sale of other equity securities                  (75,570)
  Gain on sale of pharmacies                  (25,000)    (365,000)
  Increase in notes payable to suppliers
      for material purchases                  270,042
  Minority interest                          (164,045)      70,262       26,092
  (Decrease) increase in deferred credit      (54,770)     (55,224)     173,333
   Changes in certain working capital
      elements                                383,040      (98,731)  (1,162,232)
      Net cash flows used in operating
           activities                        (693,037)    (375,460)    (796,968)
Cash flows from investing activities:
  Acquisition of stores                      (273,729)    (100,000)
  Purchase of property, plant and
      equipment                              (416,048)    (458,107)    (491,354)
  Purchase of marketable securities        (1,492,185)
  Purchase of short-term investment                        (76,124)
  Increase in investment in
      subsidiary                                                        (14,090)
  Proceeds from sale of Genetic
      Vectors' stock                                       410,210
  Proceeds from sale of other
      equity securities                                    151,694
  Proceeds from sale of pharmacies             50,800      385,000
  Net change in advances due from
      related companies                           896        3,011        4,939
  Decrease (increase) in other assets,net         104       14,411     (161,347)
      Net cash (used in) provided by
      investing activities                 (2,130,162)     330,095     (661,852)
Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                           37,677       27,256      157,400
  Payments of long-term debt                 (246,412)    (273,708)    (966,933)
Net (repayments) borrowings of
      notes to related parties                (38,492)     (15,956)     349,404
  Stock issuance costs                                                   (9,268)
  Payments for purchase of treasury stock                  (52,249)
                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-6

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                             1999         1998       1997
    Proceeds from exercise of stock
      options                                                          32,339
      Net cash used in financing
      activities                             (247,227)   (314,657)   (437,058)
 Net decrease in cash
      equivalents                          (3,070,426)   (360,022) (1,895,878)
 Cash and cash equivalents at
      beginning of period                   4,136,988   4,497,010   6,392,888
 Cash and cash equivalents at
      end of period                       $ 1,066,562  $4,136,988  $4,497,010

 Changes in certain working capital
     elements:
  Accounts receivable, net                $  (143,648) $ (384,822)$  (322,708)
  Inventories, net                           (278,075)     81,042  (1,025,854)
  Prepaid expenses                               (987)     13,514          18
  Receivables from related parties             44,262     (29,963)     48,066
  Accounts payable                            831,543     210,113     101 651
  Accrued payroll and related taxes            28,581     147,370     (63,527)
  Accrued expenses and other liabilities     ( 98,636)   (135,985)    100,122
     Net change                           $   383,040   $ (98,731)$(1,162,232)

  Supplemental disclosures of cash flow information:
  Cash paid during the year for:              1999         1998        1997

  Interest                                $   100,495  $  117,466  $  102,539

The acquisition of pharmacies in 1999 and 1998, net of cash acquired, is summarized as follows:
                                              1999               1998
       Working capital, other than cash   $   173,729         $ 189,314
       Property, plant and equipment                             70,000
       Other assets                                              10,000
       Goodwill and prescription lists        100,000            33,000
       Long-term debt                                          (202,314)
          Cash paid for acquisitions      $   273,729         $ 100,000

Non-cash transactions:

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





   The accompanying notes are an integral part of the consolidated financial statements.
                                     F-7

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    The Company

    Nyer Medical Group, Inc. ("Company" or "Nyer") is a holding company with operations in the medical products distribution, biotechnology, nutritional tube feeding products, emergency medical services, fire, and police equip-ment and supplies businesses. The Company's wholly-owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO), and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. Anton Investments, Inc. (Anton), and Conway Associates, Inc. (Conway), each
    80% owned by the Company, are engaged in the wholesale and retail sales of equipment, supplies, and novelty items to emergency medical services, fire departments and police departments located throughout most of New England. SCBA, Inc. (SCBA), 80% owned by the Company, is engaged in the servicing of fire department's self-contained breathing apparatus. D.A.W., Inc.(Eaton Pharmacy), 80% owned by the Company, is a chain of pharmacy drug stores with sales in the suburban Boston area and its related company, FMT, Inc.(FMT), which is also 80% owned by the Company, is involved in the franchising of pharmacy retail outlets. Nyer Nutritional Systems, Inc., (Nyer Nutritional), is also 80% owned by the Company and is accounted for as a discontinued operation (see note 2). The Company owns a 24.8% interest in a biotechnology company, Genetic Vectors, Inc. (Vectors), accounted for as a discontinued operation (see note 2).

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

    Revenue Recognition

    Revenues are recognized when goods are shipped to customers and services rendered.

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


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued

    Marketable Securities

    Marketable securities are classified as available for sale and are reported at amortized cost which approximates fair market value. At December 31, 1999, marketable securities include federal government agency notes which mature at various dates from June 2000 through August 2001.

    Inventories
    Inventories consist primarily of medical, fire, EMT, and police equipment and supplies and pharmaceuticals. Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO). Of the total inventories, 64% are on the LIFO method. The replacement costs of inventory exceeded LIFO cost by $197,998 in 1999 and $141,750 in 1998.

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

    Fair Value of Financial Instruments

    At December 31, 1999, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of December 31, 1999 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.
                                     continued
                                        F-9


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

    Impairment Accounting

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No. 121) in 1996. The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change. See
    Note 3 for discussion of impairment charges recorded during 1999.

    Earnings Per Share

    In February 1997, FASB issued SFAS No. 128, Earnings per Share. SFAS provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, which during 1999, 1998 and 1997, were 3,748,789 3,742,085, and 3,748,665, respectively. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The diluted weighted average number of common shares outstanding equaled basic in 1999, 1998 and 1997. All prior period earnings per share data has been restated to reflect a 10% stock dividend declared during 1999 (see note 9).

    Reclassifications

    Certain amounts in 1998 and 1997 have been reclassified to conform to the 1999 presentation.






                                     continued
                                        F-10


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Discontinued operations:

    Genetic Vectors, Inc.

    In March of 1996, the Company announced plans to spin-off 32% of its investment in Vectors common stock to the shareholders of the Company. In addition, the Company exchanged 20% of the common stock of Vectors for all of the Class B Preferred Stock of the Company, which was held by an officer and related party of Vectors. The Class B stock was then retired. In December 1996, Vectors completed its Initial Public Offering by selling 575,000 shares of common stock, which resulted in Vectors receiving net proceeds after offering expenses of approximately $4,570,000. In accordance with Securities and Exchange Commission rules, the Company increased its investment in Vectors for its proportionate share of the carrying value of Vectors at December 31, 1996. This resulted in an increase of $2,795,532 to the Company's investment in unconsolidated subsidiary account on the balance sheet, with a corresponding offset to additional paid in capital under the stockholders' equity section on the balance sheet.

    In December 1996, the Company completed its spin-off of Vector's common stock which resulted in 512,071 shares of common stock being distributed as a dividend to shareholders of Nyer. The Company currently owns 24.5% of Vectors outstanding common stock.

    In August 1997, the Board of Directors approved a plan for the disposal of its investment in Vectors. This investment is being accounted for as a discontinued operation, and accordingly, the Company's share of losses of Vectors is segregated in the consolidated statements of operations.

    In December 1998, the Company wrote down its investment in Vectors to zero due to significant uncertainties regarding the Company's ability to recover its investment. Based on the Company's review of currently available public information about Vectors, there is substantial doubt about Vectors ability to continue as a going concern. In addition, Vectors and its counsel have refused to remove the restrictive legends from the Vectors' stock certificates which limits the Company's ability to sell its Vectors stock in the public market to one percent of Vectors' out-standing common stock (approximately 29,700 shares per quarter). Those restrictions were required to be removed in January 1998. Even if those restrictions are removed, the Company still believes that its investment is impaired due to the illiquid nature of the "bulletin board" market on which Vector's stock trades. The write down of the Company's investment in Vectors resulted in an additional charge to discontinued operations of $1,206,965.

    The Company owned 739,216 shares of restricted common stock of Vectors as of December 31, 1999 and 1998 and 790,616 shares as of December 31, 1997.






                                      continued
                                        F-11


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Discontinued operations, continued

    The financial position and results of Genetic Vectors, which has been serviced by another accounting firm, as of and for the nine months ended September 30, 1999, and as of and for the year ended December 31, 1998 are as follows:

                                         Unaudited     Audited
                                         September     December
                                           1999          1998
     Current assets                    $   115,658    $   242,521
     Non-current assets                    596,335        671,204
                                       $   711,993    $   913,725
     Current liabilities               $   793,040    $   350,150
     Stockholders' equity/(deficit)        (81,047)       563,575
                                       $   711,993    $   913,725
     Total revenues                    $    34,788    $    47,172
     Cost of Goods Sold                     16,296
     Operating expenses                  1,681,572      2,684,446
     Interest, net                           4,958         61,807
     Net loss                          $(1,658,122)   $(2,575,467)


Nyer Nutritional Systems, Inc. (NNS)

On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. (NNS). The results of NNS have been reported as a discontinued operation for all periods presented. The Company has signed a letter of intent with National Distribution and Contracting Inc. (NDC) to sell the assets of NNS, subject to the successful completion of a clinical trial and execution of a patent license assignment by the 20% owner of Nyer Nutritional, who owns the patents. The Company expects to complete the transaction no later than July 15, 2000.

The Company has reported the assets to be disposed, primarily inventory and patents, on the balance sheet as investment in discontinued operation. Revenues for NNS are $0, $268,431 and $1,515 for the years ended 1999, 1998 and 1997.

3.  Impairment:

In December 1999, as a result of continuing and increasing operating losses, the Company determined that certain assets in its EMT, fire, and police equip-ment and supplies segment (the EMT segment) were impaired. The Company reviewed the expected future cash flows for each operating unit in its EMT segment and determined that certain assets which continue to be operated were impaired.
As a result, the Company recorded an impairment charge of $280,445 related to goodwill associated with its subsidiary, Conway Associates, Inc.






                                     continued
                                       F-12


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Related Party Transactions:

    Receivables from related parties consisted of the following at December 31, 1999 and 1998:
                                                    1999            1998
    Note receivable from officer                                 $  42,664
    Receivable from related party              $    3,877            5,475
        Total current receivable from
        related parties                        $    3,877        $  48,139
    Advances due from related companies,
        non-current                            $   33,592        $  34,488


    The note receivable from officer was a loan made to the president and chief executive officer of Nyer Nutritional in the amount of $50,000 plus interest at 8% annually off-set by royalties due to the officer of $8,340. This note and interest were offset in full by guaranteed royalties to the officer. Total guaranteed royalties were $75,000 in 1999 and $8,340 in 1998.

    The receivable from related party is for products sold to a company which is owned by an officer and director of the Company. Total sales were $4,475, $15,968 and $83,613 for 1999, 1998 and 1997, respectively.

    Advances due from related companies consist of cash advances made to Nyle. Interest is charged at 9% annually and payments are made periodically.

    Notes payable to related parties (a former employee and director) were $604,328 and $642,820 at December 31, 1999 and 1998, respectively.
    Principal payments of $10,000, are due monthly, interest accrues at 7%. Interest expense related to this note was $41,508 in 1999.

    The Company has an employment agreement with its Chief Executive Officer, at a base annual salary of $140,000. This agreement expires October 25, 2001. As part of the CEO's agreement, the Company granted him 500,000 non-qualified options to purchase the Company's Common Stock at an exercise price of $6.437 per share. 250,000 of the options vest on October 25, 1999, with the remaining to vest on October 25, 2000.
    In the event of death, disability, or special termination, the remaining 250,000 will vest immediately. In addition, a note receivable for the exercise of 50,000 stock options was due from this officer for $115,500, with interest payable quarterly with an annual interest rate of 6.25%, with all unpaid accrued interest and principal due August of 2000. This receivable has been off-set against the stockholders' equity section on the balance sheet. As of December 31, 1999, all accrued interest has been paid.

5.  Acquisitions, and Divestitures:

    In August 1996, the Company acquired 80% of the common stock D.A.W., Inc. and an affiliated company, F.M.T., Inc. D.A.W. is an operator of retail pharmacies in eastern Massachusetts and F.M.T. is involved with the franchising of retail pharmacies. In connection with this transaction, the

                                     continued
                                        F-13


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Acquisitions, and Divestitures: continued

    Company guaranteed that the value of the common stock issued to the sellers will be at least $8.75 per share on the second anniversary of the acquisition date. In January 1999, the sellers were paid cash for the difference in value, which amounted to $98,750.

    During 1999, the Company purchased the inventory and prescription lists of a pharmacy for $273,728. Approximately $100,000 of the purchase price was allocated to goodwill and prescription lists which are being amortized over 15 years.

    During 1998, the Company purchased the assets of two pharmacies for total consideration of $302,000, including notes payable to the sellers of $202,000. The purchase price was allocated to the fair value of the assets purchased and resulted in goodwill of $33,000.

    During 1999, the Company sold certain pharmacy assets for cash of $50,800, resulting in a gain of approximately $25,000 which is recorded in other income.

    In December 1998, the Company sold the assets and prescription lists of two pharmacies for approximately $608,000 in cash, of which $223,000 was received in January 1999. The transaction resulted in a gain of approximately $365,000 which is recorded in other income in 1998.

6.  Debt:
    Long-term debt at December 31, 1999 and 1998, consisted of the following:

                                                      1999            1998
    ADCO Surgical Supply, Inc:
    Note payable in equal monthly installments
    of $4,675 including interest at 8 1/4%
    collateralized by land and building,
    due in March 2008.                             $  331,522     $  373,839

    Eaton Pharmacy:
    Note payable to former shareholder of Eaton
    Pharmacy, payable in equal monthly installments
    of $1,333 plus interest on the unpaid balance
    at prime rate (7 3/4% at December 31, 1998).
    The note was paid in full in 1999.                                10,667

    Note payable in equal monthly installments of
    $4,500 plus interest on the unpaid balance at
    prime rate (7 3/4% at December 31, 1998). A final
    payment of $10,000 was made on the balloon note
    in February 2000.  The note is collateralized
    by certain assets of Eaton Pharmacy.               10,000         66,000

    Note payable in equal monthly installments of
    $3,693 including interest at 7%. The note will
    mature in June 2000 and is collateralized by
    certain assets of the Weston Pharmacy.             21,713         62,914
                                     continued
                                        F-14

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Debt: continued,

    Note payable in equal monthly installments of
    $1,043 including interest at 7%. The note was
    paid in full in September 1999.                                    9,122

    Note payable in equal monthly installments of
    $3,023 including interest at 7%. The note will
    mature in May 2001 and is collateralized by
    certain assets of Sherborn Apothecary.             48,783         80,426

    Note payable in equal monthly installments of
    $3,287 including interest at 7%. The note will
    mature in March 2001 and is collateralized by
    certain assets of Three S Pharmacy.                47,071         81,887

    Notes payable in equal monthly installments of
    $6,150 including interest at 9.75%. The note
    will mature in December 2000 and is collateralized
    by inventory of the Upton Pharmacy.                70,042

    Line of credit with a balloon payment due
    in July 2001.  The interest rate is prime
    (8.50% at December 1999) and is collateralized by
    certain assets of Eaton Pharmacy.                 200,000

    Other Subsidiaries

    Notes payable due in various installments
    at rates ranging up to 9 1/4%, collateralized
    by certain equipment and vehicles.                 49,556         32,525
                                                      778,687        717,380
        Less current portion                          222,879        236,669
                                                    $ 555,808      $ 480,711

    The maturities of long term debt at December 31, 1999 are as follows:

          2000                               $  222,879
          2001                                  278,011
          2002                                   41,831
          2003                                   37,460
          2004                                   40,670
          Thereafter                            157,836
                                             $  778,687

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes:

    At December 31, 1999, the Company had a remaining net operating loss
    (NOL)carryforwards of approximately $2,182,000 available to offset future taxable income. The NOL carryforwards will expire in the years 2002 to 2021. In the event of a change in ownership of the Company, the utilization of the NOL carryforward may be subject to limitation under certain provisions of the Internal Revenue Code. In addition, certain provisions dealing with consolidated returns may limit the utilization of approximately $175,000 of NOL carryforward by certain members of the consolidated group.

    The tax effect of temporary differences that give rise to significant portions of deferred taxes at December 31, 1999 and 1998 consisted of:

                                                1999           1998
      Deferred tax assets(liabilities):
      Depreciation                         $   22,000      $    1,000
      Reserves                                388,000         255,000
      Net operating loss carryforwards        869,000         256,500
      Total net deferred tax assets
         before valuation reserve           1,279,000         512,500
         Valuation reserve                 (1,279,000)       (512,500)
            Total net deferred tax
             assets                        $    -          $    -

     The Company has recorded a valuation reserve for the total amount of net deferred tax assets due to the uncertainty of their future realization.

8.   Commitments:

     Operating Leases

     The Company rents office and warehouse space with varying lease expiration dates through May of 2010. All leases have options to extend the lease terms. Total rent expense for the years ended December 31, 1999 and 1998, was $784,874 and $707,388, respectively.

     Future minimum lease payments at December 31, 1999 are as follows:
           2000                       $  574,209
           2001                          379,838
           2002                          254,621
           2003                          212,861
           2004                          165,611
           Thereafter                    595,199
                                      $2,182,339

     Purchase Commitment

     A subsidiary of the Company has an agreement with a supplier to purchase $2,600,000 of inventory each quarter through the year 2001. The Company received $200,000 from the supplier upon signing of the agreement, which

                                     continued
                                        F-16


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Commitments: continued,

     is being amortized over the term of the contract, such amortization is included in other income. Additionally, the supplier has made available a $200,000 line of credit to purchase this inventory. The line of credit is collateralized by substantially all of the assets of the subsidiary. The full line of credit was used in July of 1999 to purchase inventory. The line of credit is to be paid in full with a balloon payment in July 2001 (see note 5).

9.  Capital Stock:

    Each share of Class A preferred stock has voting rights equal to 1,000 shares of common stock.

    Each share of Class B Preferred Stock (series 1) has voting rights equal to 2,000 shares of common stock.

    In 1998, the Company purchased 11,000 shares of its own common stock from the open market for a total of $52,249.

    During 1999, the Company approved a 10% stock dividend to stockholders of record on January 14, 2000. The dividend was included in the balance sheet as of December 31, 1999. Earnings per share have been restated as if the shares were issued as of January 1, 1997.

    During 1997, the Company issued 20,000 warrants to a third party in connection with services provided. The exercise price for each warrant is $14.75 and are only exercisable if the stock price exceeds 120% of the exercise price. These warrants were not exercised during 1999 or 1998.

    In October 1999, the Company issued 150,000 stock warrants to a third party in connection with consulting services provided. The stock warrants vested immediately. The options are priced in three 50,000 warrant blocks. Block one is for 50,000 to be exercised $8.00 per share; block two is 50,000 to be exercised at $9.00 per share; and block three is 50,000 to be exercised at $11.00 per share. The warrants will be in force for as long as the consulting services are retained by the Company and for two years there-after. The consultant services have customary piggy-back registration rights with respect to any shares of common stock issuable upon exercise of options. The consulting agreement was effective October 1999 and expires September 2000. The Company recorded expense of $368,750, equal to the estimated fair market value of the warrants. The fair market value was calculated using the Black-Sholes options pricing model, assuming 5.9% risk-free interest, 0% dividend yield, 60% volatility, and three year expected life.

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


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Capital Stock: continued,

    A summary of changes in common stock options during 1999, 1998 and 1997 is:
                                                           Weighted average
                                                 Shares      exercise price
   Outstanding grants at December 31, 1996       162,000             7.64
     Granted in 1997                              89,000             5.33
     Exercised in 1997                            (7,000)            4.62
     Canceled in 1997                             (8,000)           16.75
   Outstanding grants at December 31, 1997       236,000             6.55
     Granted in 1998                              22,000             3.75
     Canceled in 1998                            (10,000)           16.75
   Outstanding grants at December 31, 1998       248,000             6.30
     Granted in 1999                             540,000             6.44
   Outstanding grants at December 31, 1999       788,000             6.36
   Options exercisable at December 31, 1997      146,000             6.11
   Options exercisable at December 31, 1998      198,000             6.34
   Options exercisable at December 31, 1999      480,000             6.42

   The weighted average grant date fair market value was $3.70, $1.68 and $2.71 for options granted during 1999, 1998 and 1997.

   Options outstanding at December 31, 1999:
   Range of            Total/             Exercise       Weighted
   Exercise price      Exercisable        Price          Average Life
   $2.31 - $3.38       60,000/42,000      $2.67/$2.36    4.9 years
   $4.62 - $6.88       692,000/402,000    $6.14/$5.91    8.8 years
   $16.75              36,000/36,000      $16.75/$16.75  6.3 years

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

                             1999             1998           1997
   Net loss: As reported  $(2,172,645)    $(1,840,191)    $  (934,402)
   Pro forma              $(3,397,152)    $(2,047,592)    $(1,147,078)
   Loss per share: As
     reported             $      (.58)    $      (.54)    $     (.27)
   Pro forma              $      (.91)    $      (.59)    $     (.34)







                                     continued
                                        F-19

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Capital Stock: continued,

   The fair value of stock options in the pro forma accounts for 1999, 1998 and 1997 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                  1999        1998       1997
          Risk-free interest      6.4%        5.3%       6.6%
          Dividend yield            0%          0%         0%
          Expected volatility      60%         70%        70%
          Expected life (years)     5           3          3

10.  Business Segments:

    The Company had three active business segments in 1999, 1998 and 1997:
(1)wholesale and retail sale of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the year ended December 31, 1999 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated
Net Sales    $7,543,642       $7,045,266    $25,268,003             $39,856,911
Operating
(loss)income    (84,507)        (585,612)      (325,054) $ (764,837) (1,760,010)
Total assets  2,964,787        2,005,722      5,568,424   2,634,702  13,173,635
Capital
Expenditures     85,053          184,773        142,626       3,596     416,048
Depreciation
and
amortization    104,190           84,570        233,096      5,008      426,864
Interest income  (8,981)                         (9,175)  (128,665)    (146,821)
Interest
expense          33,894           42,118         26,838                 102,850

    Summary data for the year ended December 31, 1998 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated
Net Sales    $6,664,840       $7,419,487    $22,851,707             $36,936,034
Operating
(loss)income    (68,980)        (104,355)       212,020  $ (449,566)   (410,881)
Total assets  2,738,177        2,371,877      5,083,585   4,218,403  14,412,042
Capital
Expenditures     43,173           46,669        437,808         457     528,107
Depreciation
and
amortization     98,642           68,642        188,036     60,825      416,145
Interest income (11,579)                        (33,746)  (223,933)    (269,258)
Interest
expense          47,961           10,782         63,654                 122,397



                                       F-20
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Business Segments, continued


    Summary data for the year ended December 31, 1997 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated
Net Sales    $6,702,439       $9,124,587    $18,050,393             $33,877,419
Operating
(loss)income    (39,708)         206,514        344,935  $ (384,318)    127,423
Total assets  2,958,025        2,477,876      4,371,623   6,300,516  16,108,040
Capital
Expenditures    115,853           53,398        150,420     171,683     491,354
Depreciation
and
amortization     97,132           66,243        174,303     25,602      363,280
Interest income (11,564)                       (118,404)  (215,020)    (344,988)
Interest
expense          40,642            7,316         57,929                 105,887







































ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

        None
                             PART III

ITEM 10. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16 Of The Exchange Act.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    74           Chairman of the Board,
                                                      President, Secretary,
                                                      and Director

          William J. Clifford, Jr.       50           Vice-President-Sales
                                                      and Director

          Karen L. Wright                38           Treasurer, Vice-
                                                      President-Finance,
                                                      Assistant Secretary,
                                                      and Director

          Doyle W. Boatwright            61           Director

          Stanley Dudrick, M.D.          65           Director

          David P. Dumouchel             38           Director

          Donald C. Lewis, Jr.           62           Director

          Kenneth L. Nyer, M.D.          41           Director

     The Company's Board of Directors is divided into three classes of directors, A, B, and C. Class A Directors, Messrs. Nyer, Clifford, and Ms. Wright, will be up for re-election in the year 2002 and Mr Lewis will be up for re-election 2000. Class B Directors, Messrs. Boatwright, Dumouchel, and Dr. Nyer, will be up for re-election in the year 2001. Class C Director, Dr. Stanley Dudrick will be up for re-election in the year 2000.

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

     William J. Clifford, Jr. has been vice-president of sales and a director of the Company since December 1991, and vice-president and general manager of ADCO and ADCO South since 1988 and 1992, respectively. Mr. Clifford was a director of Vectors from June 1996 through April 30, 1997. From 1973 to 1988, Mr Clifford was general sales manager of ADCO. Mr. Clifford has over 27 years experience in the medical supply industry and possesses substantial experience in medical warehousing, purchasing, sales and sales management. He has been an employee of ADCO since 1973.

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

     Doyle W. Boatwright has been a director of the Company since December
     1996 and is president of Nyer Nutritional. The Company owns 80% of Nyer Nutritional and Mr. Boatwright owns the remaining 20%. From September 1995 through December 1996, Mr Boatwright was president and founder of Boatwright Laboratories, Inc., which owned the enteral nutritional product patents now held by Nyer Nutritional. From 1989 through September 1995, Mr. Boatwright was president and founder of DigniCare, Inc., a company providing enteral, wound care and urological products to Medicare patients.

     Stanley Dudrick, M.D. has been a director of the Company since March
     1997.  Since January 2000, Dr. Dudrick has been Chairman for the
     Department of Surgery at Bridgeport Hospital/Yale-New Haven Health Systems, located in Bridgeport, Connecticut, and is affiliated with Yale Medical School. From November 1994 until December 1999, Dr. Dudrick had been Associate Chairman for St. Mary's Hospital, Department of Surgery. St. Mary's, which is located in Waterbury, Connecticut, is affiliated with Yale Medical School. Since 1982, Dr. Dudrick also has been a Clinical Professor of Surgery at the University of Texas Health Science Center at Houston. Dr. Dudrick is nationally known in the field of enteral nutrition and has received numerous awards and honors, is an editorial consultant and on the board of numerous medical journals including those specializing in nutrition and has published widely on the subject.

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

ITEM 11.  Executive Compensation.
     The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's chief executive officer. A subsidiary's president and chief executive officer received compensation exceeding $100,000 for the fiscal years ended December 31, 1999, 1998 and 1997. No other executive officer received compensation exceeding $100,000 for the fiscal years ended December 31, 1999, 1998, or 1997.
                Annual Compensation              Long Term Compensation
         Name and                                    Securities
         Principal                         Other  Restricted   Underlying LTIP
         Position         Year    Salary($)   Compensation($)  Options/SARS(#)
         Samuel Nyer      1999    $127,308       $4,200          40,000(2)
         Chief            1998     125,000        4,200         30,000
         Executive        1997     125,000        4,200          30,000

         Doyle Boatwright 1998     121,253       $7,320               0
         President and    1997     119,995        7,320               0
         Chief executive
         of an 80% owned subsidiary
     The Company has not paid any cash compensation to any person for serving as a director.


   Employment Agreements
     The Company employs its officers and employees pursuant to oral agree-ments, with the exception of Mr. Samuel Nyer, five minority shareholders of Eaton.

     The Company entered into a two-year written employment agreement with Mr. Samuel Nyer at a base annual salary of $140,000 effective October
     25, 1999. Mr. Nyer's employment agreement also provides for use of a car and automobile insurance at an annual cost of $4,200. The agreement also provided for the issuance to Mr. Nyer, of 1,000 shares of Series 1 Class B Preferred Stock. Each share of Preferred Stock carries 2,000 votes on all matter concerning the vote of common shareholders. The Preferred stock may be voted and was fully vested October 1999, subject to a substantial risk of forfeiture as provided in Mr. Nyer's employment agreement. The shares were issued February 18, 1997 after receipt of a fairness opinion from an independent third party.

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

     The Company has an oral employment agreement with Mr. William J. Clifford, Jr. vice president and director, which provides for an annual base salary of $71,464 and use of an automobile, including all expenses associated with it at an annual cost of $14,440. The Company has an oral employment agreement with Ms. Karen L. Wright, treasurer, which provides for an annual base salary of $55,000.

     Stock Option Plans

     In July 1993, the Company established the 1993 Stock Option Plan (the "Plan") covering 150,000 shares of common stock which was approved by shareholders at the Company's annual meeting in October 1993. In 1995, the board of directors and the shareholders approved an amendment to the Plan by increasing the number of shares from 150,000 to 275,000 shares. In October 1999, the Company approved an amendment to the plan by increasing the number of shares from 275,000 to 1,000,000. The Plan provides: (a)officers and other employees of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted thereunder which qualify as incentive stock options ("ISOs") under Section 422(b) of the Internal Revenue Code of 1986, as amended and (b) directors, executive officers, employees and consultants of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted hereunder which do not qualify as ISOs ("Non-Qualified Options").

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

      ITEM 12. Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth information as of December 31, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership           Class Owned

Common Stock, Samuel Nyer                 5,112,000 ,,,9        63.8%
Class A       c/o ADCO
Preferred     1292 Hammond Street
Stock, and    Bangor, Maine 04401
Class B
Preferred Stock

Common Stock  Nyle International Corp.    2,710,000                35.7%
and Class A   72 Center Street
Preferred     Brewer, Maine  04412
Stock

Common Stock  William J. Clifford, Jr.       24,000 8,                *
              1292 Hammond Street
              Bangor, Maine 04401

Common Stock  Karen L. Wright                18,000 8,,            *
              1292 Hammond Street
              Bangor, Maine 04401

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management, continued:
                                          Amount and Nature
              Name and Address of         of Beneficial        Percentage of
Class         Beneficial Owner            Ownership 5          Class Owned

Common Stock  Doyle W. Boatwright            12,000 8                  *
              6829 N. 12th Street
              Suite 207
              Phoenix, AZ 85014

Common Stock  Stanley Dudrick, M.D.          12,000                  *
              c/o St. Mary's Hospital
              56 Franklin Street
              Waterbury, CT 06706

Common Stock  David Dumouchel                16,000 8                  *
              111 Canal Street
              Salem, MA  01970

Common Stock  Donald C. Lewis, Jr.           19,000 9,,            *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Kenneth L. Nyer, M.D           26,0009,14                *
              48 Old Orchard Road
              New Rochelle, New York 10804

All directors and executive officers      7,949,0005,6,7,8,9,10,   64.3%
       of the Company as a group (eight            11,12,13,14
       persons)5
       * less than 1% of class

ITEM 13. Certain Relationships and Related Transactions.

     Prior to 1991, the Company and Nyle each engaged in inter-company loans. At December 31, 1999, the Company was owed $33,592 by Nyle.
     As of March 31, 2000, Nyle owed the Company $33,592 (plus accrued interest). Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

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

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:// Samuel Nyer
                                        Samuel Nyer, President
                                        (Chief Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated on the 14th day of April 2000.

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

     (CORPORATE SEAL)                         NYER MEDICAL GROUP, INC.



                                              By:// Samuel Nyer
                                                 Samuel Nyer, President








































                       PricewaterhouseCoopers, L.L.P.



                    Consent of Independent Accountants

We consent to the incorporation by reference in the registration statement of Nyer Medical Group, Inc. on Forms S-8 (File Nos. 333-05635 and 333-05647) of our report dated April 7, 2000, relating to the consolidated financial statements, which report is included in this Annual Report on Form 10-K.


/s/ PricewaterhouseCoopers, L.L.P.


April 13, 2000






































[ARTICLE] 5
[CIK] 0000884647
[NAME] NYER MEDICAL GROUP, INC

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               DEC-31-1999
[CASH]                                       1,066,562
[SECURITIES]                                 1,492,185
[RECEIVABLES]                                3,885,641
[ALLOWANCES]                                   177,739
[INVENTORY]                                  4,289,055
[CURRENT-ASSETS]                            11,133,482
[PP&E]                                       2,607,659
[DEPRECIATION]                               1,073,393
[TOTAL-ASSETS]                              13,173,635
[CURRENT-LIABILITIES]                        4,302,385
[BONDS]                                      1,061,967
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                           375
[OTHER-SE]                                   7,228,595
[TOTAL-LIABILITY-AND-EQUITY]                13,173,635
[SALES]                                     39,856,911
[TOTAL-REVENUES]                            40,127,101
[CGS]                                       32,321,105
[TOTAL-COSTS]                               32,321,105
[OTHER-EXPENSES]                             9,459,861
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             102,850
[INCOME-PRETAX]                            (1,428,625)
[INCOME-TAX]
[INCOME-CONTINUING]                        (1,428,625)
[DISCONTINUED]                               (744,020)
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (2,172,645)
[EPS-BASIC]                                    (.58)
[EPS-DILUTED]                                        0