Form 10-Q
period 2000-03-31
NYER MEDICAL GROUP INC
filed 2000-05-19
CIK 884647

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000


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

As of May 19, 2000, there were outstanding, 3,742,189 shares of common stock,par value $.0001 per share.









  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 2000




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, March 31, 2000
                and December 31, 1999                                3-4


           Consolidated Statements of Operations, Three Months
                Ended March 31, 2000 and March 31, 1999               5


           Consolidated Statements of Cash Flows, Three Months
                Ended March 31, 2000 and March 31, 1999              6-7


           Notes to Consolidated Financial Statements                 8


  Item 2.  Management's Discussion and Analysis of
                First Quarter 2000 Results                           9-12



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         13


           Signatures                                                14















     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2000

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                          March 31,    December 31,
                                              2000         1999
Current assets:
  Cash and cash equivalents              $  816,417    $ 1,066,562
  Investment in marketable securities     1,417,185      1,492,185
  Accounts receivable, less
    allowance for doubtful accounts
    of $177,920 at March 31, 2000
    and $177,739 at December 31, 1999     3,656,461      3,704,025
  Inventories, net                        4,327,194      4,289,055
  Prepaid expenses                          121,439        104,923
  Receivables from related parties            2,029          3,877
  Investment in discontinued operation      463,384        472,855

            Total current assets         10,804,109     11,133,482

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    543,807        543,807
  Machinery and equipment                   125,263        125,263
  Transportation equipment                  360,959        338,971
  Office furniture, fixtures,
    and equipment                           872,023        865,310

                                          2,636,360      2,607,659
  Less accumulated depreciation
    and amortization                     (1,154,924)    (1,073,393)

                                          1,481,436      1,534,266
Goodwill and other deferred assets,
  net of accumulated amortization of
  $440,694 and $412,687 at March 31,
  2000 and December 31, 1999,
  respectively                              444,288        472,295
Advances due from related companies          34,346         33,592

                                            478,634        505,887

            Total assets                $12,764,179    $13,173,635






     See accompanying notes to consolidated financial statements.



     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2000

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          March 31,    December 31,
                                              2000         1999

Current liabilities:
  Current portion of notes payable
    due related party                    $   161,508    $  161,508
  Current portion of long-term debt          187,613       222,879
  Accounts payable                         3,484,576     3,458,835
  Accrued payroll and related taxes          196,673       235,046
  Accrued expenses and other
    liabilities                              127,421       224,117

           Total current liabilities       4,157,791     4,302,385


Notes payable due related party,
  net of current portion                     412,820       442,820
Long-term debt, net of current
  portion                                    538,663       555,808
Minority interest                            571,523       580,312
Deferred credits                              50,800        63,339

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at March 31, 2000 and
    December 31, 1999
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued: 3,753,189 at March 31, 2000
    and 3,748,789 at December 31, 1999           375           375
   Additional paid-in capital             17,679,268    17,657,268
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    March 31, 2000 and
    December 31, 1999)                       (52,249)      (52,249)
   Accumulated deficit                   (10,479,313)  (10,260,924)

     Total shareholders' equity            7,032,582     7,228,971

            Total liabilities and
              shareholders' equity       $12,764,179   $13,173,635

     See accompanying notes to consolidated financial statements.


     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                       March 31,      March 31,
                                         2000           1999

Net sales                             $9,760,241     $9,454,434

Cost and expenses:
  Cost of goods sold                   7,769,498      7,628,171
  Selling and retail                   1,365,613      1,248,127
  Warehouse and delivery                 190,786        156,645
  Administrative                         630,706        688,931
                                       9,956,603      9,721,874

        Operating loss                  (196,362)      (267,440)

Other income (expense):
  Interest expense                       (20,970)       (24,075)
  Interest income                         45,416         74,700
  Other                                   23,213         46,700
        Total other income                47,659         97,325
  Loss before
       minority interest                (148,703)      (170,115)
Minority interest                          8,789         28,327

  Loss from continuing
       operations                       (139,914)      (141,788)

Discontinued operations
  Loss from Nyer
       Nutritional Systems               (78,475)       (84,588)
  Net loss from discontinued
         operations                      (78,475)       (84,588)

  Net Loss                            $ (218,389)    $ (226,376)

  Basic and diluted loss per share:
    Continuing operations             $     (.04)    $     (.04)
    Discontinued operations                 (.02)          (.02)
  Basic and diluted loss per share    $     (.06)    $     (.06)

Weighted average common shares
    outstanding                        3,749,476      3,744,797










     See accompanying notes to consolidated financial statements.

     FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       March 31,      March 31,
                                         2000           1999
  Cash flows from operating
      activities:
  Net loss                             $(218,389)    $(226,376)
  Adjustments to reconcile net
      loss to net cash used in
      operating activities:
  Depreciation                            90,296        52,263
  Amortization                            28,007        33,762
  Gain on sale of pharmacy                             (25,000)
  Minority interest                       (8,789)      (28,327)
  Decrease in deferred credit            (12,539)      (10,500)
  Changes in certain working capital
      elements                          (114,571)     (174,043)
      Net cash flows used in
           operating activities         (235,985)     (378,221)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                          (10,701)      (82,962)
  Proceeds from sale of pharmacy                        50,800
  Proceeds from marketable securities     75,000
  Net change in advances due from
      related companies                     (754)         (765)
  Decrease in other assets, net              706           895
      Net cash provided by (used in)
           investing activities           64,251       (32,032)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                                   200,000
  Payments of long-term debt             (70,411)      (46,338)
  Net repayments of notes to
      related parties                    (30,000)      (20,000)
  Proceeds from exercise of stock
      options                             22,000
      Net cash (used in) provided
           by financing activities       (78,411)      133,662
Net decrease in cash
      and cash equivalents              (250,145)     (276,591)
Cash and cash equivalents at
      beginning of period              1,066,562     4,136,988
Cash and cash equivalents at
      end of period                   $  816,417    $3,860,397






     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       March 31,    March 31,
                                         2000         1999


Changes in certain working capital
     elements:
  Accounts receivable, net           $   47,564   $  678,323
  Inventories                           (38,139)    (222,465)
  Prepaid expenses                      (16,516)      (4,929)
  Receivables from related parties        1,848        1,936
  Accounts payable                       25,741     (328,298)
  Accrued payroll and related
      taxes                             (38,373)     (88,111)
  Accrued expenses and other
      liabilities                       (96,696)    (210,499)
     Net change                      $ (114,571)  $ (174,043)





                                        Three Months Ended


                                       March 31,   March 31,
                                         2000        1999

Cash paid during the first
    three months:
     Interest                        $   21,757   $   19,144






















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2000
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

    Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

2.  Business Segments:

    The Company had three active business segments in 2000, and 1999:
(1)wholesale and retail sale of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined based on products or services offered for sale.


    Summary data for the quarter ended March 31, 2000 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate Consolidated
Net Sales    $1,934,309      $1,066,496      $ 6,759,436            $ 9,760,241
Operating
loss            (66,441)        (70,106)          33,442 $  (93,257)   (196,362)
Total assets  2,882,098       1,859,971        5,422,344  2,136,382  12,300,795
Capital
Expenditures     25,439                            3,262                 28,701
Depreciation
and
amortization     45,251          13,937           58,101      1,014     118,303
Interest income  (2,623)                          (3,013)   (39,780)    (45,416)
Interest
expense           6,198             361           14,411                 20,970






     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2000

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Business Segments, continued

    Summary data for the quarter ended March 31, 1999 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated
Net Sales    $1,660,241      $2,096,329      $5,697,864            $ 9,454,434
Operating
loss            (19,759)        (69,701)        (82,974) $  (95,006)  (267,440)
Total assets  2,720,612       2,000,177       5,001,220   2,978,771 12,700,780
Capital
Expenditures     31,788          17,669          33,505                 82,962
Depreciation
and
amortization     24,179          18,987          41 605       1,254     86,025
Interest income  (4,655)                        (11,713)    (58,332)   (74,700)
Interest
expense           8,652             398          15,025                 24,075

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations

Quarter Ended March 31, 2000 as compared to Quarter Ended March 31, 1999.

NET SALES. Total sales for the first quarter of 2000 increased 3% over the first quarter of 1999 to $9,760,241, representing an increase of $305,807.

The following table shows sales by subsidiary for first quarter of 2000 and 1999:

                     March 31,        March 31,
Subsidiary             2000             1999    % increase (decrease)
Eaton               $6,759,436      $5,697,864        18.6%
Anton                  551,893         709,421       (22.2)
ADCO                 1,559,517       1,379,808        13.0
SCBA                     3,192           4,296       (25.6)
ADCO South             333,114         280,433        18.8
Conway                 511,411       1,382,612       (63.0)
Nyer Internet           41,678                           -
                    $9,760,241      $9,454,434


     The major reason for the increase in revenues was due to the Company's pharmacy chain, Eaton. Eaton sales increased due to their increased volume on prescription drugs as a result of continued marketing campaign which is focused on assisted-living and home-based sectors. ADCO's sales increased $179,709 in 2000, as compared to the first quarter of 1999 due mainly to continued growth of its Nevada division, its respiratory division, and a continued focus and effort on marketing to the nursing home and physician markets. The major reason for the decrease in Conway's sales was the sale of three fire trucks in the first quarter of 1999 as compared to no fire truck sales in

  FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175      MARCH 31, 2000
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Results of Operations: continued,

the first quarter of 2000. The Company intends to focus more on fire equipment and supplies and less on fire truck sales due to lower margins realized on the sale of fire trucks. As a result, the Company expects Conway's sales to decline in the short term with expected increases in gross margin.

GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 20.4% in 2000 as compared 19.3% for the first quarter of 1999.

The following is a table of gross margins by subsidiary for the first quarter of 2000 and 1999:

                         March 31,        March 31,
         Subsidiary        2000             1999
         Eaton             18.9%            20.2%
         Anton             16.1             19.6
         ADCO              26.8             24.2
         SCBA              23.5             41.2
         ADCO South        22.5             29.1
         Conway            22.3              8.1
         Nyer Internet     13.5                -

     Eaton's gross margin declined due to continued lower reimbursements from insurance companies, medicare and medicaid. They believe they can off set
this decline by increased sales volume.   ADCO South's decline was due to
increased equipment sales which generally result in lower gross profit margins than supplies sales. Conway's increase in margin was the result of three fire truck deliveries in the first quarter of 1999 as compared to no fire truck deliveries in the first quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 4.5% in 2000 to $2,187,105 from $2,093,703 in the first quarter of 1999. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                                 March 31,        March 31,
             Subsidiary            2000             1999
            Eaton              $ 1,241,972     $ 1,234,575
            Anton                  151,989         178,629
            ADCO                   465,898         377,072
            SCBA                       308           2,324
            ADCO South              70,782          64,441
            Corporate               93,257          95,005
            Conway                 133,905         141,340
            Nyle Home Health             -             317
            Nyer Internet           28,994               -
                               $ 2,187,105     $ 2,093,703

     Anton's decrease in selling, general, and administrative expenses were due to less personnel and costs associated with lower sales.
ADCO's selling, general, and administrative expenses increased due

  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

  Results of Operations: continued,

to additional salesmen in its Nevada and New England divisions, increased expenses in its respiratory division (started in February 1999) and increased marketing costs. Nyer Internet incurred selling, general, and administrative expenses of 28,994 due to web site development costs which had lower than expected sales to offset the overhead.

CONTINUING OPERATIONS. In total, the Company experienced a net loss of $139,914 in 2000 as compared to a net loss of $141,788 in the first quarter of 1999.

The following table summarizes the loss from continuing operations by subsidiary:

                                March 31,        March 31,
           Subsidiary             2000             1999
           Eaton               $   16,637       $  (47,028)
           Anton                  (50,348)         (35,580)
           ADCO                   (40,229)         (36,294)
           SCBA                    (1,446)          (2,244)
           ADCO South                (424)          12,856
           Corporate              (16,268)          (4,726)
           Conway                 (18,474)         (28,455)
           Nyle Home Health                           (317)
           Nyer Internet          (29,362)               -
                               $ (139,914)      $ (141,788)

    Eaton's income for the first quarter of 2000 as compared to a loss for the same period in 1999 is mainly due to increased sales of $1,061,572, an increase of 18.6%, while selling, general, and administrative expenses increased only $7,397. Eaton's gross margin declined by 1.3%. The increased volume coupled with only a slight increase in selling, general, and administrative expenses off-set the decline in margin. ADCO's increased loss is due to two additional salesmen, increased expenses in its respiratory division (started in February 1999) and increased marketing costs.

DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. The results of NNS have been reported as a discontinued operation for all periods presented.

     The Company has signed a letter of intent with National Distribution and Contracting Inc. (NDC) to purchase the assets of NNS, subject to the successful completion of a clinical trial and execution of a patent license assignment by the 20% owner of Nyer Nutritional, who owns the patents. The Company expects to complete the transaction no later than July 15, 2000.


  FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS


DISCONTINUED OPERATIONS, continued

     The Company incurred approximately $78,475 of expenses related to the NNS business for the first quarter of 2000 and $84,588 for the same period in 1999.

     The Company has reported the assets to be disposed, primarily inventory and patents, on the balance sheet as an investment in discontinued operation. Revenues for NNS were $0 for the quarters ended March 31, 2000 and 1999, respectively.

    Net interest expense as a percentage of sales was less than 1% in the first three months of 2000 and 1999, respectively.

Liquidity and Capital Resources

     Net cash used in operating activities was $235,985 for the quarter ended March 31, 2000 and $378,221 for the quarter ended March 31, 1999. The primary use of cash from operations in 2000 was to fund operations for the Company's Nutritional and medical supply businesses. The Company partially offset its net loss by increases in accounts payable.

     Net cash provided by (used in) investing activities was $64,251 for the quarter ended March 31, 2000 as compared to $(32,032) for the same period of 1999.

     Net cash (used in) provided by in financing activities was $(78,411) for the first quarter of 2000 as compared to $133,662 for the same period in 1999.

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















  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

                                  PART II




  Item 3:  Other information

    The Company is still actively seeking to acquire medical related companies.











































  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2000

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  May 19, 2000                          /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  May 19, 2000                          /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)