Form 10-Q
period 2000-06-30
NYER MEDICAL GROUP INC
filed 2000-08-14
CIK 884647

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2000


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

As of August 14, 2000, there were outstanding, 3,742,189 shares of common stock,par value $.0001 per share.








  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        June 30, 2000




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, June 30, 2000
                and December 31, 1999                                3-4


           Consolidated Statements of Operations, Three Months
                Ended June 30, 2000 and June 30, 1999                 5


           Consolidated Statements of Operations, Six Months
                Ended June 30, 2000 and June 30, 1999                 6


           Consolidated Statements of Cash Flows, Six Months
                Ended June 30, 2000 and June 30, 1999                7-8


           Notes to Consolidated Financial Statements                 9


  Item 2.  Management's Discussion and Analysis of
                Second Quarter 2000 Results                         10-17



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         18


           Signatures                                                19











     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    June 30, 2000

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                          June 30,   December 31,
                                              2000         1999
Current assets:
  Cash and cash equivalents              $  384,554    $ 1,066,562
  Investment in marketable securities 1,465,283 1,492,185 Accounts receivable, less allowance for doubtful accounts
    of $180,559 at June 30, 2000
    and $177,739 at December 31, 1999     3,909,076      3,704,025
  Inventories, net                        4,428,933      4,289,055
  Prepaid expenses                          279,867        104,923
  Receivables from related parties            3,505          3,877
  Investment in discontinued operation      432,185        472,855

            Total current assets         10,903,403     11,133,482

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    543,807        543,807
  Machinery and equipment                   125,263        125,263
  Transportation equipment                  366,735        338,971
  Office furniture, fixtures,
    and equipment                           911,262        865,310

                                          2,681,375      2,607,659
  Less accumulated depreciation
    and amortization                     (1,239,982)    (1,073,393)

                                          1,441,393      1,534,266
Goodwill and other deferred assets,
  net of accumulated amortization of
  $466,508 and $412,687 at June 30,
  2000 and December 31, 1999,
  respectively                              418,474        472,295
Advances due from related companies          34,346         33,592

                                            452,820        505,887

            Total assets                $12,797,616    $13,173,635






     See accompanying notes to consolidated financial statements.



     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    June 30, 2000

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          June 30,   December 31,
                                              2000         1999

Current liabilities:
  Current portion of notes payable
    due related party                    $   161,508    $  161,508
  Current portion of long-term debt          156,831       222,879
  Accounts payable                         3,650,888     3,458,835
  Accrued payroll and related taxes          227,989       235,046
  Accrued expenses and other
    liabilities                              131,032       224,117

           Total current liabilities       4,328,248     4,302,385


Notes payable due related party,
  net of current portion                     377,819       442,820
Long-term debt, net of current
  portion                                    514,355       555,808
Minority interest                            599,563       580,312
Deferred credits                              35,501        63,339

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at June 30, 2000 and
    December 31, 1999
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued: 3,753,189 at June 30, 2000
    and 3,748,789 at December 31, 1999           375           375
   Additional paid-in capital             17,679,268    17,657,268
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    June 30, 2000 and
    December 31, 1999)                       (52,249)      (52,249)
   Accumulated deficit                   (10,569,765)  (10,260,924)

     Total shareholders' equity            6,942,130     7,228,971

            Total liabilities and
              shareholders' equity       $12,797,616   $13,173,635

     See accompanying notes to consolidated financial statements.


FORM 10-Q           NYER MEDICAL GROUP, INC   000-20175        JUNE 30, 2000
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                           Three Months Ended
                                         June 30,      June 30,
                                           2000           1999

Net sales                              $10,613,124     $9,504,138

Cost and expenses:
  Cost of goods sold                     8,353,247      7,724,670
  Selling and retail                     1,400,923      1,326,357
  Warehouse and delivery                   200,514         86,656
  Administrative                           720,272        616,517
                                        10,674,956      9,754,200

        Operating (loss) income            (61,832)      (250,062)

Other income (expense):
  Interest expense                          (9,546)       (20,406)
  Interest income                           54,879         44,576
  Other                                     40,900         11,604
        Total other income                  86,233         35,774
            Income (loss) before
         minority interest                  24,401       (214,288)
 Minority interest                         (28,041)        31,744

     (Loss) income from
         continuing operations              (3,640)      (182,544)

Discontinued operations
      Loss from disposal of
          Nyer Nutritional Systems
          including operating losses
          during phase out period          (86,812)      (145,327)
      Net loss from discontinued
          operations                       (86,812)      (145,327)

       Net Loss                        $   (90,452)    $ (327,871)

  Basic and diluted loss per common
    share from continuing operations    $              $     (.05)
  Basic and diluted loss per common
    share from discontinued operations        (.02)          (.04)
  Basic and diluted loss per
    common share                        $     (.02)    $     (.09)
  Weighted average common shares
    outstanding                          3,742,189      3,737,789





     See accompanying notes to consolidated financial statements.



     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    June 30, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                       June 30,     June 30,
                                         2000           1999

Net sales                            $20,373,366     $18,958,572

Cost and expenses:
  Cost of goods sold                  16,122,747      15,352,842
  Selling and retail                   2,766,537       2,645,599
  Warehouse and delivery                 391,300         172,185
  Administrative                       1,350,977       1,299,447
                                      20,631,561      19,470,073

        Operating loss                  (258,195)      (511,501)

Other income (expense):
  Interest expense                       (30,516)       (44,481)
  Interest income                        100,295        119,275
  Other                                   64,113         58,304
        Total other income               133,892        133,098
  Loss before
       minority interest                (124,303)      (378,403)
Minority interest expense                (19,251)        60,071

  Loss from continuing
       operations                       (143,554)      (318,332)

Discontinued operations
  Loss from disposal of
      Nyer Nutritional Systems
      including operating losses
      during phase out period           (165,287)      (235,916)
  Net loss from discontinued
         operations                     (165,287)      (235,916)

  Net Loss                            $ (308,841)    $ (554,248)

  Basic and diluted loss per share:
    Continuing operations             $     (.04)    $     (.09)
    Discontinued operations                 (.04)          (.06)
  Basic and diluted loss per share    $     (.08)    $     (.15)

Weighted average common shares
    outstanding                        3,739,573      3,737,789







     See accompanying notes to consolidated financial statements.


     FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    June 30, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       June 30,     June 30,
                                         2000           1999
  Cash flows from operating
      activities:
  Net loss                             $(308,841)    $(554,248)
  Adjustments to reconcile net
      loss to net cash used in
      operating activities:
  Depreciation                           188,653       173,984
  Amortization                            53,821        69,192
  Gain on sale of pharmacy                             (25,000)
  Minority interest                       19,251       (60,071)
  Decrease in deferred credit            (27,838)      (27,902)
   Changes in certain working capital
      elements                          (427,590)     (284,247)
      Net cash flows used in
           operating activities         (502,544)     (708,292)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                          (73,715)     (337,490)
  Proceeds from sale of pharmacy                        50,800
  Proceeds from marketable securities     26,902
  Net change in advances due from
      related companies                     (754)        3,234
  Decrease in other assets, net              706           895
      Net cash used in investing
           activities                    (46,861)     (282,561)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                      18,000       200,000
  Payments of long-term debt            (107,603)      (89,319)
  Net repayments of notes to
      related parties                    (65,000)      (40,000)
  Proceeds from exercise of stock
      options                             22,000
      Net cash (provided by) used
           in financing activities      (132,603)       70,681
Net decrease in cash
      and cash equivalents              (682,008)     (920,172)
Cash and cash equivalents at
      beginning of period              1,066,562     4,136,988
Cash and cash equivalents at
      end of period                   $  384,554    $3,216,816






     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    June 30, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       June 30,   June 30,
                                         2000         1999


Changes in certain working capital
     elements:
  Accounts receivable, net           $ (205,051)  $  564,412
  Inventories                          (139,878)    (116,976)
  Prepaid expenses                     (174,944)     (82,394)
  Receivables from related parties          372       (2,684)
  Accounts payable                      192,053     (224,325)
  Accrued payroll and related
      taxes                              (7,057)     (46,564)
 Accrued expenses and other
      liabilities                       (93,085)    (375,716)
     Net change                      $ (427,590)  $ (284,247)





                                        Six Months Ended


                                       June 30,  June 30,
                                         2000        1999

Cash paid during the first
    six months:
     Interest                        $   31,303   $   39,550






















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    June 30, 2000
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation.

2.  Business Segments:

    The Company had three active business segments in 2000 and 1999:
(1)wholesale and retail sale of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined based on products or services offered for sale.


    Summary data for the quarter ended June 30, 2000 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate Consolidated
Net Sales    $3,919,069      $2,436,089      $14,018,208            $20,373,366
Operating
(loss)income   (141,733)        (69,952)         183,001 $ (229,510)   (258,194)
Total assets  2,968,029       1,874,719        5,786,336  1,736,347  12,365,431
Capital
Expenditures     44,474                           27,342      1,899      73,715
Depreciation
and
amortization     66,230          25,378          148,451      2,415     242,474
Interest income  (5,362)                          (6,247)   (88,686)   (100,295)
Interest
expense          13,649             692           16,175                 30,516






     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    June 30, 2000

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Business Segments, continued

    Summary data for the quarter ended June 30, 1999 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated
Net Sales    $3,514,216      $3,379,788      $12,064,568            $18,958,572
Operating
(loss)income    (39,839)       (112,075)        (168,077)$ (203,510)   (523,501)
Total assets  2,474,432       2,089,854        5,206,952  3,197,282  12,968,520
Capital
Expenditures     91,003          35,349          208,863                335,215
Depreciation
and
amortization     51,729          37,767          151,173      2,507     243,176
Interest income  (6,956)                         (13,789)   (98,530)   (119,275)
Interest
expense          18,107             530           25,844                 44,481

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Results of Operations

Quarter Ended June 30, 2000 as compared to Quarter Ended June 30, 1999.

NET SALES. Total sales for the first six months of 2000 increased 7% over the same period of 1999 to $20,373,366, representing an increase of $1,414,794.

The following table shows sales by subsidiary for first six months of 2000 and 1999:

                     June 30,        June 30,
Subsidiary             2000             1999    % increase (decrease)
Eaton               $14,018,208      $12,064,568       16.2%
Anton                 1,274,733        1,513,771      (15.8)
ADCO                  3,158,226        2,954,047        7.0
SCBA                      9,290           16,415      (43.4)
ADCO South              649,103          560,170       15.9
Conway                1,152,067        1,849,601      (37.7)
Nyer Internet           111,739                            -
                    $20,373,366      $18,958,572


     The major reason for the increase in revenues was due to the Company's pharmacy chain, Eaton. Eaton sales increased due to their increased volume on prescription drugs as a result of continued marketing campaign which is focused on assisted-living and home-based sectors. ADCO's sales increased $204,179 in 2000, as compared to 1999 due mainly to continued growth of its Nevada division, its respiratory division, and a continued focus and effort on marketing to the nursing home and physician markets. The major reason for the decrease in sales for Conway's was the sale of three fire trucks in the first quarter of 1999 as compared to no fire truck deliveries in

  FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175      June 30, 2000
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations: continued,

the first six months of 2000. The Company intends to focus more on fire equipment and supplies and less on fire truck sales due to lower margins realized on the sale of fire trucks. As a result, the Company expects Conway's sales to decline in the short term with expected increases in gross margin.

The following table shows sales by subsidiary for three months ended June 30, 2000 and 1999:
                        Three months ended
                      June 30,          June 30,
Subsidiary             2000             1999    % increase (decrease)
Eaton               $ 7,258,772      $6,366,704       14.0%
Anton                   722,840         804,350      (10.1)
ADCO                  1,598,708       1,574,239        1.6
SCBA                      6,098          12,119      (49.7)
ADCO South              315,989         279,737       13.0
Conway                  640,656         466,989       37.2
Nyer Internet            70,061                      100.0
                    $10,613,124      $9,504,138


GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 20.9% in 2000 as compared 19.0% for the first six months of 1999.

The following is a table of gross margins by subsidiary for the first six months 2000 and 1999 and for three months ended June 30, 2000 and 1999:

                  For six months ended         For three months ended
                June 30,          June 30,      June 30,     June 30,
Subsidiary        2000             1999         2000         1999
Eaton             19.2%            18.2%        19.4%        19.4%
Anton             18.1             22.0         19.0         20.0
ADCO              27.3             24.4         27.8         25.3
SCBA              24.0             28.6         24.3         71.0
ADCO South        23.3             26.6         24.2         22.7
Conway            25.5             10.4         27.0         31.0
Nyer Internet     19.3                -         22.8            -


     Eaton's gross margin declined slightly due to continued lower reimbursements from insurance companies, medicare and medicaid. They believe they can off set this decline by increased sales volume. ADCO South's decline was due to increased equipment sales which are generally lower than supplies sales. Conway's increase in margin was the result of three fire truck deliveries in the first quarter of 1999 as compared to no fire truck deliveries in the first six months of 2000.




  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     June 30, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

  Results of Operations: continued,


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 9.5% in 2000 to $4,508,814 from $4,117,231 in 1999. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                    Six months ended            Three months ended
               June 30,        June 30,         June 30,        June 30,
Subsidiary       2000             1999             2000            1999
Eaton         $ 2,504,262     $ 2,361,979      $ 1,262,290     $ 1,127,406
Anton             310,210         362,438          158,221         183,809
ADCO              930,005         788,790          464,107         411,718
SCBA                  595           2,324              287               -
ADCO South        146,755         124,661           75,973          60,220
Corporate         229,510         191,511          136,253         102,506
Conway            286,854         285,092          152,949         143,752
Nyle Home Health        -             436                -             119
Nyer Internet     100,623               -           71,629               -
              $ 4,508,814     $ 4,117,231      $ 2,321,709     $ 2,029,530

     Eaton's increase in selling, general, and administrative expenses (SG&A) is primarily due to increase in their sales. Anton's decrease in S,G & A expenses were due to less personnel and costs associated with less sales. ADCO's selling, general, and administrative expenses increased due additional salesmen in its Nevada and New England divisions, increased expenses in its respiratory division (started in February 1999) and increased marketing costs. Nyer Internet overhead is due to web site development costs.


CONTINUING OPERATIONS. In total, the Company experienced a net loss of $139,914 in 2000 as compared to a net loss of $141,788 in 1999.

The following table summarizes the loss from continuing operations by subsidiary:
                            Six months ended          Three months ended
                      June 30,      June 30,       June 30,        June 30,
Subsidiary             2000           1999          2000             1999
Eaton               $  149,188     $ (129,800)    $ 132,551      $ (82,771)
Anton                  (71,094)       (28,098)      (20,746)         7,483
ADCO                   (54,517)       (65,915)      (14,288)       (29,622)
SCBA                    (1,089)        (1,703)          357            541
ADCO South              (4,482)        15,362        (4,058)         2,506
Corporate              (66,123)       (27,060)      (49,855)       (28,335)
Conway                  (4,416)       (80,682)       14,058        (52,227)
Nyle Home Health             -           (436)            -           (119)
Nyer Internet          (91,021)             -       (61,659)             -
                    $ (143,554)    $ (318,332)    $  (3,640)     $(182,544)


  FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175     June 30, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

    Eaton's income of $149,188 for the first six months of 2000 as compared to a loss of (129,800) for the same period in 1999 is mainly due increased sales of $1,953,640, and their selling, general, and administrative expenses increased only $142,283. Eaton's gross margin increased by 1%. ADCO's loss increase is due to two additional salesmen, increased expenses in its respiratory division (started in February 1999) and increased marketing costs. Anton's loss is due to less than expected sales to cover their overhead. Nyer Internet incurred a loss of (91,021) due to web site development costs which had lower than expected sales and margins to offset the additional overhead.

DISCONTINUED OPERATIONS

     In October 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. The results of NNS have been reported as a discontinued operation for all periods presented.

     The Company signed a letter of intent with National Distribution and Contracting Inc. (NDC) to purchase the assets of NNS, subject to the successful completion of a clinical trial and execution of a patent license assignment by the 20% owner of Nyer Nutritional, who owns the patents. Based upon discussions with NDC, the Company believes the clinical trial was successful.

     The Company's signed letter of intent expired July 15, 2000.
Currently, no further discussions are contemplated.

     The Company is exploring a number of options with regard to Nyer Nutritional Systems. Nyer Nutritional Systems is currently inactive.

     The Company incurred approximately $165,287 of expenses related to the NNS business for the first six months of 2000 and $235,916 for the same period in 1999.

     The Company has reported the assets to be disposed, primarily inventory and patents, on the balance sheet as investment in discontinued operation. Revenues for NNS are $0, $268,431 and $1,515 for the years ended 1999, 1998 and 1997.

     The Company currently owns 739,216 shares (or 19.8%) of the outstanding common stock of Genetic Vectors, Inc.

    Net interest expense as a percentage of sales was less than 1% in the first six months of 2000 and 1999, respectively.









  FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175     June 30, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Liquidity and Capital Resources

     Net cash used in operating activities was $502,544 for the quarter ended June 30, 2000 and $708,292 for the quarter ended June 30, 1999. The primary use of cash from operations in 2000 was to fund operations for the Company's businesses. The Company partially offset its net loss by increases in accounts payable.

     Net cash used in investing activities was $46,861 for the quarter ended June 30, 2000 as compared to $282,561 for the same period of 1999.

     Net cash (provided by) used in financing activities was $(132,603) for the first six months of 2000 as compared to $70,681 for the same period in 1999.

    The Company anticipates its current cash resources are adequate to fund its current operating needs. The Company has retained a financial advisor to raise capital necessary to expand its business. There can be no assurance that this capital can be raised.

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






FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 2000

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

The following is a table of gross margins by subsidiary for the first six months 1999 and 1998 and for three months ended June 30, 1999 and 1998:

                  For six months ended         For three months ended
                June 30,          June 30,      June 30,     June 30,
Subsidiary        1999             1998         1999         1998
Eaton             18.2%            20.8%        19.4%        19.4%
Anton             22.0             17.7         20.0         20.0
ADCO              24.4             25.0         25.3         25.3
SCBA              28.6             68.0         24.1         71.0
ADCO South        26.6             23.6         22.7         22.7
Conway            10.4             26.5         31.0         31.0
Nyer Nutritional     -             28.7            -         28.7
Nyer Diabetic     27.8                -                         -

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






FORM 10-Q           NYER MEDICAL GROUP, INC.  000-20175        JUNE 30, 1999

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses were $4,117,231 in 1999 from $4,158,690 in 1998. The following table shows the breakdown by subsidiary (and corporate expenses) as follows:

                       Six months ended            Three months ended
                  June 30,        June 30,         June 30,        June 30,
Subsidiary          1999             1998             1999            1998

Eaton            $ 2,361,979     $ 2,088,087      $ 1,127,406     $ 1,044,231
Anton                362,438         399,711          183,809         206,168
ADCO                 744,881         684,928          391,350         340,774
SCBA                   2,324           2,885                -           2,192
ADCO South           124,661         131,099           60,220          66,113
Corporate            191,511         185,060          102,506          97,820
Conway               285,092         387,625          143,752         214,473
Nyle Home Health         436              66              119               -
Nyer Diabetic         43,909               -           20,368               -
                 $ 4,117,231     $ 3,879,461      $ 2,029,530     $ 1,971,771


Continuing Operations. In total, the Company experienced a net loss of $318,332 in 1999 as compared to a net loss of $221,909 in 1998 from continuing operations.

The following table summarizes the loss from continuing operations by subsidiary:
                            Six months ended          Three months ended
                      June 30,        June 30,    June 30,        June 30,
Subsidiary             1999             1998        1999             1998
Eaton               $ (129,800)      $  107,555   $ (82,771)     $  53,589
Anton                  (28,098)         (79,702)      7,483        (10,431)
ADCO                   (35,372)         (48,732)    (18,060)       (19,003)
SCBA                    (1,703)           7,426         541          5,698
ADCO South              15,362           (8,686)      2,506          7,773
Corporate              (27,060)          (9,023)    (28,335)        58,712
Conway                 (80,682)          71,874     (52,227)        51,169
Nyle Home Health          (436)            (767)       (119)          (584)
Nyer Diabetic          (30,543)               -     (11,562)             -
                    $ (318,332)      $    39,945  $(182,544)     $ 146,923

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

     The Company incurred approximately $235,916 of expenses related to the NNS business for the first six months of 1999 and $364,144 for the same period in 1998.

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






















  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     June 30, 2000

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                  PART II




  Item 3:  Other information

  The Company filed an 8-K in August announcing the resignation of their independent certified public accountants, PricewaterhouseCoopers, LLP. The Company is currently in the process of engaging new independent certified public accountants.


  The Company is still actively seeking to acquire medical related companies.






































  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     June 30, 2000

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  August 14, 2000                       /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date: August 14, 2000                        /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)