Form 10-Q
period 2000-09-30
NYER MEDICAL GROUP INC
filed 2000-11-20
CIK 884647

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549




                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the Quarter Ended September 30, 2000


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

As of November 20, 2000, there were outstanding, 3,742,189 shares of common stock,par value $.0001 per share.








  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        SEPTEMBER 30, 2000




                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, September 30, 2000
                and December 31, 1999                                3-4


           Consolidated Statements of Operations, Three Months
                Ended September 30, 2000 and September 30, 1999       5


           Consolidated Statements of Operations, Nine Months
                Ended September 30, 2000 and September 30, 1999       6


           Consolidated Statements of Cash Flows, Nine Months
                Ended September 30, 2000 and September 30, 1999      7-8


           Notes to Consolidated Financial Statements                9-10


  Item 2.  Management's Discussion and Analysis of
                Third Quarter 2000 Results                         10-14



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         15


           Signatures                                                15











FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2000

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                         (Unaudited)
                                          September 30, December 31,
                                              2000         1999
Current assets:
  Cash and cash equivalents              $  677,936    $ 1,066,562
  Investment in marketable securities     1,000,000      1,492,185
  Accounts receivable, less
    allowance for doubtful accounts
    of $183,228 at September 30, 2000
    and $177,739 at December 31, 1999     3,696,299      3,704,025
  Inventories, net                        4,400,896      4,289,055
  Prepaid expenses                          278,261        104,923
  Receivables from related parties            1,211          3,877
  Investment in discontinued operation      415,361        472,855

            Total current assets         10,469,964     11,133,482

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    544,752        543,807
  Machinery and equipment                   152,824        125,263
  Transportation equipment                  374,085        338,971
  Office furniture, fixtures,
    and equipment                           919,360        865,310

                                          2,725,329      2,607,659
  Less accumulated depreciation
    and amortization                     (1,316,600)    (1,073,393)

                                          1,408,729      1,534,266
Goodwill and other deferred assets,
  net of accumulated amortization of
  $488,057 and $412,687 at September 30,
  2000 and December 31, 1999,
  respectively                              397,323        472,295
Advances due from related companies          34,346         33,592

                                            431,669        505,887

            Total assets                $12,310,362    $13,173,635






     See accompanying notes to consolidated financial statements.



FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2000

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          September 30,   December 31,
                                              2000         1999

Current liabilities:
  Current portion of notes payable
    due related party                    $   161,508    $  161,508
  Current portion of long-term debt          337,939       222,879
  Accounts payable                         3,364,661     3,458,835
  Accrued payroll and related taxes          235,500       235,046
  Accrued expenses and other
    liabilities                              179,208       224,117

           Total current liabilities       4,278,816     4,302,385

Notes payable due related party,
  net of current portion                     347,820       442,820
Long-term debt, net of current
  portion                                    290,769       555,808
Minority interest                            614,368       580,312
Deferred credits                              20,501        63,339

Shareholders' equity:
  Class A Preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B Preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and outstanding:
    1,000 shares at September 30, 2000 and
    December 31, 1999
  Common stock, par value $.0001
    Authorized: 10,000,000 shares;
    issued: 3,753,189 at September 30, 2000
    and 3,748,789 at December 31, 1999           375           375
   Additional paid-in capital             17,679,268    17,657,268
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    September 30, 2000 and
    December 31, 1999)                       (52,249)      (52,249)
   Accumulated deficit                   (10,753,807)  (10,260,924)

     Total shareholders' equity            6,758,088     7,228,971

            Total liabilities and
              shareholders' equity       $12,310,362   $13,173,635

     See accompanying notes to consolidated financial statements.



FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175      SEPTEMBER 30, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                           Three Months Ended
                                       September 30,   September 30,
                                             2000           1999


Net sales                              $10,570,026     $9,897,925

Cost and expenses:
  Cost of goods sold                     8,522,462      7,966,361
  Selling and retail                     1,410,163      1,405,311
  Warehouse and delivery                   184,919         90,668
  Administrative                           640,197        602,411
                                        10,757,741     10,064,751

        Operating (loss) income           (187,715)      (166,826)

Other income (expense):
  Interest expense                         (12,864)       (20,992)
  Interest income                           30,740         42,114
  Other                                    118,764         19,830
        Total other income                 136,640         40,952
            Income (loss) before
         minority interest                 (51,075)      (125,874)
 Minority interest                         (14,805)        32,124

     (Loss) income from
         continuing operations             (65,880)       (93,750)

Discontinued operations
      Loss from disposal of
          Nyer Nutritional Systems
          including operating losses
          during phase out period         (118,162)      (213,997)
      Net loss from discontinued
          operations                      (118,162)      (213,997)

       Net Loss                        $  (184,042)    $ (307,747)

  Basic and diluted loss per common
    share from continuing operations    $     (.02)    $     (.02)
  Basic and diluted loss per common
    share from discontinued operations        (.03)          (.06)
  Basic and diluted loss per
    common share                        $     (.05)    $     (.08)
  Weighted average common shares
    outstanding                          3,742,189      3,737,789





     See accompanying notes to consolidated financial statements.

FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                     September 30,   September 30,
                                          2000           1999

Net sales                            $30,943,391     $28,856,497

Cost and expenses:
  Cost of goods sold                  24,645,207      23,319,204
  Selling and retail                   4,176,701       4,050,909
  Warehouse and delivery                 576,218         262,853
  Administrative                       1,991,174       1,901,858
                                      31,389,300      29,534,824

        Operating loss                  (445,909)       (678,327)

Other income (expense):
  Interest expense                       (43,380)        (65,473)
  Interest income                        131,035         161,389
  Other                                  182,877          78,134
        Total other income               270,532         174,050
  Loss before
       minority interest                (175,377)       (504,277)
Minority interest expense                (34,057)         92,194

  Loss from continuing
       operations                       (209,434)       (412,083)

Discontinued operations
  Loss from disposal of
      Nyer Nutritional Systems
      including operating losses
      during phase out period           (283,449)       (449,913)
  Net loss from discontinued
         operations                     (283,449)       (449,913)

  Net Loss                            $ (492,883)    $  (861,996)

  Basic and diluted loss per share:
    Continuing operations             $     (.06)    $     (.11)
    Discontinued operations                 (.07)          (.12)
  Basic and diluted loss per share    $     (.13)    $     (.23)

Weighted average common shares
    outstanding                        3,740,682      3,737,789







     See accompanying notes to consolidated financial statements.


FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                    September 30,     September 30,

                                         2000           1999
  Cash flows from operating
      activities:
  Net loss                             $(492,883)    $(861,996)
  Adjustments to reconcile net
      loss to net cash used in
      operating activities:
  Depreciation                           257,799       236,140
  Amortization                            74,972       100,404
  Gain on sale of pharmacy                             (25,000)
  Increase in notes payable to suppliers
      for material purchases                          (193,514)
  Minority interest                       34,057       (92,194)
  Decrease in deferred credit            (42,838)      (39,402)
   Changes in certain working capital
      elements                          (413,416)     (439,934)
      Net cash flows used in
           operating activities         (582,309)   (1,315,496)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                         (119,569)     (388,573)
  Proceeds from sale of pharmacy                        50,800
  Proceeds from investment in
      marketable securities              492,185
  Proceeds from marketable securities     26,902
  Net change in advances due from
      related companies                     (754)        3,234
  Decrease in other assets, net                          4,781
      Net cash used in investing
           activities                    398,764      (329,758)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                      18,000       265,000
  Payments of long-term debt            (150,081)     (163,978)
  Net repayments of notes to
      related parties                    (95,000)      (60,000)
  Proceeds from exercise of stock
      options                             22,000
      Net cash (provided by) used
           in financing activities      (205,081)       41,022
Net decrease in cash
      and cash equivalents              (388,626)   (1,604,232)
Cash and cash equivalents at
      beginning of period              1,066,562     4,136,988
Cash and cash equivalents at
      end of period                   $  677,936    $2,532,756

     See accompanying notes to consolidated financial statements.
FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2000

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                    September 30, September 30,
                                         2000         1999


Changes in certain working capital
     elements:
  Accounts receivable, net           $    7,726   $  229,540
  Inventories                          (111,841)    (472,651)
  Prepaid expenses                     (173,338)     (70,847)
  Receivables from related parties        2,666         (531)
  Accounts payable                      (94,174)     200,853
  Accrued payroll and related
      taxes                                 454      (17,695)
 Accrued expenses and other
      liabilities                       (44,909)    (308,603)
     Net change                      $ (413,416)  $ (439,934)





                                        Nine Months Ended

                                    September 30,  September 30,
                                         2000        1999
Cash paid during the first
    nine months:
     Interest                        $   44,167   $   60,541
























FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2000

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


    Summary data for the nine months ended September 30, 2000 are as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
       Surgical Supplies Equip and Supplies  Chain     Corporate Consolidated
Net Sales    $5,972,428      $3,756,347     $21,214,616          $30,943,391
Operating
(loss)income   (179,088)       (142,789)        224,315 $(348,347)  (445,909)
Total assets  2,921,742       1,671,962       5,814,011 1,487,286 11,895,001
Capital
Expenditures     77,983                          39,687     1,899    119,569
Depreciation
and
amortization     99,952          43,894         185,641     3,284    332,771
Interest income  (9,157)                         (8,273) (113,605)  (131,035)
Interest
expense          22,543           1,000          19,837               43,380





FORM 10-Q      NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2000

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Business Segments, continued

    Summary data for the nine months ended September 30, 1999 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated
Net Sales   $5,485,852      $4,989,128       $18,381,517            $28,856,497
Operating
(loss)income    (5,530)       (196,990)         (222,178)$(253,629)    (678,327)
Total assets 2,804,048       1,940,191         4,714,213 3,197,283   12,655,735
Capital
Expenditures   131,909          51,656           203,502     1,506      388,573
Depreciation
and
amortization    81,552          60,975           190,214     3,803      336,544
Interest income (9,342)                          (17,009) (135,038)    (161,389)
Interest
expense         26,707             554            38,212                 65,473

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Results of Operations

Nine months ended September 30, 2000 as compared to nine months ended September 30, 1999.

NET SALES. Total sales for the first nine months of 2000 increased 7.2% over the same period of 1999 to $30,943,391, representing an increase of $2,086,894.

The following table shows sales by subsidiary for first nine months of 2000 and 1999:

                     September 30,    September 30,
Subsidiary             2000             1999    % increase (decrease)
Eaton               $21,214,616      $18,381,516       15.4%
Anton                 2,056,211        2,288,575      (10.2)
ADCO                  4,828,980        4,595,614        5.0
SCBA                     12,877           18,562      (30.6)
ADCO South              938,001          890,239        5.4
Conway                1,687,259        2,681,991      (37.1)
Nyer Internet           205,447                            -
                    $30,943,391      $28,856,497

     The major reason for the increase in revenues was due to the Company's pharmacy chain, Eaton. Eaton sales increased $2,833,100 due to their increased volume on prescription drugs as a result of a continued marketing campaign which is focused on assisted-living and home-based sectors. ADCO's sales increased $233,366 in 2000, as compared to
1999 due mainly to continued growth of its Nevada division, its respiratory division, and a continued focus and effort on marketing to the nursing home and physician markets. The major reason for the decrease in sales for Conway was the sale of three fire trucks in the first quarter of 1999 as compared to no fire truck deliveries in
  FORM 10-Q    NYER MEDICAL GROUP, INC.  000-20175      SEPTEMBER 30, 2000
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

the first nine months of 2000. The Company intends to focus more on fire equipment and supplies and less on fire truck sales due to lower margins realized on the sale of fire trucks. As a result, the Company expects Conway's sales to decline in the short term with expected increases in gross margin.

The following table shows sales by subsidiary for three months ended September 30, 2000 and 1999:

                               Three months ended
                      September 30,          September 30,
Subsidiary              2000             1999    % increase (decrease)
Eaton               $ 7,196,408      $6,316,948       13.9%
Anton                   781,478         774,804         .9
ADCO                  1,670,754       1,641,567        1.8
SCBA                      3,588           2,147       67.2
ADCO South              288,898         330,069      (12.5)
Conway                  535,192         832,390      (35.7)
Nyer Internet            93,708               -      100.0
                    $10,570,026      $9,897,925


GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 20.4% in 2000 for the first nine months as compared 19.2% for the first nine months of 1999.

The following is a table of gross margins by subsidiary for the first nine months of 2000 and 1999 and for three months ended September 30, 2000 and 1999:

                  For nine months ended         For three months ended
               September 30,   September 30, September 30, September 30,
 Subsidiary        2000             1999         2000         1999
Eaton             18.7%            18.1%        17.9%        18.2%
Anton             16.8             21.5         15.1         22.4
ADCO              27.0             25.5         20.2         24.5
SCBA              23.7             51.9         22.8         44.2
ADCO South        26.7             25.8         34.3         26.4
Conway            23.7             11.0         19.8         16.4
Nyer Internet     12.1                -          4.0            -


     Eaton's gross margin had a slight increase due to increased sales volume. Anton had a lower than expected gross profit margin due to increased competition in their area. ADCO and ADCO South had slight increases in their gross profit margins for the nine months ended 2000 as compared to the same period in 1999. This was due to less equipment sales and more supply sales which have a high gross profit margin. Conway's increase in margin was the result of three fire truck deliveries in the first quarter of 1999 as compared to no fire truck deliveries in the first nine months of 2000.
  FORM 10-Q    NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

  Results of Operations: continued,

Anton had a decrease in their gross margin for the quarter ended September 30, 2000 as compared to the same period in 1999 of 7.3% due to increased competition. ADCO's gross margin declined by 4.3% due to increased equipment sales which have a lower gross profit margin compared to their supply sales for the quarter only of 1999. ADCO South's gross margin increased 7.9% for the three months ended September 30, 2000 as compared to the same period in 1999. The increase was due to less equipment sales and higher gross margins on supply sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 8.5% for the first nine months of 2000 to $6,744,093 as compared to $6,215,620 for the first nine months of 1999. The following table shows the breakdown by subsidiary (and corporate expenses) for nine months comparison of 2000 and 1999 and three months ended for September 30, 2000 as compared to September 30, 1999:

                   Nine months ended               Three months ended
               September 30,  September 30,   September 30,    September 30,
Subsidiary       2000             1999             2000            1999
Eaton         $ 3,747,494     $ 3,556,076      $ 1,243,232     $ 1,194,098
Anton             476,216         557,000          166,006         194,562
ADCO            1,388,796       1,208,058          458,791         419,268
SCBA                  881             174              286          (2,150)
ADCO South        222,996         196,712           76,241          72,051
Corporate         348,347         253,629          118,837          62,118
Conway            414,859         443,535          128,005         158,443
Nyle Home Health        -             436                -               -
Nyer Internet     144,504               -           43,881               -
              $ 6,744,093     $ 6,215,620      $ 2,235,279     $ 2,098,390

     Eaton's increase in selling, general, and administrative expenses (SG&A) is primarily due to increase in their sales. Anton's and Conway's decrease in SG&A expenses were due to less personnel and costs associated with less sales. ADCO's selling, general, and administrative expenses increased due additional salesmen in its Nevada and New England divisions, increased expenses in its respiratory division (started in February 1999) and increased marketing costs. Nyer Internet overhead is due to web site development costs.

     Eaton's increase in SG&A expenses for the three months ended September 30, 2000 was primarily due to increase in their sales as compared to the same period in 1999. Anton's and Conway's primary reason for their reduction in SG&A for the three months ended 2000 as compared to the same period in 1999 was less sales personnel costs attributed to less sales. ADCO's increase in SG&A costs are as mentioned above. Corporate overhead has primarily increased due to increase in personnel costs and corporate related expenses.




FORM 10-Q    NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

CONTINUING OPERATIONS. In total, the Company experienced a net loss of $209,434 for the first nine months of 2000 as compared to a net loss of $412,083 for the same period in 1999.

The following table summarizes the loss from continuing operations by subsidiary:
                        Nine months ended          Three months ended
                   September 30,  September 30,  September 30, September 30,
Subsidiary             2000           1999          2000             1999
Eaton               $  253,437     $ (180,143)    $ 104,249      $ (50,344)
Anton                 (115,947)       (54,904)      (44,853)       (26,806)
ADCO                   (64,393)       (42,077)       (9,876)        23,839
SCBA                    (1,263)         1,722          (174)         3,425
ADCO South              13,740         19,617        18,222          4,255
Corporate             (124,782)       (20,408)      (58,659)         6,652
Conway                 (32,526)      (135,454)      (28,110)       (54,771)
Nyle Home Health             -           (436)            -              -
Nyer Internet         (137,700)             -       (46,679)             -
                    $ (209,434)    $ (412,083)    $ (65,880)     $ (93,750)

    Eaton's income of $253,437 for the first nine months of 2000 as compared to a loss of $(180,143) for the same period in 1999 is mainly due increased sales of $2,833,100, and their selling, general, and administrative expenses increased only $191,418. Eaton's gross margin increased by .6%. Eaton also received a settlement of approximately $89,000 for manufacturer overcharges. ADCO's loss increase is due to two additional salesmen, increased expenses in its respiratory division (started in February 1999), and increased marketing costs. Anton's loss is due to less than expected sales to cover their overhead. Nyer Internet incurred a loss of (137,700) due to additional web site development costs. Nyer Internet receives direct support from ADCO, if not for these services provided by ADCO, their losses would be greater.

    Net interest expense as a percentage of sales was less than 1% in the first nine months of 2000 and 1999, respectively.

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


FORM 10-Q      NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 2000
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

DISCONTINUED OPERATIONS, continued
     The Company is exploring a number of options with regard to Nyer Nutritional Systems. Nyer Nutritional Systems is currently inactive.

     The Company has retained counsel and expects to file suit against NDC in connection with Nyer Nutritional's fifth AMTFTM ownership. NDC has claimed it owns the improved technology which NNS developed.

     The Company incurred approximately $283,449 of expenses related to the NNS business for the first nine months of 2000 and $449,913 for the same period in 1999. For the quarter ended September 30, 2000, the Company incurred expenses for NNS of $118,162 as compared to $213,997 for the quarter ended September 30, 1999.

     The Company has reported the assets to be disposed, primarily inventory and patents, on the balance sheet as investment in discontinued operation. Revenues for NNS are $0 for 2000, and $0, $268,431 and $1,515 for the years ended 1999, 1998 and 1997.

     In February 1999, Nyer Nutritional, filed its Complaint in the United States District Court for the District of Arizona against Curtis-Burns Foods, Inc. (Agrilink Foods, Inc.) and Silgan Containers Corporation. The case is scheduled for trial in February 2001. Nyer Nutritional has incurred approximately $150,000 in legal fees and expenses related to this lawsuit. An additional $100,000 in legal fees are expected to be incurred.

Liquidity and Capital Resources

     Net cash used in operating activities was $582,309 for the nine months ended September 30, 2000 and $1,315,496 for the nine months ended September 30, 1999. The primary use of cash from operations in 2000 was to fund operations for the Company's businesses.

     Net cash used in investing activities was $398,764 for the nine months ended September 30, 2000 as compared to $329,758 for the same period of 1999.

     Net cash (provided by) used in financing activities was $(205,081) for the first nine months of 2000 as compared to $41,022 for the same period in 1999.

    The Company anticipates its current cash resources are adequate to fund its current operating needs for the next twelve months. The Company has retained a financial advisor to raise capital necessary to expand its business and to fund acquisitions. There can be no assurance that this capital can be raised.

    The Company has an reached an understanding to acquire worldhealth.net, the official web site of The American Academy of Anti-Aging Medicine (A4M) subject to funding. The Company will also acquire, the World Health Network and all of the web site's content. Robert M. Goldman, D.O., M.D., Ph.D., Chairman of A4M, will have a consulting agreement with the Company and will own stock in its internet company. Dr. Goldman was also appointed to the Company's board of directors and appointed as a vice-president.
FORM 10-Q      NYER MEDICAL GROUP, INC.   000-20175     SEPTEMBER 30, 2000

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES



                                  PART II




  Item 3:  Other information - N/A









                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


     Date:  November 20, 2000                     /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date: November 20, 2000                      /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)