Form 10-K
period 2000-12-31
NYER MEDICAL GROUP INC
filed 2001-04-02
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


     Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. [ ]






                              1 of 63



State issuer's revenues for its most recent fiscal year:
$41,975,445

     The aggregate market value of the Company's voting stock held by non-affiliates, as of March 29, 2001, was approximately
$9,635,258 based upon the closing price. There were 3,742,189 shares of common stock outstanding as of March 29, 2001.

     Documents Incorporated by Reference:  None

     Transitional Business Disclosure Format:
                        Yes _  No X





                                   2



                          PART I

ITEM 1.  Description Of Business.

General

     Nyer Medical Group, Inc. (Company or Nyer) a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Medical and surgical supplies, diabetic and internet. Two wholly owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO) and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. ADCO also has operations in the Las Vegas, Nevada area. Additionally, ADCO has a division that delivers blood glucose meters, test strips, lancets and penlets, control solutions and alcohol prep pads to individual diabetics directly at their homes. Nyer Internet, Inc. (NIC), which is also a wholly-owned subsidiary, is involved in internet sales of medical equipment and supplies.

    EMT, fire, police equipment and supplies. Anton Investments, Inc. (Anton) and Conway Associates, Inc. (Conway), each 80% owned by the Company, sell wholesale and retail equipment, supplies and novelty items to emergency medical services, fire and police departments throughout most of New England. SCBA, Inc. (SCBA), 80% owned by the Company, repairs and services fire department's self-contained breathing apparatus.

    Pharmacy chain.  D.A.W., Inc. (Eaton), 80% owned by the
Company, is a chain of pharmacy drug stores located in the suburban Boston, Massachusetts area.

    Corporate. Included in corporate segments are two entities, both are accounted for as discontinued operations. Nyer Nutritional Systems, Inc., (Nyer Nutritional), incorporated in Delaware in 1996, 80% owned by the Company, has patented liquid nutritional formulas for tube feedings. Genetic Vectors, Inc. (Vectors), is a biotechnology company based in Florida, of which the Company owns a 19.8% interest.

    We are a subsidiary of Nyle International Corp. (Nyle).

    For additional industry segment information for the three years ended December 31, 2000, see footnote 12 in the Notes to Consolidated Financial Statements.

Medical Products/Service

ADCO - ADCO South

     ADCO started as a quality distributor of home health, medical, surgical and laboratory supplies and equipment in Bangor, Maine in 1963. In fiscal year 2000, ADCO generated net sales of approximately $6.5 million. ADCO supplies all areas of health care products. ADCO sells to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. The products supplied include gloves, incontinence products, laboratory supplies and equipment, surgical supplies and equipment as well as diagnostic equipment.

     The various products supplied by their retail division are motorized rehabilitative equipment such as stair glides, chair lifts, scooters, wheelchairs and hospital beds, various kinds of rehabilitative aids utilized by persons who are rehabilitating from operations, serious illnesses and accidents, diagnostic kits, incontinence supplies, medical equipment (both disposable and reusable), oxygen and associated supplies, diabetic supplies, and various other products including nursing uniforms and shoes.

     In August 1998, we started a division called Nyer Diabetic
Supplies. This division delivers blood glucose meters, test strips, lancets and penlets, control solutions and alcohol prep pads to individual diabetics directly at their homes.

     In February 1999, ADCO started a respiratory therapy division within its home care operations. This division specializes in oxygen and nebulizer supplies and equipment for patients who have chronic respiratory problems, as well as BIPAP/CPAP equipment for patients with sleep disorders. The population of respiratory patients is increasing. Currently, this division has 285 patients as compared to 158 patients for the same period in 1999. We expect to increase this number with the ADCO name and the quality of service provided to our customers. ADCO currently employs two-full time respiratory therapists. Therefore, all of ADCO's home care division customers now have access to a respiratory therapist or a service technician 24 hours a day.

     ADCO is one of the larger independent wholesale medical distributors located in New England (excluding national competitors), with a wholesale customer base of over 1,375 active customers.

     ADCO and ADCO South provide over 5,000 stocked items in their respective warehouses and have access to the inventory of over 5,000 of the industry's suppliers. Although the inventories of both companies share common items, the need for items relative to their geographic regions are accomplished through warehouse transfers. This enables a larger mix of products to be available from either company and both benefit from the synergies available from two combined inventories.

     ADCO, pursuant to industry trade practices, is a distributor for two lines of incontinence products and generates over 10% of its annual revenues from these lines.

     ADCO/ADCO South are members of the National Distribution and Contracts (NDC), a coalition of three dealer associations; ABCO, Starline, and CIDA. This is a nationwide group of over 230 wholesale distributors who join together for private label branded products and price concessions from industry suppliers. ADCO enjoys rights to CIDA products in its primary market areas. The combination of the three groups positions NDC to compete with the large national distributors. NDC's dealer network is the largest coalition of independent dealers in the United States.

     ADCO also has an in-house service department to repair the customer's equipment. It also maintains an inventory of common types of equipment to meet the needs of those customers who require loaner equipment while theirs is being serviced.

     ADCO achieves over a 95% plus order fill rate which serves to further increase customer service and loyalty. ADCO's inventory turns over only six to seven times per year due to its desire to maintain high service levels and a large inventory of specialty home care and rehab equipment.

     ADCO derives 89% of its revenues from sales to wholesale customers (which primarily includes nursing homes and physician offices), while the balance comes from its retail and home health customers. ADCO maintains a 23,000 square foot facility and has a 3,000 square foot retail showroom located within its facility.

     In 1997, ADCO opened a small branch office outside of Las Vegas, Nevada, ADCO Southwest. The employees of this branch have extensive knowledge of the sale of pharmaceuticals and are helping ADCO/ADCO South expand their business into the distribution of pharmaceuticals. ADCO/ADCO South currently have 9% of their sales in pharmaceuticals.

     ADCO South began operations in 1992. ADCO South generated approximately $1.25 million in net sales for 2000. ADCO South's sales are from medical supplies and equipment primarily to physicians and clinics in the Palm Beach and Broward County areas of South Florida. It does virtually no home health care business. ADCO South operates out of a 6,172 square foot building located in West Palm Beach, Florida.

     Marketing

     We continue to market our group buying programs to a large number of physicians, long-term care facilities and clinics through the national NDC Group Provider Program. This program enables customers to receive the pricing benefits of a large national organization, while providing customers with the advantages of interacting with independent dealers.

     ADCO's sales are achieved through the services of four independent sales representatives who travel throughout New England contacting existing and potential customers and through tele-marketing, catalogs and mailing campaigns for existing customer accounts. ADCO South's selling efforts are assisted by the three Florida-based salespersons.

     Competition

     All aspects of the our medical products business are subject to significant competition. Our national competitors generally have substantially greater financial resources and other competitive advantages, although they traditionally concentrate on hospitals. Nonetheless, ADCO/ADCO South believe they have certain competitive advantages which enable them to compete favorably with larger competitors because of their ability to be flexible and creative for their customers.

     Unlike major competitors that concentrate on serving large hospitals, ADCO derives only limited revenues from hospitals. ADCO serves hospitals on a specialty basis providing equipment and services to physician managed and owned offices. ADCO South does not service hospitals and has no intention of attempting to serve that market. ADCO estimates that approximately 35% of its wholesale business is derived from sales to physicians, 35% to nursing homes, 10% to its home care division, 5% to supply ADA accessibility equipment, 5% to hospitals and 10% to various other health care consumers. 90% of ADCO South and ADCO Southwest sales are derived from physicians, with 10% to various other health care consumers. The most important competitive factors are ADCO/ADCO South's commitment to service and ADCO's ability to repair rehabilitative and medical equipment throughout its large market area.

     The national market for wholesale distribution of medical and home health care supplies is served in large part by, McKesson, PSSI, Cardinal and Owens & Miner. PSSI is the largest national supplier of supplies to physician offices and clinics. Although hospitals are believed to constitute most of these company's largest customer group, these companies claim to serve over 17,000 other customers including physicians and clinics throughout the United States, including the New England area. Despite the presence of larger companies, ADCO/ADCO South believe the distribution of medical products in physician sites and long-term care facilities are still controlled by many small local and regional distributors.

     Backlog/Seasonality

     Our medical products business has never had a significant amount of back orders due in large part to the fact that it fills its orders rapidly and has a very high in stock-order fill rate.

     Our medical products/services business generally are not seasonal.

Nyer Internet

     In May of 1999, we embarked on both business to business (b2b) and business to consumer (b2c) Internet commerce, beginning with an interactive web site, medicalmailorder.com. The Company is developing multiple web sites. These sites will be used to aid in directing the consumers through an on-line medical mall and its store directories to locate the appropriate site that best fits their medical needs. We currently own four active web sites that have interactive and secure on-line transactions. The synergies from our medical distribution business with our on-line business has enabled us to grow this subsidiary. Their sales for 2000 were $312,507 as compared to $43,045 for 1999.




Nutritional Supplies

Nyer Nutritional Systems, Inc.

     Nyer Nutritional is an 80% owned subsidiary started in December of 1996 and is based on five patents designed to promote a line of medical foods that have unique antimicrobial properties. Nyer Nutritional is currently inactive. Medical foods are regulated separately by the Food and Drug administration, as opposed to dietary supplements and grocery food products. Most medical foods are prescribed by a physician and used for patients who have special dietary needs because of a disease or post-surgical medical condition. Nyer Nutritional ceased active operations in the fall of 1999. We have invested $2,243,689 into Nyer Nutritional as of the date of this report.

     In October 1999, the Board of Directors approved a plan to dispose of its investment in Nyer Nutritional. However, Nyer Nutritional's letter of intent, to sell its assets, expired July 15, 2000. No further actions are contemplated until a resolution is reached on the pending lawsuit. Therefore, we have reported Nyer Nutritional as a discontinued operation in our financial statements in both 2000 and 1999. Nyer Nutritional did not have any sales in 2000.

     In December 2000, Nyer Nutritional filed a lawsuit in federal court in Maine against the proposed buyer (see ITEM 3. Legal
Proceedings).


EMT, Fire, Police Products/Services Business

Anton Investments, Inc. - Conway Associates, Inc. - SCBA,Inc.

     Anton is a distributor of fire, police and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area. Anton generated approximately $2.5 million in net sales for 2000.

     Prior to our purchase of an 80% interest in Anton Investments Inc. in 1993, (together with Mr. and Mrs. Michael Anton retaining the other 20%), Anton had been in business since 1980. Anton conducts approximately 80% of its business with municipal and industrial fire departments, while law enforcement agencies and emergency rescue units comprise 10% each. Anton continues to broaden its market area, with approximately 55% of its sales now taking place in Maine, 25% in New Hampshire, 3% in Vermont, 15% in Massachusetts, with the remaining 2% outside of New England.

     Anton divides its activities among four overlapping areas: (1) the distribution of equipment used by municipal and industrial fire departments, public law enforcement agencies, emergency medical and rescue units; (2) the sale of turnout gear, custom uniforms, footwear and other items of apparel worn by these professions; (3) the sales and services of new and used fire apparatus; and (4) the exclusive gift shop for the fire, police and rescue personnel and their families, with merchandise such as badges, insignia decals, helmet fronts, vehicle markers, flashing warning lights, children and adult t-shirts, toys, rings and novelty gift items.

     Anton maintains an extensive inventory of its most popular products at its various locations, which includes Maine, New Hampshire, Massachusetts and New York. While Anton generally is able to fill orders from its own inventory on a same day basis, it has established arrangements with most of its suppliers whereby non-inventoried items and special orders can be drop-shipped by the manufacturer to the customer with the same degree of responsive service.

     The Company and Mr. and Mrs. Michael Anton, acquired 80% and 20%, respectively, of Conway's stock in February 1996. Conway is a distributor of fire and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area. Conway is located in Massachusetts. Conway had net sales in 2000 of approximately $2.3 million.

     Conway conducts about 95% of its business with municipal and industrial fire departments, with the remainder being emergency rescue units throughout New England. Conway has been in business since 1971. Its market area is approximately 40% in Massachusetts, 18% in New Hampshire, 28% in New York, 5% in Vermont, 5% in Maine, with the remainder outside of New England.

     Anton and Conway distribute to the following: municipal and industrial fire departments, industrial and power supply companies, and emergency medical and rescue units. Conway sells turnout gear, footwear and other items of clothing worn by these companies, equipment and supplies that are used in these industries, and the sales and service of new and used fire and ambulance apparatus.

     Conway maintains a limited inventory. It has access to Anton's inventory and through its many suppliers, can drop ship or ship items directly to customers within a few days.

     We have a policy requiring less than wholly-owned subsidiaries to reimburse us monthly for its costs in providing management services as follows: Anton $1,500; Conway $2,000; and SCBA $250. They are also required to reimburse the Company for any additional legal, auditing and accounting fees.

     During 1999, we recorded an impairment loss of $280,445, as a result of continuing and increasing operating losses at Conway. During 2000, we recorded an impairment loss of $42,666, as a result of continuing and increasing operating losses at Anton. See ITEM
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information.

     Mr. and Mrs. Michael Anton resigned from Anton Enterprises in October and November 1999, respectively. In March 2001, they opened a business similar to Anton's business. Anton's sales have been declining since 1997 due to increased competition as competitors opened new locations in Anton's territories.

     Marketing and Sales

     Anton markets and sells its products throughout New England via telemarketing, a retail store and its own catalog, and an inside and outside sales force.

     Conway's marketing and sales are achieved through flyers and direct calls from inside and outside sales force.

     Competition

     All of Anton's and Conway's fire, police and rescue products are subject to competition. Some of this competition is through companies utilizing direct mail or telemarketing efforts. Despite the presence of competition, Anton and Conway believes its sales force, extensive inventory, and emphasis on service give them an edge over the competition.

     Backlog/Seasonality

     Anton and Conway do not experience significant back orders at any time during the year.

     Anton and Conway business are not generally seasonal.

Retail Pharmacies Business

Eaton Apothecary

     In August 1996, we acquired 80% of D.A.W., Inc. d/b/a Eaton Apothecary, (Eaton), a chain of pharmacies operating in the greater Boston area. Sales grew from $25.3 million in 1999 to $29.1 million in 2000. This is an increase of 15.2%. Eaton had 11 stores as of the date of this report and had 12 as of December 1999. Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under a five year employment contract with Eaton which commenced in August 1996. Control of the Board of Directors of Eaton is split between representatives from Nyer and Eaton. Additionally, one member of Eaton's management occupies a seat on our Board of Directors.

     The competitiveness of the retail pharmacy market continues to intensify with many different channels of retail and non-retail competition. All of the stores posted sales increases despite continued competition from national chain drug stores, supermarket chains, HMO's, and internet services. Eaton's gross profit margin increased to 19.2% as compared to 18.3% for 1999. Eaton's management strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. Its strategy to develop its prototype of locations with approximately 2,500 square feet, with high volume prescription departments, in neighborhood locations, has fared well over the past several years. Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen stores.

     Pharmacies in supermarkets and deep discount stores, such as Walmart, have not gained significant market share in the communities served by Eaton. Eaton currently occupies a niche in the market not covered by the larger chain stores. Average store size is approximately 2,500 square feet (versus 10,000 to 20,000 for the average chain), with the pharmacy department as the central focus to the customer. Eaton offers free delivery service of prescription medication to their clientele. This customer benefit gives Eaton an important competitive advantage for the shut-in customer. Eaton operates six full-time delivery vehicles with each vehicle averaging 75-100 deliveries per day. This service allows Eaton the ability to reach a broader geographic market and the ability to locate its stores in neighborhood settings rather than in high traffic, high cost shopping centers.

    "Any willing provider" legislation passed in Massachusetts has enabled Eaton to serve the Harvard/Pilgrim HMO as well as many other "locked out" sectors of the retail pharmacy market. Because of the increased available market, management expects sales growth to be positive, but with continuing pressure on margins. Therefore, management continues to focus energies on cost reductions from suppliers and cost containment at store level.

     Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. The U.S. Census predicts this market segment to be the largest growing housing sector in the nation over the next decade. Because these homes do not offer nursing care, yet cater to residents unable to manage their own medications, Eaton's management has recognized a tremendous opportunity to couple its prescription and delivery expertise to "out-service" the chain stores. Eaton's investment in specialized packaging equipment was with the intent of offering a "fool-proof" medication management system to residents in assisted living facilities. Eaton added an additional "Medicine on TimeTM" packaging system. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing home care. In addition to growth in the assisted living and home-bound sectors, many new customers have been gained by word of mouth throughout the visiting nurse and health center communities.

     Consistent with its policy of requiring less than wholly-owned subsidiaries to reimburse us for its costs in providing management services, Eaton has a service agreement with us where they pay a fee equal to one-third of 1% of its net sales for the prior fiscal quarter in exchange for services performed. This fee is capped at $80,000 annually. Additionally, Eaton is required to reimburse us for additional legal, auditing and accounting fees.

Biotechnology Business

Genetic Vectors, Inc.

     In December 1998, we wrote off our investment in Vectors. As of the date of this report, we own 739,216 shares of Vectors' common stock which we intend to sell from time to time in the over-the counter market. We believe our investment is impaired due to the illiquid nature of the Over-the-Counter Bulletin Board market on which Vectors' stock trades. The Company has not sold any shares since December 1998.

Employees

     We believe that our employees represent one of our most valuable resources. As of the date of this report, including its executive officers, we have 116 full-time and 83 part-time employees. ADCO employs 34 full-time employees, ADCO South employs 6 full-time employees, Anton employs 11 full-time employees and 3 part-time employees, Conway employs 6 full-time employees and SCBA uses Conway's personnel, Eaton employs 55 full-time and 80 part-time employees, and Nyer Internet employs 3 full-time employees.
We directly employ one full-time person. None of the our employees are covered by a collective-bargaining agreement. Management believes that their relationship with its employees is excellent and has a loyal work force.

ITEM 2.  Description Of Property.

     Our executive offices, and those of ADCO and Nyer Internet are currently located at 1292 Hammond Street, Bangor, Maine, where ADCO's warehouse and retail store are also located in our 23,000 square foot facility, which ADCO owns. ADCO currently has a mortgage for $273,620 on the building. Our monthly costs, including mortgage payments and taxes (but excluding utilities) is $5,770. ADCO also leases 2,640 square feet of office and warehouse space located in Henderson, Nevada. The monthly rental is $2,464. All sewer fees, water bills, electric bills, and other common areas are paid separately. The lease expires December 31, 2004.

     ADCO South leases approximately 5,372 square feet of warehouse and office space located in West Palm Beach, Florida. The monthly rental is $2,916. The rent includes all taxes, sewer fees, water and electric bills. ADCO South is required to maintain public liability insurance, including bodily injury and property damage insuring both ADCO South and the Lessor. The lease expired December 31, 1999 and the space is rented on a month-to-month basis.

     Anton leases approximately 5,295 square feet of warehouse and office space in Scarborough, Maine. The monthly rental is $2,427. All property tax, sewer, water, and electric bills and other common areas are paid separately. The lease expires January 31, 2004. Anton also rents on a month-to-month basis approximately 800 feet of garage space from Michael and Paula Anton. The monthly rental is $1,000.

     Anton leases approximately 800 square feet of showroom and office space in Pembroke, New Hampshire. The monthly rental is $1,200 which includes all taxes, sewer fees, water and electric bills. The lease expired May 31, 1998 and the space is rented on a month-to-month basis.

     Anton also leases approximately 2,000 square feet of warehouse and office space located in Wilmington, Massachusetts. The monthly rental is $1,500. Sewer fees, water and electric bills are paid separately by Anton. The lease expired February 1998 and the space is rented on a month-to-month basis.

     Conway leases approximately 4,000 square feet of warehouse and office space located in Haverhill, Massachusetts. The monthly rental is $2,380. Sewer fees, water and electric bills are paid separately by Conway. Their lease expires November 2002.

     Eaton currently leases 11 stores, averaging approximately 2,000 square feet each, throughout the suburban Boston area. Their monthly lease payments range from $721 to $6,252. The leases have varying expiration dates with all having renewal options.

     We believe our current premises are adequate for our current foreseeable needs.

ITEM 3.  Legal Proceedings

     We are not a party to any material litigation except as described below. In February 1999, Nyer Nutritional, filed a Complaint in the United States District Court for the District of Arizona against the independent contractors Nyer Nutritional engaged to package its tube feeding formulas and medical food products. Nyer Nutritional alleged that the companies breached their contract by providing defective and unfit products, were negligent, breached an express warranty, breached an implied warranty of merchantability, breached an implied warranty of fitness for intended purpose and misrepresented the efficacy of its products. Nyer Nutritional was seeking as yet unspecified damages in excess of $75,000, plus attorney's fees and costs. The defendants counterclaimed seeking damages for unpaid bills of approximately $300,000. Each party has denied any liability. The litigation was settled in January 2001 by the payment from the defendants to Nyer Nutritional in the amount of $370,000. All claims have been resolved and the matter is now closed.

     In December 2000, Nyer Nutritional, filed a Complaint in the United States District Court for the District of Maine against National Distribution and Contracting, Inc. and Entra-Safe, Inc., alleging that the defendants breached a confidentiality and non-use agreement entered into with Nyer Nutritional as part of a distribution agreement and a proposed agreement regarding the purchase of Nyer Nutritional's assets. Nyer Nutritional also brought claims of conversion, unjust enrichment and misappropriation of trade secrets against these defendants. Finally, Nyer Nutritional has alleged that the defendants wrongfully interfered with its relationship with its consultant. Nyer Nutritional seeks as yet unspecified damages in excess of $75,000, plus attorney's fees and costs. Defendants have counterclaimed making allegations of negligent and fraudulent misrepresentation and also seeking a declaratory judgement giving them rights to a patent in dispute. Each party has denied liability. The litigation is in the early stages of discovery with discovery to close later in 2001.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders' Meeting was held on October 23,
2000, at 9:00 a.m., at the Corporate Headquarters located at 1292 Hammond Street, Bangor, Maine 04401. A total of 7,742,189 shares were eligible to vote.

     Stanley Dudrick, M.D. was elected to serve on the board of directors of the Company for a three-year term, until the annual meeting of shareholders in the year 2003. Donald C. Lewis, Jr.
was elected to serve on our board of directors for a one-year term, until the annual meeting of shareholders in the year 2001. An affirmative vote for the election of directors was 6,058,800, with 573,000 abstaining.

     Sweeney, Gates & Co. was ratified as our independent auditors for the fiscal year ended December 31, 2000. An affirmative vote for Sweeney, Gates & Co. was 6,058,800, with 573,000 abstaining.

                          PART II

ITEM 5.  Market For Common Equity And Related Stockholder Matters.

Qualification with NASDAQ

     Our shares of common stock are listed and traded on the Nasdaq SmallCap Market under the symbol: NYER.

     The continuation of quotations on Nasdaq is subject to certain conditions. The failure to meet these conditions may prevent our common stock from continuing to be quoted on Nasdaq and may have an adverse effect on the market for our common stock.

     As of March 30, 2001, there were approximately 1,010 holders of our shares of common stock. The high and low bid prices for our common shares for each quarterly period for the last two fiscal years are as follows:

                        2000                        1999
                    Closing Bids                Closing Bids
                   HIGH         LOW            HIGH         LOW

First Quarter     $ 7.00      $ 5.13         $ 4.81       $ 3.00
Second Quarter      6.00        3.13           5.13         4.06
Third Quarter       5.00        3.00           8.00         4.94
Fourth Quarter      4.75        3.38           7.88         5.94

     Such prices reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs, or commissions. Our shares are traded sporadically, which may affect the prices.

     Although there are no restrictions on the our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor does it anticipate doing so in the foreseeable future.


ITEM 6:  Selected Financial Data:

                                  2000          1999          1998

Summary of operations:

Sales and other revenues      $41,975,445   $39,856,911   $36,936,034
Gross margin                    8,981,805     7,535,806     7,746,753
Operating loss (income) from
 continuing operations           (556,324)   (1,760,010)     (410,881)
(Loss) income from
 continuing operations           (330,966)   (1,428,625)      153,573
(Loss) from discontinued
 operations                      (307,689)     (744,020)   (1,993,764)
Net loss                         (638,655)   (2,172,645)   (1,840,191)

Per share data:
Net (loss) income per weighted
 average of common shares
 from continuing operations    $     (.09)   $     (.38)  $      .04
Net (loss) per weighted average
 of common shares from
 discontinued operations             (.08)         (.20)        (.53)
Net (loss) per weighted average
 of common shares              $     (.17)   $     (.58)  $     (.49)

Year-end position:
Total assets                  $12,634,831   $13,173,635   $14,412,042
Net working capital             5,854,127     6,831,097     8,410,421
 Long-term debt(including
 related party and excluding
 current portion)                 551,902       998,628     1,003,531
Minority interest                 685,468       580,312       744,357
Shareholders' equity          $ 6,612,316   $ 7,228,971   $ 9,032,866


No cash dividends have been declared in the periods presented.






ITEM 6:  Selected Financial Data: continued,

                                1997          1996

Summary of operations:

Sales and other revenues      $33,877,419   $21,093,488
Gross margin                    7,474,945     4,258,776
Operating income (loss) from
 continuing operations            127,423      (182,680)
Income (loss) from
 continuing operations            315,950       (25,385)
(Loss) from discontinued
 operations                    (1,250,352)     (393,426)
Net loss                      $  (934,402)  $  (418,811)

Per share data:
Net income (loss) per weighted
 average of common shares
 from continuing operations    $       .08   $      (.01)
Net (loss) per weighted average
 of common shares from
 discontinued operations              (.33)         (.12)
Net (loss) per weighted average
 of common shares              $      (.25)  $      (.13)

Year-end position:
Total assets                   $16,108,040   $17,141,829
Net working capital              8,071,514     9,057,883
 Long-term debt(including
 related party and excluding
 current portion)                  533,991     1,246,843
Minority interest                  674,095       648,003
Shareholders' equity           $11,024,056   $11,935,387


No cash dividends have been declared in the periods presented.


ITEM 7. Management's Discussion And Analysis of Financial Condition and Results of Operations.

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended December 31, 2000 and 1999 and for the years ended December 31, 1999 and 1998 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

NET SALES. Total sales for 2000 increased by approximately 5.3% from 1999 to approximately $41.9 million from approximately $39.9 million in 1999.
The following table shows sales by principal subsidiaries for the years 2000 and 1999:

Subsidiary                 2000             1999    % increase (decrease)

Eaton                   $29,104,321     $25,268,003        15.2
Anton                     2,489,290       3,126,338       (20.3)
ADCO                      6,525,852       6,222,604         4.9
ADCO South                1,247,350       1,197,743         4.1
Conway                    2,279,184       3,886,395       (41.4)
Nyer Internet               312,507          43,045         626
Total for
principal subsidiaries  $41,958,504     $39,744,128         5.6

Total for all
  subsidiaries          $41,975,445     $39,856,911         5.3

     The reason for the increase in sales is due primarily to our pharmacy chain, Eaton. In 2000, Eaton sales increased due to increased volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors. We recorded significant increases in same store sales at all locations.

     ADCO sales increased $303,248 in 2000, as compared to 1999, due mainly to continued growth of its Nevada division, the continuing growth of its respiratory division and a continuing focus on marketing to the nursing home and physician markets.

     Anton had a decrease of $637,048 in 2000 as compared to 1999 sales.
The reason for this decline is Anton's competitors are taking more share of the market. Anton is trying to off set this with a move to a new location in Scarborough and increased advertising.

     Conway had a decrease of $1,607,211. The main reason for this decrease is that Conway has decided to focus more on fire equipment and supplies and less on fire truck sales due to lower margins realized on the sale of fire trucks. Fire truck sales in 1999 were approximately $2.1 million as compared to $0 in 2000.

     Nyer Internet's sales increased from $43,045 in 1999 to $312,507 in 2000. This was Nyer Internet's first full year of sales.

GROSS PROFIT MARGINS. Our overall gross margins were approximately 21.3% in 2000 as compared 18.9% in 1999.

The following is a table of gross margin percentages by principal subsidiaries for the years 2000 and 1999:

Subsidiary        2000             1999

Eaton             19.2             18.3
Anton             18.3             22.2
ADCO              29.7             25.5
ADCO South        27.4             25.5
Conway            25.3             10.4
Nyer Internet     18.5             21.3

     Eaton's gross margin increased in 2000 to 19.2% as compared to 18.3% in 1999 because of increased sales volume and better product sourcing. Anton's decrease of 3.9% in their margin is mainly due to increased competition in their marketing areas. Anton is trying to offset this decline with a move to a new location and increased advertising and marketing. ADCO's gross margin increased from 25.5% in 1999 to 29.7% in 2000, due to increased sales volume and better product sourcing. ADCO South had a slight increase of 1.9% over their gross margin over 1999. Conway had an increase of 14.9% in their gross margin over 1999 due lack of fire truck sales in 2000 as compared to $2,152,000 in 1999. Conway has decided to focus more on fire equipment and supplies and less on fire truck sales due to lower margins realized for the sale of fire trucks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 5% in 2000 to approximately $9.5 million as compared to $9.0 million in 1999.

    The following table shows the break down by principal subsidiaries for the years 2000 and 1999.

Subsidiary                  2000             1999

Eaton                   $ 5,114,121     $ 4,845,942
Anton                       652,513         771,030
ADCO                      1,959,085       1,595,805
ADCO South                  299,896         282,341
Corporate                   621,899         764,836
Conway                      599,427         638,568
Nyer Internet               193,002          69,408
Total for
principal subsidiaries  $ 9,439,943     $ 8,967,930

Total for all
  subsidiaries          $ 9,465,463     $ 9,015,371

     The largest increase came from Eaton due to higher labor costs and increased sales volume. ADCO and ADCO South's increases were also primarily due to higher labor costs and increased sales volume. Corporate overhead decreased due to a charge in 1999 for issuance of warrants at a fair market value of $368,750 to a public relations consulting firm. In 2000, we also had increased public relation expenses due to our continuing effort to improve our commun-ications with the investment community as well as with its shareholders and potential shareholders. Nyer Internet had an increase of $123,594 over 1999 due to its first full year of operations and increased sales volume. Anton's selling, general and administration expenses decreased by $118,517 as compared to 1999 expenses. The decrease is attributed to decreased sales and expenses attributed to those sales and expenses attributable to Michael Anton. Conway had a decrease of approximately $39,141. This reduction is due to less fire truck related expenses.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $330,966 in 2000 as compared to income of $1,428,625 in 1999. The following table summarizes the operations by principal subsidiaries for the years
2000 and 1999.

Subsidiary                        2000               1999

Eaton                        $  485,606       $  (253,496)
Anton                          (290,649)         (108,810)
ADCO                             11,660             3,795
ADCO South                       23,680             4,917
Corporate                      (332,252)         (489,982)
Conway                          (45,983)         (465,848)
Nyer Internet                  (159,110)          (71,256)
Total for
principal subsidiaries      $  (307,048)      $(1,380,680)

Total for all
  subsidiaries              $  (330,966)      $(1,428,625)

     The decrease in the loss from continuing operations is largely due to Eaton and Corporate. Eaton had net income of $485,606 in 2000 as compared to a net loss of $253,496 in 1999 due to increased sales volume and better product sourcing. They also received a settlement in the third quarter of 2000 of approximately $89,000 for manufacturer overcharges. Corporate had a reduction in their net loss of $157,730 as compared to 1999. Anton's sales decreased $637,048 and their gross margin declined 3.9% due to increased competition in their market place. As a result of continuing and increasing operating losses, Anton recorded an impairment charge of $42,666 to write off their remaining goodwill. Anton is trying to offset this with a move to a new location and increased advertising and marketing. Conway had a decrease in its net loss of $419,865 as compared to 1999 due to an impairment charge of in 1999 of $280,445 to write off the remaining goodwill and their gross margin increased from 10.4% in 1999 to 25.3% in 2000. Nyer Internet had a net loss of $159,118 as compared to a net loss of $71,256 in 1999. This was Nyer Internet's first full year of operations. Nyer Internet is concentrating on increasing sales and margins to offset their overhead.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Their results have been reported as discontinued operations for all periods presented. See
ITEM 3. Legal Proceedings, for details of subsequent events.

     Nyer Nutritional incurred approximately $677,689 of costs related to the business in 2000 (including approximately $174,000 in litigation expenses) as compared to $744,020 in 1999. The costs of $677,689 were partially offset by a settlement received in January 2001 of $370,000 See ITEM 3. Legal Proceedings.

     We have reported the assets to be disposed, primarily a lawsuit judgment, settled in December 2000, received in January 2001 and patents in 2000 as current and non current assets of discontinued operation. In 1999, we reported the assets to be disposed, primarily inventory and patents, as current assets of discontinued operation. Sales for Nyer Nutritional were $0, $0 and $268,431 for the years ended 2000, 1999 and 1998.
Genetic Vectors

     In December 1998, we wrote off our investment in Vectors due to significant uncertainties regarding the Company's ability to recover its investment. Based on our review of currently available public information about Vectors, there is substantial doubt about Vectors' ability to continue as a going concern. In addition, Vectors and its counsel have refused to remove the restrictive legends from the Vectors' stock certificates. Their refusal to do so limits our ability to sell Vectors' stock in the public market to 1% of Vectors' outstanding common stock (approximately 37,000 shares per quarter). Even if the restrictive legend was not removed, we believe our investment is impaired due to the illiquid nature of the Over-the-Counter Bulletin Board market on which Vectors' stock trades. The write off of our investment in Vectors resulted in a net charge to discontinued operations of $908,138 in 1998.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

NET SALES. Total sales for 1999 increased by approximately 8% from 1998 to approximately $39.9 million from approximately $36.9 million in 1998. The following table shows sales by principal subsidiaries for the years 1999 and 1998:

Subsidiary                  1999            1998    % increase (decrease)

Eaton                  $25,268,003     $22,851,707        10.6
Anton                    3,126,338       3,609,985       (13.4)
ADCO                     6,222,604       5,510,540        12.9
ADCO South               1,197,743       1,136,052         5.4
Conway                   3,886,395       3,763,983         3.3
Nyer Internet               43,045                           -
Total for
principal subsidiaries $39,744,128     $36,872,267         7.8

Total for all
  subsidiaries         $39,856,911     $36,936,034         7.9

     The reason for this increase in sales is due primarily to our pharmacy chain, Eaton. In 1999, Eaton sales increased due to increased volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors. We recorded significant increases in same store sales at all locations. ADCO sales increased $712,064 in 1999, as compared to 1998 due mainly to continued growth of its Nevada division, the introduction of its respiratory division in February 1999 and a refocus of marketing effort to the nursing home and physician markets. Nyer Diabetic revenues increased primarily due to increased radio and TV advertising. Conway's revenues included the sales of fire trucks (55% of sales were fire trucks in 1999). We intend to focus more on fire equipment and supplies and less on fire truck sales due to lower margins on the sale of fire trucks. As a result, we expect Conway's sales to decline in the short term with expected increases in gross margin.

GROSS PROFIT MARGINS. Our overall gross margin percentages were approximately 18.9% in 1999 as compared 21.0% in 1998.

The following is a table of gross margin percentages by principal subsidiaries for the years 1999 and 1998:

Subsidiary        1999             1998

Eaton             18.3             20.3
Anton             22.2             23.8
ADCO              25.5             25.2
ADCO South        25.5             22.6
Conway            10.4             15.5
Nyer Internet     21.3                -

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 10.5% in 1999 to approximately $9.0 million from $8.2 million in 1998. The following table shows the break down by principal subsidiaries (and corporate expenses):

Subsidiary                 1999             1998

Eaton                   $ 4,845,942     $ 4,418,141
Anton                       771,030         806,111
ADCO                      1,595,805       1,416,038
ADCO South                  282,341         260,989
Corporate                   764,836         449,567
Conway                      638,568         761,385
Nyer Internet                69,408
Total for
principal subsidiaries  $ 8,967,930     $ 8,112,231

Total for all
  subsidiaries          $ 9,015,371     $ 8,157,634

     The largest increase came from Eaton because of higher labor costs and increased sales volume. Corporate overhead increased due to the issuance of warrants at a fair market value of $368,750 to a public relations consulting firm. We continue to expand our communications within the investment community as well as with its shareholders and potential shareholders. The increases were partially offset by Conway's reduction of administration overhead and the closing of its service department. Nyer Internet incurred $69,408 in start up and web site development cost.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $1,428,625 in 1999 as compared to income of $153,573 in 1998. The following table summarizes the operations by principal subsidiaries and year:

Subsidiary                        1999             1998

Eaton                          $ (253,496)      $  413,956
Anton                            (108,810)          14,712
ADCO                                3,795          (44,706)
ADCO South                          4,917          (22,409)
Corporate                        (489,982)         (22,891)
Conway                           (465,848)        (154,857)
Nyer Internet                     (71,256)
Total for
principal subsidiaries        $(1,380,680)      $  183,805

Total for all
  subsidiaries                $(1,428,625)      $  153,573

     The decrease in income from continuing operations is largely due to the declining profit margins in the pharmacy business as previously discussed. Also, as previously discussed, the Company recorded an expense of $368,750 for the issuance of warrants to its public relations consulting firm. In addition to margin declines at Conway, as a result of continuing and increasing operating losses, we recorded an impairment charge of $280,445 to write off the remaining goodwill associated with the Conway business. As a result of having less cash on hand, we earned less interest income in 1999 as compared to 1998. In addition, the Company benefited from the sale of pharmacies which resulted in a gain of $365,000 in 1998. The combination of these factors are partially offset by the impact of increased revenues.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. The results of NNS have been reported as a discontinued operation for all periods presented as described earlier in this Report.

Liquidity and Capital Resources

     Net cash used in operating activities was $239,896 for the year ended December 31, 2000 as compared to $693,037 for the year ended December 31, 1999. The primary use of cash from operations in 2000 was to fund operations for our nutritional, fire, police and rescue equipment and supplies, internet and corporate operations. We partially offset the net loss by increases in accounts payable.

     In 2000 and 1999, the net cash provided by (used in) investing activities was $300,886 and $(2,130,162), respectively. The increase was largely due to the proceeds received from marketable securities of $490,860.

     Net cash used in financing activities was $323,715 for 2000 as compared to $247,227 in 1999. The increase is due to increased repayments of long term debt and notes to related party.

     In June 2000, we signed a definitive agreement to acquire "The Official Website of the American Academy of Anti-aging Medicine (A4M)" worldhealth.net, the World Health Network and all of the web site's contents. In June 2000, we escrowed $100,000. On March 27, 2001, the agreement was terminated and the $100,000 and stock was forfeited. This amount was reserved at December 31, 2000.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

Forward-Looking Statements

    The statements made in ITEM 1, relating to the anticipated increase in ADCO's respiratory therapy division, Anton's attempt to offset its decline in revenues and gross profit margins and Eaton's opportunity to serve assisted living facilities and compete within its market, are forward-looking state-ments within the meaning of the Private Securities Litigation reform act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act. The results anticipated by any and all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include (1) the revenues of Eaton could be affected by increased competition from large competitors including the entrance of Wal-Mart and other nationwide and regional discount operations; (2) the Company and Eaton's ability to provide financing for acquisitions, renovations and computer upgrades; (3) the state of the economy in the local communities in New England where the Company does business; (4) the general state of the economy in the United States and elsewhere; (5) the failure of suppliers to timely deliver products; (6) factors which increase costs in the health care industry; (7) the loss of any single large customer; and (8) future governmental regulation of pharmaceutical pricing; and (9) the impact of competition from Michael Anton on Anton's business.


ITEM 8: Financial Statements and Supplementary Data


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              Table of Contents


                                                        Page(s)

  Report of Independent Certified Public Accountants      F 1

  Report of Independent Accountants                       F 2

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31,
    2000 and 1999                                         F 3-4


  Consolidated Statements of Operations for the
    years ended December 31, 2000, 1999 and 1998          F 5


  Consolidated Statements of Changes in
    Shareholders' Equity for the years ended
    December 31, 2000, 1999 and 1998                      F 6


  Consolidated Statements of Cash Flows for
    the years ended December 31, 2000, 1999 and 1998      F 7-9


  Notes to Consolidated Financial Statements              F 10-26















              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Nyer Medical Group, Inc.

We have audited the consolidated balance sheet of Nyer Medical Group, Inc. and subsidiaries at December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and subsidiaries, as of December 31, 2000 and the results of its operations and cash flows for the year ended December 31, 2000, in conformity with accounting principals generally accepted in the United States of America.


/s/ Sweeney, Gates & Co.

    Fort Lauderdale, Florida





March 23, 2001














                                        F-1










                      REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of
Nyer Medical Group, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers, LLP

    Portland, Maine




April 07, 2000














                                        F-2


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2000 AND 1999


                                                  ASSETS

                                            2000            1999
Current assets:
  Cash and cash equivalents              $   803,837     $ 1,066,562
  Investment in marketable securities      1,001,325       1,492,185
  Accounts receivable, less allowance
   for doubtful accounts of $237,757
   in 2000 and $177,739 in 1999            3,825,440       3,704,025
  Inventories, net                         4,483,448       4,289,055
  Prepaid expenses                           148,278         104,923
  Receivables from related parties             3,932           3,877
  Current assets of discontinued
   operation                                 373,012         472,855

            Total current assets          10,639,272      11,133,482

Property, plant and equipment, at cost:
  Land                                        92,800          92,800
  Building                                   641,508         641,508
  Leasehold improvements                     646,839         543,807
  Machinery and equipment                    161,614         125,263
  Transportation equipment                   352,953         338,971
  Office furniture, fixtures,
    and equipment                            924,039         865,310

                                           2,819,753       2,607,659
  Less accumulated depreciation
    and amortization                      (1,401,223)     (1,073,393)

                                           1,418,530       1,534,266
Goodwill and other deferred assets,
  net of accumulated amortization of
  $543,174 in 2000 and $412,687 in 1999      333,006         472,295
Advances due from related companies           36,615          33,592
Non-current assets of discontinued
  operation                                  207,408               -

                                             577,029         505,887

            Total assets                 $12,634,831     $13,173,635






                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-3


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2000 AND 1999
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2000           1999
Current liabilities:
  Current portion of notes payable
    due related party                    $   193,419     $   161,508
  Current portion of long-term debt          291,978         222,879
  Accounts payable                         3,715,992       3,458,835
  Accrued payroll and related taxes          277,543         235,046
  Accrued expenses and other
    liabilities                              306,213         224,117

           Total current liabilities       4,785,145       4,302,385

Notes payable due related party,
  net of current portion                     301,622         442,820
Long-term debt, net of current
  portion                                    250,280         555,808
Minority interest                            685,468         580,312
Deferred credit                                    -          63,339

Commitments (Notes 3 and 9)

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, Authorized, issued and
    outstanding: 2,000 shares                      1               1
  Class B preferred stock, series 1,
    par value $.0001, Authorized:
    2,500,000; issued and
    outstanding: 1,000 shares at
    December 31, 2000 and 1999
  Common stock, par value $.0001
    authorized: 10,000,000 shares;
    issued: 3,753,189 at December 31,
    2000 and 3,748,789 at December
    31, 1999                                     375             375
  Additional paid-in capital              17,679,268      17,657,268
  Stock sale receivable                     (115,500)       (115,500)
  Treasury stock at cost
    (11,000 shares at December 31,
    2000 and 1999)                           (52,249)        (52,249)
   Accumulated deficit                   (10,899,579)    (10,260,924)

     Total shareholders' equity            6,612,316       7,228,971
            Total liabilities and
              shareholders' equity       $12,634,831     $13,173,635




                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-4


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                       2000            1999           1998
Net sales                           $41,975,445    $39,856,911    $36,936,034
Cost and expenses:
  Cost of goods sold                 33,023,640     32,321,105     29,189,281
  Selling and retail                  5,647,018      5,387,487      4,743,353
  Warehouse and delivery                784,742        681,957        578,755
  Administrative                      3,033,703      2,945,927      2,835,526
  Impairment loss (Note 3)               42,666        280,445              -

                                     42,531,769     41,616,921     37,346,915
  Operating loss                       (556,324)    (1,760,010)      (410,881)

Other income (expense):
  Interest expense                      (89,326)      (102,850)      (122,397)
  Interest income                       173,317        146,821        269,258
  Other (Note 6)                        266,523        123,369        543,602

        Total other income              350,514        167,340        690,463

  (Loss) income before
         minority interest             (205,810)    (1,592,670)       279,582
Minority interest income(expense)      (105,156)       164,045        (70,262)
  (Loss) income from continuing
      operations before
      income taxes                     (310,966)    (1,428,625)       209,320
       Income taxes                      20,000              -         55,747
  (Loss) income from continuing
      operations after income taxes    (330,966)    (1,428,625)       153,573
Discontinued operations: (Note 2)
  Loss from discontinued operations
      operations of Nyer Nutritional
      October 25, 1999                        -       (537,020)      (431,784)
  Loss from disposal of Nyer
      Nutritional including operating
      losses during the phase
      out period                       (307,689)      (207,000)             -
  Loss from operations of
      discontinued subsidiary-
      Genetic Vectors                         -              -       (653,842)
  Net loss on write down of
      investment-Genetic Vectors              -              -       (908,138)
  Net loss from discontinued
         operations                    (307,689)      (744,020)   ( 1,993,764)
  Net Loss                          $  (638,655)   $(2,172,645)   $(1,840,191)

  Basic and diluted loss per share:
    Continuing operations           $      (.09)    $     (.38)    $      .04
    Discontinued operations                (.08)          (.20)          (.53)
  Basic and diluted loss per share  $      (.17)    $     (.58)    $     (.49)
Weighted average common shares
    outstanding                       3,752,779      3,748,789      3,742,085

                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-5

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                            Class A          Class B
                       Preferred stock    Preferred stock   Common stock

                     Shares   Amount   Shares   Amount    Shares    Amount

Balance,
January 1, 1998       2,000    $1       1,000      $-   3,407,093    $341

  Treasury stock
  Additional consid-
  eration related to
  purchase of
  subsidiary
  Net loss                -     -           -       -           -       -
Balance,

  December 31, 1998   2,000     1       1,000       -   3,407,093     341

    Issuance of
     common stock
     warrants             -     -           -       -           -       -
    Issuance of
     common stock
     10% stock
     dividend             -     -            -      -     341,696      34
    Net loss
Balance,

  December 31, 1999   2,000     1       1,000       -   3,748,789     375
  Exercise of common
    stock options         -     -           -       -       4,400       -
    Net loss
Balance,

  December 31, 2000   2,000    $1       1,000      $-   3,753,189    $375









            The accompanying notes are an integral part of the
                    consolidated financial statements.
                                  F-6(1)


              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

              Additional               Treasury                      Total
              Paid-in    Stock Sale     Stock       Accumulated Shareholders'
               Capital   Receivable Shares  Amount   Deficit        Equity

Balance,
January 1,
 1998        $15,337,126 $(115,500)      -        -  $(4,197,912) $11,024,056

 Treasury stock        -         - (11,000)$(52,249)           -      (52,249)
 Additional
 consideration
 related to
 purchase of
 subsidiary      (98,750)        -       -        -            -      (98,750)
 Net loss              -         -       -        -   (1,840,191)  (1,840,191)
Balance,

 December 31,
 1998         15,238,376  (115,500)(11,000) (52,249)  (6,038,103)   9,032,866
  Issuance of
  common stock
    warrants     368,750         -       -        -            -      368,750
   Issuance of
    common stock
    10% stock
    dividend   2,050,142         -       -        -   (2,050,176)           -
   Net loss            -         -       -        -   (2,172,645)  (2,172,645)
Balance,

December 31,
 1999         17,657,268  (115,500)(11,000) (52,249) (10,260,924)   7,228,971
 Exercise of
 common
 stock options    22,000         -       -        -            -       22,000
 Net loss              -         -       -        -     (638,655)    (638,655)
 Balance,
December 31,
 2000        $17,679,268 $(115,500)(11,000)$(52,249)$(10,899,579)  $6,612,316











                 The accompanying notes are an integral part of the
                       consolidated financial statements.
                                     F-6(2)

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                             2000         1999         1998
Cash flows from operating
      activities:
  Net loss                                $  (638,655) $(2,172,645) $(1,840,191)
  Adjustments to reconcile net loss to
      net cash used in operating
      activities:
  Impairment loss                              42,666      280,445            -
  Loss of discontinued operation                    -            -      653,842
  Net loss on write-down of investment-
      Genetic Vectors                               -            -      908,138
  Depreciation                                347,335      291,623      272,935
  Amortization                                 97,021      135,241      143,210
  (Gain) Loss on disposal of property,
      plant, and equipment                      6,279       (5,718)      10,869
  Compensation expense in connection
      with common stock option exercise             -      368,750            -
  Gain on sale of other equity securities           -            -      (75,570)
  Gain on sale of pharmacies                        -      (25,000)    (365,000)
  Increase in notes payable to suppliers
      for material purchases                        -      270,042            -
  Minority interest                           105,156     (164,045)      70,262
  Decrease in deferred credit                 (63,339)     (54,770)     (55,224)
   Changes in certain working capital
      elements                               (136,359)     383,040      (98,731)
      Net cash flows used in
       operating activities                  (239,896     (693,037)    (375,460)
Cash flows from investing activities:
  Acquisition of stores                             -     (273,729)    (100,000)
  Purchase of property, plant and
      equipment                              (186,544)    (416,048)    (458,107)
  Purchase of marketable securities                 -   (1,492,185)           -
  Purchase of short-term investment                 -            -      (76,124)
  Proceeds from sale of
      marketable securities                   490,860            -            -
  Proceeds from sale of Genetic
      Vectors' stock                                -            -      410,210
  Proceeds from sale of other
      equity securities                             -            -      151,694
  Proceeds from sale of pharmacies                  -       50,800      385,000
  Net change in advances due from
      related companies                        (3,023)         896        3,011
  Decrease in other assets,net                   (407)         104       14,411
      Net cash provided by (used in)
      investing activities                    300,886   (2,130,162)     330,095






                       The accompanying notes are an integral part of the consolidated financial statements.
                                        F-7


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                               2000         1999       1998

 Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                           18,000       37,677       27,256
  Payments of long-term debt              $  (254,428)  $ (246,412) $  (273,708)
  Net (repayments) borrowings of
     notes to related party                  (109,287)     (38,492)     (15,956)
  Payments for purchase of treasury stock           -            -      (52,249)
  Proceeds from exercise of stock
      options                                  22,000            -            -
 Net cash used in financing
      activities                             (323,715)    (247,227)    (314,657)
 Net decrease in cash and cash
      equivalents                            (262,725)  (3,070,426)    (360,022)
 Cash and cash equivalents at
      beginning of period                   1,066,562    4,136,988    4,497,010
 Cash and cash equivalents at
      end of period                       $   803,837   $1,066,562  $ 4,136,988
 Changes in certain working capital
     elements:
  Accounts receivable, net                $  (491,415)  $ (143,648) $  (384,822)
  Inventories, net                             15,607     (278,075)      81,042
  Prepaid expenses                            (42,246)        (987)      13,514
  Receivables from related parties                (55)      44,262      (29,963)
  Accounts payable                            257,157      831,543      210,113
  Accrued payroll and related taxes            42,497       28,581      147,370
  Accrued expenses and other liabilities       82,096      (98,636)    (135,985)

     Net change                           $  (136,359)  $  383,040  $   (98,731)

  Supplemental disclosures of cash flow information:

  Cash paid during the year for:              2000         1999        1998

  Interest                                $    93,193   $  100,495  $   117,466

  Income taxes                            $     4,221   $    8,000  $         -

The acquisition of pharmacies in 1999 and 1998, net of cash acquired, is summarized as follows:
                                               1999              1998

       Working capital, other than cash   $   173,729         $ 189,314
       Property, plant and equipment                -            70,000
       Other assets                                 -            10,000
       Goodwill and prescription lists        100,000            33,000
       Long-term debt                               -          (202,314)

          Cash paid for acquisitions      $   273,729         $ 100,000


   The accompanying notes are an integral part of the consolidated financial statements.
                                     F-8


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

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





























The accompanying notes are an integral part of the consolidated financial statements.
                                     F-9


                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business:

    Nyer Medical Group, Inc. (Company or Nyer) a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Medical and surgical supplies, diabetic and internet. Two wholly owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO) and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. ADCO also has operations in the Las Vegas, Nevada area. Additionally, ADCO has a division that delivers blood glucose meters, test strips, lancets and penlets, control solutions and alcohol prep pads to individual diabetics directly at their homes. Nyer Internet, Inc. (NIC), which is also a wholly-owned subsidiary, is involved in internet sales of medical equipment and supplies.

    EMT, fire, police equipment and supplies. Anton Investments, Inc. (Anton), and Conway Associates, Inc. (Conway), each 80% owned by the Company, sell wholesale and retail equipment, supplies and novelty items to emergency medical services, fire and police departments throughout most of New England. SCBA, Inc. (SCBA), 80% owned by the Company, repairs and services fire department's self-contained breathing apparatus.

    Pharmacy chain. D.A.W., Inc. (Eaton), 80% owned by the Company, is a chain of pharmacy drug stores located in the suburban Boston, Massachusetts area. Its related entity, FMT, Inc.(FMT), which is also 80% owned by the Company, is involved in the franchising of retail pharmacy outlets.

    Corporate. Included in corporate segments are two entities, both are accounted for as discontinued operations. Nyer Nutritional Systems, Inc., (Nyer Nutritional), incorporated in Delaware in 1996, 80% owned by the Company, has patented liquid nutritional formulas for tube feedings. Genetic Vectors, Inc. (Vectors), is a biotechnology company based in Florida, of which the Company owns a 19.8% interest.

    The Company is a subsidiary of Nyle International Corp. (Nyle).

2.  Summary of significant accounting policies:

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

2.  Summary of significant accounting policies: continued,

    financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue recognition

    The Company recognizes revenue on the sale of its goods and services, net of estimated costs of returns, allowances and sales incentives, when the products are shipped to customers. The Company generally sells its products on open accounts under credit terms customary to the industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to secure its customers receivables.

    Cash and cash equivalents

    The Company considers cash and investments with original maturities of three months or less when purchased to be cash and cash equivalents.

    Marketable securities

    Marketable securities are classified as available for sale and are reported at cost which approximates fair market value. At December 31, 2000, marketable securities include federal government agency notes which mature through August 2001.

    Inventories

    Inventories consist primarily of medical, fire, EMT, and police equipment and supplies and pharmaceuticals. Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO). Of the total inventories, 64% are on the LIFO method. The replacement costs of inventory exceeded LIFO cost by $268,862 in 2000 and $197,998 in 1999.

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


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies: continued,

    Property, plant and equipment continued,

    For financial reporting purposes, depreciation and amortization are computed principally using the straight-line method over estimated service lives of the related assets as follows:

                                                      Years

        Building                                        15
        Leasehold improvements                          10
        Machinery and equipment                       3 - 10
        Transportation equipment                      3 - 5
        Office furniture, fixtures and equipment      3 - 10

    Depreciation and amortization was $444,356, $426,864 and $416,145 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Income taxes

    The Company files a consolidated federal income tax return and allocates tax expense to members of the group on a separate return basis. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    Fair value of financial instruments

    The carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximate their fair value as of December 31, 2000, based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

    Goodwill and other intangible assets

    Goodwill, which represents the excess of the costs of companies acquired over the fair market value of their net assets at dates of acquisition is amortized on the straight line method over the various periods, ranging from 5 to 40 years. Other intangible assets acquired in connection with acquisitions are amortized on a straight line basis over periods ranging from 5 to 6 years.


                                      continued
                                        F-12


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies: continued,

    Impairment accounting

    The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires recognition of impairment of long-lived assets, including goodwill and other intangible assets, in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. When an asset exceeds its expected operating cash flow, it is considered to be impaired and it written down to fair value, which is determined based on either discounted future cash flows or appraised values. It is at least reasonably possible that future events or circumstances could cause these estimates to change. See Note 4 for discussion of impairment charges recorded during 2000 and 1999.

    Earnings per share

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The diluted weighted average number of common shares outstanding equaled basic in 2000, 1999 and 1998. All prior period earnings per share data has been restated to reflect a 10% stock dividend declared during 1999 (see note 10).

    Reclassifications

    Certain amounts in 1998 have been reclassified to conform to the 2000 and 1999 presentation.

3.  Discontinued operations:

    Genetic Vectors, Inc.

    The Company currently owns 19.8% of Genetic Vectors, Inc. outstanding common stock.

    In August 1997, the Board of Directors approved a plan for the disposal of its investment in Vectors. This investment is being accounted for, and reports as a discontinued operation.

    In December 1998, the Company wrote off its investment in Vectors due to significant uncertainties regarding the Company's ability to recover its investment. Based on the Company's review of available public information,


                                     continued
                                        F-13


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Discontinued operations: continued,

    there was substantial doubt about Vectors ability to continue as a going concern. In addition, Vectors and its counsel have refused to remove the restrictive legends from the Vectors' stock certificates that limit the Company's ability to sell its Vectors stock in the public market to 1%
    of Vectors' outstanding common stock per quarter (approximately 37,000 shares). Those restrictions were required to be removed in January 1998. Even if the restrictive legend was removed, we believe our investment is impaired due to the illiquid nature of the Over-the-Counter Bulletin Board market on which Vectors' stock trades. The write off of our investment in Vectors resulted in a net charge to discontinued operations of $908,138 in 1998.

    The Company owned 739,216 shares of restricted common stock of Vectors as of December 31, 2000, 1999 and 1998.

    The financial position and results of Vectors, which has been serviced by another accounting firm, as of and for the nine months ended September 30, 2000, and as of and for the year ended December 31, 1999 are as follows:

                                         Unaudited     Audited
                                       September 30,  December 31,
                                           2000           1999

     Current assets                    $   523,638    $   270,247
     Non-current assets                    686,370        535,475
                                       $ 1,210,008    $   805,722

     Current liabilities               $ 4,455,258    $ 1,237,858
     Stockholders' deficit              (3,245,250)      (432,136)

                                       $ 1,210,008    $   805,722

     Total revenues                    $    96,132    $    44,832
     Cost of Goods Sold                    (25,293)        (9,188)
     Operating expenses                 (2,398,530)    (1,962,815)
     Other                              (2,678,088)      (748,037)
     Interest, net                        (276,577)      (131,703)

     Net loss                          $(5,282,356)   $(2,806,911)

Nyer Nutritional Systems, Inc.

On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. (Nyer Nutritional). The results of Nyer Nutritional have been reported as discontinued operations for all periods presented.

Nyer Nutritional signed a letter of intent in 1999 to sell its assets, subject to the successful completion of a clinical trial and execution of a patent license assignment by the 20% owner of Nyer Nutritional, who owns the patents.

                                    continued
                                       F-14


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Discontinued operations: continued,

The Company's signed letter of intent expired July 15, 2000 without consummating the transaction.

In December 2000, Nyer Nutritional, filed a Complaint in the United States District Court for the District of Maine against certain companies alleging that the defendants breached a confidentiality and non-use agreement entered into with Nyer Nutritional as part of a distribution agreement and a proposed agreement regarding the purchase of Nyer Nutritional's assets.

Nyer Nutritional also brought claims of conversion, unjust enrichment and misappropriation of trade secrets against the Defendants. Finally, Nyer Nutritional has alleged that defendants wrongfully interfered with its relationship with its consultant. Nyer Nutritional seeks as yet unspecified damages in excess of $75,000, plus attorney's fees and costs. Defendants have counterclaimed making allegations of negligent and fraudulent misrepresentation and also seeking a declaratory judgment giving them rights to a patent in dispute. The parties have denied liability. The litigation is in the early stages of discovery with discovery to close later in 2001.

Nyer Nutritional is currently inactive.

The Company has reported the assets to be disposed of, primarily a lawsuit judgment settled in December 2000, received in January 2001 and patents in 2000 and inventory and patents in 1999, on the balance sheet as current and non-current assets of discontinued operations. Revenues for Nyer Nutritional were $0, $0 and $268,431 for the years ended 2000, 1999 and 1998.

4.  Impairment:

In December 2000, as a result of continuing and increasing operating losses, the Company determined that goodwill in its EMT, fire, and police equipment and supplies segment (the EMT segment) were impaired. The Company reviewed the expected future cash flows for each operating unit in its EMT segment and determined that certain assets of continuing operations were impaired. As a result, the Company recorded an impairment charge of $42,666 related to goodwill associated with its subsidiary, Anton Investments, Inc.

In December 1999, as a result of continuing and increasing operating losses, the Company determined that goodwill in its EMT, fire, and police equipment and supplies segment (the EMT segment) were impaired. The Company reviewed the expected future cash flows for each operating unit in its EMT segment and determined that certain assets of continuing operations were impaired. As a result, the Company recorded an impairment charge of $280,445 related to goodwill associated with its subsidiary, Conway Associates, Inc.







                                     continued
                                        F-15


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Related party transactions:

    Receivables from related parties consisted of the following at December 31, 2000 and 1999:
                                                    2000            1999

    Receivable from related party              $    3,932        $   3,877
    Advances due from related companies,
        non-current                            $   36,615        $  33,592

    The receivable from related party is for products sold to a company which is owned by an officer and director of the Company. Total sales were $515, $4,475 and $15,968 for 2000, 1999 and 1998, respectively.

    Advances due from related companies consist of cash advances made to Nyle. Interest is charged at 9% annually and payments are made from time to time.

    Notes payable to related party (a former employee and director) were $495,041 and $604,328 at December 31, 2000 and 1999, respectively.
    Principal payments of $10,000, are due monthly, interest accrues at 7%. Interest expense related to this note was $31,911 in 2000 and $41,508 in 1999.

    The Company has an employment agreement with its Chief Executive Officer, executed in October 1999, at a base annual salary of $140,000. This agreement expires October 25, 2001. As part of the CEO's agreement, the Company granted him 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested October 25, 1999, with the remaining vested October 25, 2000. As of the date of this report, none of the options have been exercised.
    In 1996, a stock sale receivable for the exercise of 50,000 stock options was due from this officer for $115,500, with interest payable quarterly with an annual interest rate of 6.25%, with all unpaid accrued interest and principal due August of 2001. This receivable is included in shareholders' equity section of the balance sheet. As of December 31, 2000, all accrued interest had been paid.

6.  Acquisitions and divestitures:

    In August 1996, the Company acquired 80% of the common stock D.A.W., Inc., d/b/a Eaton Apothecary, (Eaton) and an affiliated company, F.M.T., Inc. Eaton is an operator of retail pharmacies in eastern Massachusetts and F.M.T. is involved with the franchising of retail pharmacies. In connection with this transaction, the Company guaranteed that the value of the common stock issued to the sellers will be at least $8.75 per share on the second anniversary of the acquisition date. In January 1999, the sellers were paid cash for the difference in value, which amounted to $98,750.

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

6.  Acquisitions and divestitures: continued,

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

    In December 1998, the Company sold the assets and prescription lists of two pharmacies for approximately $608,000 in cash. $385,000 was received in 1998 and $223,000 was received in January 1999. The transaction resulted in a gain of approximately $365,000 which is recorded in other income in 1998.

    Had the results of these businesses been included in operations commencing with 1998, the reported results would not have been materially affected.

7.  Debt:

    Long-term debt at December 31, 2000 and 1999, consisted of the following:

                                                      2000            1999

    ADCO Surgical Supply, Inc:
    Note payable in equal monthly installments
    of $4,675 including interest at 8 1/4%
    collateralized by land and building,
    due in March 2008.                             $  285,589     $  331,522

    Eaton:
    Note payable in equal monthly installments of
    $4,500 plus interest on the unpaid balance at
    prime rate. A final payment of $10,000 was made
    in February 2000.                                       -         10,000

    Note payable in equal monthly installments of
    $3,693 including interest at 7%. The note was
    paid in full in June 2000.                              -         21,713

    Note payable in equal monthly installments of
    $3,023 including interest at 7%. The note will
    mature in May 2001 and is collateralized by
    certain assets of Sherborn Apothecary.             14,852         48,783

    Note payable in equal monthly installments of
    $3,287 including interest at 7%. The note was
    paid in full in 2000.                                   -         47,071



                                     continued
                                        F-17


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt: continued,

                                                       2000            1999


    Notes payable in equal monthly installments of
    $6,150 including interest at 9.75%. The note
    was paid in full in December of 2000.                   -         70,042

    Line of credit with a balloon payment due in
    July 2001.  The interest rate is prime (8.50%
    at December 31, 2000 and December 1999) and
    is collateralized by certain assets of Eaton.     200,000        200,000

    Other subsidiaries

    Notes payable due in various installments
    at rates ranging up to 9 1/4%, collateralized
    by certain equipment and vehicles.                 41,817         49,556

      Total debt at year end                          542,258        778,687
        Less current portion                          291,978        222,879

                                                    $ 250,280      $ 555,808


    The maturities of long term debt at December 31, 2000 are as follows:

          2001                               $  291,978
          2002                                   68,222
          2003                                   59,842
          2004                                   64,387
          2005                                   57,829

                                             $  542,258

   The long term debt of ADCO and other subsidiaries, is collateralized by the Company's inventory, accounts receivable and vehicles as well as personal guarantees of the Company's chairman.

8.  Income taxes:

    At December 31, 2000, the Company had remaining net operating loss (NOL) carryforwards of approximately $2,277,000 available to offset future taxable income. The NOL carryforwards will expire in the years 2002 to 2016. The income tax provision of $20,000 is for a continuing operating subsidiary. In the event of a change in ownership of the Company, the utilization of the NOL carryforwards may be subject to limitation under certain provisions of the Internal Revenue Code. In addition, certain provisions dealing with consolidated returns may limit the utilization of approximately $233,000 of NOL carryforwards by certain members of the consolidated group.

                                    continued
                                       F-18


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Income taxes: continued,

    The tax effect of temporary differences that give rise to significant portions of deferred taxes at December 31, 2000 and 1999 consisted of:

                                                     2000           1999

      Deferred tax assets(liabilities):
      Depreciation                              $   58,000      $   22,000
      Reserves not recognized for tax purposes     370,000         388,000
      Impairments not recognized for tax
         purposes                                  183,000         166,000
      Net operating loss carryforwards             911,000         703,000
      Total net deferred tax assets
         before valuation reserve                1,522,000       1,279,000
         Valuation reserve                      (1,522,000)     (1,279,000)
            Total net deferred tax
             assets                             $        -      $        -

     The Company has recorded a valuation reserve for the total amount of net deferred tax assets due to the uncertainty of its future realization.



9.   Commitments:

     Operating leases

     The Company rents office and warehouse space with varying lease expiration dates through May of 2010. All leases have options to extend the lease terms. Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $764,431, $784,874 and $707,388, respectively.




                                  continued
                                     F-19


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Commitments: continued,

     Operating leases: continued,

     Future minimum lease payments at December 31, 2000 are as follows:

           2001                       $  487,126
           2002                          394,493
           2003                          349,750
           2004                          263,173
           2005                          233,184
           Thereafter                    615,061

                                      $2,342,787

     Purchase commitment

     A subsidiary of the Company has an agreement with a supplier to purchase $2,600,000 of inventory each quarter through the year 2001 or a total purchase commitment of $52,000,000. The subsidiary received $200,000 from the supplier upon signing of the agreement, which is being amortized over the term of the contract, such amortization is included in other income. The subsidiary reached the purchase commitment in the fourth quarter of 2000. Additionally, the supplier made available a $200,000 line of credit to purchase this inventory. The line of credit is collateralized by substantially all of the assets of the subsidiary. The full line of credit was used in July of 1999 to purchase inventory. The line of credit is to be paid in full with a balloon payment due in July 2001 (see note 7).

     Royalty commitment

     In December 1996, a subsidiary of the Company entered into a licensing agreement with its 20% shareholder. This agreement requires guaranteed royalty payments of $25,000 year ending December 31, 1998, $50,000 year ending December 31, 1999, $75,000 year ending December 31, 2000 and $100,000 year ending December 31, 2001 and each year thereafter until the patents rights expire in 2017. This commitment relates to a discontinued operation (see note 3).

10.  Shareholders' equity:

     Class A preferred stock - each share has voting rights equal to 1,000 shares of common stock.

     Class B preferred stock (Series 1) - each share has voting rights equal to 2,000 shares of common stock.

     Treasury stock - In 1998, the Company purchased 11,000 shares of its own common stock from the open market for a total of $52,249.

     During 1999, the Company approved a 10% stock dividend of 341,696 shares of common stock to the shareholders of record on January 14, 2000. The

                                      continued
                                        F-20


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Shareholders' equity: continued,

     dividend was included in the balance sheet as of December 31, 1999. The loss per share has been restated as if the shares were issued as of January 1, 1998.

     During 1997, the Company issued 20,000 warrants to a third party in connection with services provided. The exercise price for each warrant is $14.75 and are only exercisable if the stock price exceeds 120% of the exercise price. These warrants were not exercised during 2000, 1999 or 1998.

     In October 1999, the Company issued 150,000 stock warrants to a third party in connection with consulting services provided. The stock warrants vested immediately. The options are priced in three 50,000 warrant blocks. Block one is for 50,000 to be exercised $8.00 per share; block two is 50,000 to be exercised at $9.00 per share; and block three is 50,000 to be exercised at $11.00 per share. The warrants will be in force for as long as the consulting services are continued by the Company and for two years there-after. The warrants have customary piggy-back registration rights with respect to any shares of common stock issuable upon exercise of options. The consulting agreement was effective October 1999 and expired September 2000 and was renewed until September 30, 2001. The Company recorded an expense of $368,750, equal to the estimated fair market value of the warrants at the date of grant. The fair market value was calculated using the Black-Sholes options pricing model, assuming 5.9% risk-free interest, 0% dividend yield, 60% volatility, and three year expected life.

11. Employees, directors and consultants stock options and incentive plan:

     The Company has a Stock Option Plan (Plan) which provides for the awards of shares of common stock to employees, directors, and consultants of the Company. The Plan provides for automatic grants of 12,000 non-qualified options, at fair market value, vesting semi-annually over a three-year term to all non-employee directors. The maximum term of options granted under the Plan is ten years.

     The following table summarizes stock options outstanding and exercisable at December 31, 2000:

                  Outstanding stock options       Exercisable stock options

                       Weighted                        Weighted
                       average      Weighted           average     Weighted
    Exercise           remaining    average            remaining   average
    price              contractual  exercise           contractual exercise
    range        Shares    life      price       Shares     life    price

    $ 2.31-$3.38  56,000    4.9      $ 2.67       52,000     4.9    $ 2.36
    $ 4.62-$6.88 727,600    8.8      $ 6.14      671,600     8.8    $ 5.91
    $16.75        36,000    5.3      $16.75       36,000     5.3    $16.75

                                      continued
                                        F-21


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employees, directors and consultants stock options and incentive plan: continued,

    A summary of changes in common stock options during 2000, 1999 and 1998 are:
                                       2000             1999             1998

                                      Weighted         Weighted       Weighted
                                      average          average        average
                                      exercise         exercise       exercise
                              Shares   price   Shares   price  Shares  price
    Outstanding at the
      beginning of the year   788,000  $6.36   248,000  $6.30  236,000 $ 6.55
    Granted                    40,000   4.75   540,000   6.44   22,000   3.75
    Exercised                  (4,400)  5.00         -      -        -     -
    Canceled                   (4,000)  3.38         -      -  (10,000) 16.75
    Outstanding at the end
       of the year            819,600  $6.30   788,000  $6.36  248,000 $ 6.30

         The weighted average grant date fair market value was $4.75, $3.70 and $1.68 for options granted during 2000, 1999 and 1998.

   The Company accounts for stock options using SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                             2000             1999           1998

   Net loss: As reported  $  (638,655)    $(2,172,645)    $(1,840,191)
   Pro forma              $  (747,575)    $(3,397,152)    $(2,047,592)
   Loss per share: As
     reported             $      (.17)    $      (.58)    $     (.49)
   Pro forma              $      (.20)    $      (.91)    $     (.55)

   The fair value of stock options in the pro forma accounts for 2000, 1999 and 1998 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                  2000        1999       1998

          Risk-free interest      5.7%        6.4%       5.3%
          Dividend yield            0%          0%         0%
          Expected volatility      80%         60%        70%
          Expected life (years)     5           5          3

                                     continued
                                       F-22


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Business segments:

    The Company had three active business segments in 2000, 1999 and 1998:
(1) wholesale and retail sales of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the year ended December 31, 2000 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated

Net Sales    $8,085,710       $4,785,415    $29,104,320             $41,975,445
Operating
(loss)income   (138,939)        (255,689)       460,194  $ (621,890)   (556,324)
Total assets  2,921,379        1,681,280      6,054,423   1,977,749  12,634,831
Capital
Expenditures     93,469              400         90,776       1,899     186,544
Depreciation
 and
 amortization   149,261           60,704        229,969       4,422     444,356
Interest income (14,624)                        (16,124)   (142,569)   (173,317)
Interest
expense          30,905           33,451         24,970                  89,326





    Summary data for the year ended December 31, 1999 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated

Net Sales    $7,543,642       $7,045,266    $25,268,003             $39,856,911
Operating
(loss)          (84,507)        (585,612)      (325,054) $ (764,837) (1,760,010)
Total assets  2,964,787        2,005,722      5,568,424   2,634,702  13,173,635
Capital
Expenditures     85,053          184,773        142,626       3,596     416,048
Depreciation
 and
 amortization   104,190           84,570        233,096       5,008     426,864
Interest income  (8,981)                         (9,175)   (128,665)   (146,821)
Interest
expense          33,894           42,118         26,838                 102,850








                                     continued
                                       F-23


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Business segments: continued,

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
























                                  continued
                                    F-24


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Selected quarterly data (unaudited):

  2000
                          First      Second        Third       Fourth
                         Quarter     Quarter      Quarter      Quarter

 Net sales              $9,760,241  $10,613,124  $10,570,026  $11,032,054

 Gross profit           $1,990,743  $ 2,259,877  $ 2,047,564  $ 2,653,621

 Loss from continuing
   operations           $ (139,914) $    (3,640) $   (65,880) $  (121,532)
 Net loss from discon-
   tinued operations    $  (78,475) $   (86,812) $  (118,162) $   (24,240)

 Net loss               $ (218,389) $   (90,452) $  (184,042) $  (145,772)

 Basic and diluted
   loss per share:
   Continuing
     operations         $     (.04) $       .00  $      (.02) $      (.03)
   Discontinued
     operations               (.02)        (.02)        (.03)        (.01)

   Net loss             $     (.06) $      (.02) $      (.05) $      (.04)


   1999
                          First      Second        Third       Fourth
                         Quarter     Quarter      Quarter      Quarter

 Net sales              $9,454,434  $ 9,504,138  $ 9,897,925  $11,000,414

 Gross profit           $1,826,263  $ 1,779,468  $ 1,931,564  $ 1,998,511

 Loss from continuing
   operations           $ (141,788) $  (182,544) $   (93,750) $(1,010,543)
 Net loss from discon-
   tinued operations    $  (84,588) $  (145,327) $  (213,997) $  (300,108)

 Net loss               $ (226,376) $  (327,871) $  (307,747) $(1,310,651)

 Basic and diluted
   loss per share:
   Continuing
     operations         $     (.04) $      (.05) $      (.02) $      (.27)
   Discontinued
     operations               (.02)        (.04)        (.06)        (.08)

   Net loss             $     (.06) $      (.09) $      (.08) $      (.35)



                                   continued
                                      F-25


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Selected quarterly data (unaudited): continued,

   1998
                          First      Second        Third       Fourth
                         Quarter     Quarter      Quarter      Quarter

 Net sales              $7,899,806  $ 9,588,371  $ 9,145,172  $10,302,685

 Gross profit           $1,709,474  $ 2,121,048  $ 1,860,489  $ 2,055,742

 (Loss) income from
  continuing operations $ (112,978) $   243,213  $   163,087  $  (139,749)
 Net loss from discon-
  tinued operations     $ (234,715) $  (283,677) $  (328,317) $(1,147,055)

 Net loss               $ (347,693) $   (40,464) $  (165,230) $(1,286,804)

 Basic and diluted
  (loss) income per share:
  Continuing
    operations          $     (.03) $       .07  $       .04  $      (.04)
  Discontinued
    operations                (.06)        (.08)        (.09)        (.30)

  Net loss              $     (.09) $      (.01) $      (.05) $      (.34)



























                                    F-26


ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

          The Company changed accountants in 2000 from PricewaterhouseCoopers, LLP to Sweeney, Gates and Co.

          There were no disagreements with the Accountants.

                             PART III

ITEM 10. Directors, executive officers, promoters and control persons; compliance with Section 16 Of The Exchange Act.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    75           Chairman of the Board,
                                                      President, Secretary,
                                                      and Director

          William J. Clifford, Jr.       51           Vice-President-Sales
                                                      and Director

          Karen L. Wright                38           Treasurer, Vice-
                                                      President-Finance,
                                                      Assistant Secretary,
                                                      and Director

          Doyle W. Boatwright            63           Director

          Stanley Dudrick, M.D.          65           Director

          Donato Mazzola                 42           Director

          Donald C. Lewis, Jr.           63           Director

          Kenneth L. Nyer, M.D.          42           Director

          The Company's Board of Directors is divided into three classes of directors. Messrs. Boatwright, Lewis and Mazzola and Dr. Nyer's term expires in 2001 and Messrs. Nyer and Clifford and Ms. Wright's term expires 2002. Dr. Stanley Dudrick's term expires in 2003. There is one vacancy.

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

          William J. Clifford, Jr. has been vice-president of sales and a director of the Company since December 1991, and vice-president and general manager of ADCO and ADCO South since 1988 and 1992, respectively. Mr. Clifford was a director of Vectors from June 1996 through April 30, 1997. From 1973 to 1988, Mr. Clifford was general sales manager of ADCO. Mr. Clifford, an employee since 1973, has over 28 years experience in the medical supply industry and possesses substantial experience in medical warehousing, purchasing, sales and sales management.

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

          Doyle W. Boatwright has been a director of the Company since December 1996 and is president of Nyer Nutritional. The Company owns 80% of Nyer Nutritional and Mr. Boatwright owns the remaining 20%. From September 1995 through December 1996, Mr. Boatwright was president and founder of Boatwright Laboratories, Inc., which owned the enteral nutritional product patents now held by Nyer Nutritional. From 1989 through September 1995, Mr. Boatwright was president and founder of DigniCare, Inc., a company providing enteral, wound care and urological products to Medicare patients.

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

          Donato Mazzola has been a director of the Company since October 2000. Mr. Mazzola has also been a director of the Company's 80% owned subsidiary, D.A.W., Inc. d/b/a Eaton Apothecary since August 1996. Mr. Mazzola has been vice-president of Eaton since 1990. Mr. Mazzola is a registered pharmacist in the State of Massachusetts and received his Bachelors of Science Degree in Pharmacy from Massachusetts College of Pharmacy in 1981.

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


          Delinquent Filings

          To the best of the Company's knowledge, Forms 3 and 4 have been filed, as required.

          Limited Liability of Directors

          Under Florida law, the Company's directors are protected against personal liability for monetary damages from breaches of their duty of care. As a result, the Company's directors will not be liable for monetary damages from negligence and gross negligence in the performance of their duties. They remain liable for monetary damages for any breach of their duty of loyalty to the Company and its shareholders, as well as acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law and for transactions from which a director derives improper personal benefit. They also remain liable under another provision of Florida law which makes directors personally liable for unlawful dividends, stock repurchases or redemptions and expressly sets forth a negligence standard with respect to such liability. The liability of the Company's directors under federal or applicable state securities laws is also unaffected. The Company carries directors' and officers' insurance. While the Company's directors have protection from awards of monetary damages for breaches of the duty of care, that does not eliminate their duty of care. Equitable remedies, such as an injunction or rescission based upon a director's breach of the duty of care, are still available.


















ITEM 11.  Executive Compensation.

          The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998 to the Company's chief executive officer. A subsidiary's president and chief executive officer received compensation exceeding $100,000 for the fiscal years ended December 31, 2000, 1999 and 1998. No other executive officer received compensation exceeding $100,000 for the fiscal years ended December 31, 2000, 1999, or 1998.

                              Summary Compensation Table

                Annual Compensation              Long Term Compensation
                                                          Awards
         (a)              (b)     (c)       (e)             (g)
         Name and                           Other            Securities
         principal                          annual           underlying
         position         Year    Salary($) compensation($)  options/SARS(#)

         Samuel Nyer      2000    $140,000     $4,200                0
         Chief            1999     127,308      4,200          500,000
         Executive        1998     125,000      4,200 (1)            0

         Doyle Boatwright 1998     121,253     $7,320                0
         President and
         Chief executive of an
         80% owned subsidiary

     The Company has not paid any cash compensation to any person for serving as a director.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

     (a)                         (d)                        (e)
                  Number of securities underlying  Value of unexercised in-the
                        unexercised options/SARs     money options/SARs at
                                at fy-end                  fy-end($) (2)
     Name            exercisable / unexercisable    exercisable / unexercisable

     Samuel Nyer      540,000              0        $92,400       $0

             (1) Car and automobile insurance allowance accrued in fiscal 1998 but $1,750 paid in 1999.

             (2) Based on the difference between the $ per share of the common stock and the option price.


     Employment Agreements

          The Company employs its officers and employees pursuant to oral agree-ments, with the exception of Mr. Samuel Nyer and the five minority shareholders of Eaton.

          The Company entered into a two-year written employment agreement with Mr. Samuel Nyer at a base annual salary of $140,000 effective October 25, 1999. As part of the CEO's agreement, the Company granted him 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested October 25, 1999, with the remaining vesting on October 25, 2000. Mr. Nyer's employment agreement also provides for use of a car and automobile insurance at an annual cost of $4,200.

          In August of 1996, the Company entered into a five-year employment agreement, with a one-year non-compete, with five minority shareholders of Eaton. The base salary for each is $65,000 effective August 5, 1996. In August 1998, this was amended to a base salary for each of $78,000. In September 2000, this was amended to a base salary for each of $104,000. Each agreement also provides for full insurance coverage on the employee's personal vehicle and a vehicle allowance with an annual cost of $3,600. Each also receives life-insurance coverage in the aggregate amount of $800,000, including a separate single policy in the amount of $300,000, which the employee's designee shall be the owner and beneficiary.

          The Company has an oral employment agreement with Mr. William J. Clifford, Jr. vice president and director, which provides for an annual base salary of $74,460 and use of an automobile, including all expenses associated with it at an annual cost of $6,000. The Company has an oral employment agreement with Ms. Karen L. Wright, treasurer, which provides for an annual base salary of $58,000.

     Stock Option Plan

          The Company established the 1993 Stock Option Plan (the Plan) covering 1,000,000 shares of common stock. The Plan provides: (a) officers and other employees of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted which qualify as incentive stock options (ISOs) under Section 422(b) of the Internal Revenue Code of 1986, as amended and (b) directors, executive officers, employees and consultants of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted which do not qualify as ISOs (Non-Qualified Options).

          The Plan is administered by the option committee which is comprised of Donald C. Lewis, Jr., and Dr. Kenneth L. Nyer, two of the Company's outside directors. The board of directors has the authority to (i) determine the employees of the Company and its subsidiaries to whom ISOs may be granted, and to determine to whom Non-Qualified Options may be granted; (ii) determine the time or times at which options may be granted; (iii) deter-mine the exercise price of shares subject to options; (iv) determine whether options granted shall be ISOs or Non-Qualified Options; (v) determine the time or times when the options shall become exercisable, the duration of the exercise period and when the options shall vest; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any, and (vii) interpret the Plan and promulgate and rescind rules and regulations relating to it.

          Under the Plan, all directors automatically received a grant of non-qualified options which vested semi-annually each June 30th and December 31st over a three-year period. The exercise price of such options, as provided for in the Plan, is the closing price of the Company's common stock on the last business day prior to the grant of options. For each year of a director's term, 4,000 options are granted. After all directors begin serving a three year term, each director receives an initial grant of 12,000 options at the time of election, appointment or vesting of all prior options.

          In October 1999, the Company granted Mr. Sam Nyer, its president, 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested October 25, 1999, with the remaining vested October 25, 2000. As of the date of this report, none of the options have been exercised.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management.

          The following table sets forth information as of December 31, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and nature
              Name and address of         of beneficial        Percentage of
Class         beneficial owner            ownership (3)        class owned

Common stock, Samuel Nyer                 5,444,700 (4),(5)        68.4%
Class A       c/o ADCO
preferred     1292 Hammond Street
stock, and    Bangor, Maine 04401
Class B
preferred stock

Common stock  Nyle International Corp.    2,781,000                35.0
and Class A   72 Center Street
preferred     Brewer, Maine  04412
stock

Common stock  William J. Clifford, Jr.       28,000 (6)              *
              1292 Hammond Street
              Bangor, Maine 04401

Common stock  Karen L. Wright                22,110 (7),(8)          *
              1292 Hammond Street
              Bangor, Maine 04401

Common stock  Doyle W. Boatwright            11,600 (6)              *
              2029 E Montebello Ave
              Phoenix, AZ 85016

Common stock  Stanley Dudrick, M.D.          16,000 (6)              *
              c/o St. Mary's Hospital
              56 Franklin Street
              Waterbury, CT 06706

Common stock  David Dumouchel                14,000 (6)              *
              111 Canal Street
              Salem, MA  01970

Common stock  Donald C. Lewis, Jr.           23,000 (6)              *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Donato Mazzola                  2,000 (6)              *
              264 R Washington Street
              Wellesley Hills, MA  02481

Common Stock  Kenneth L. Nyer, M.D           30,000 (6)              *
              48 Old Orchard Road
              New Rochelle, New York 10804

All directors and executive officers      5,591,410    5,6,7,8
       of the Company as a group (nine                             70.3%
       persons) * less than 1% of class

     (3) Beneficial ownership has been determined in accordance with Rule
     13d-3 under the Securities Exchange Act of 1934 and includes options which vest within 60 days. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     (4) Includes shares owned by Nyle since Mr. Samuel Nyer is chairman of that corporation.

     (5) Includes 68,000 shares of common stock underlying vested options granted pursuant to the Plan. Also includes 500,000 vested non-qualified options granted pursuant to Mr. Samuel Nyer's employment agreement.

     (6) Consists of shares of common stock underlying vested options granted pursuant to the Plan.

     (7) Includes 21,000 shares of common stock underlying vested options granted pursuant to the Plan.

     (8) Includes 1,100 shares of common stock which is held by an ADCO employee investment club by which Ms. Wright owns 110 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.



ITEM 13. Certain Relationships and Related Transactions.

          Prior to 1991, the Company and Nyle each engaged in inter-company loans. At December 31, 2000, the Company was owed $36,615 by Nyle, this includes accrued interest. As of March 31, 2001, Nyle owed the Company $36,615 (plus accrued interest). Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

          Mr. Samuel Nyer, president of the Company, is a guarantor of ADCO's loan. See Notes to "Consolidated Financial Statements".

          ADCO employs one relative of Mr. William Clifford, a director of the Company and vice president and general manager of ADCO. The relative is employed as a sales representative. ADCO also employs two relatives of Ms. Karen Wright, the Company's treasurer and principal accounting and chief financial officer. One relative is employed as ADCO's assistant comptroller and the other as a data entry clerk. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.


                                 SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/ Samuel Nyer
                                        Samuel Nyer, President
                                        (Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.

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


          /s/ William Clifford, Jr.                Vice President of
          William Clifford, Jr.                    Sales, Director


          /s/ Karen L. Wright                      Treasurer, Vice President
          Karen L. Wright                          of Finance, Assistant
                                                   Secretary, and Director


          /s/ Doyle Boatwright                     Director
          Doyle Boatwright


          /s/ Stanley Dudrick, M.D.                Director
          Stanley Dudrick, M.D.


          /s/ Donald Lewis                         Director
          Donald Lewis


          /s/ Donato Mazzola                       Director
          Donato Mazzola


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

     2.3   Third Amendment to Articles of Incorporation of Nyer
           Medical Group, Inc.

     3.    Bylaws of Nyer Medical Group, Inc.(1)

     4.    1993 Stock Option Plan(2)

     4.1   Amendment to 1993 Stock Option Plan(3)

     10.1  Stock Exchange Agreement and Plan of Reorganization -
           Eaton Apothecary(3)

     23.   Consent of PricewaterhouseCoopers, L.L.P.

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