Form 10-Q
period 2001-03-31
NYER MEDICAL GROUP INC
filed 2001-05-15
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549

                                 FORM 10Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

	OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001


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

      None                                                    None

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  Yes    X   .   No       .

As of May 14, 2001, there were 3,742,189 shares of common stock outstanding, par value $.0001 per share.




  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 2001





	INDEX

	 PART I

 	FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, March 31, 2001
                and December 31, 2000                                3-4


           Consolidated Statements of Operations, Three Months
                Ended March 31, 2001 and March 31, 2000               5


           Consolidated Statements of Cash Flows, Three Months
                Ended March 31, 2001 and March 31, 2000              6-7


           Selected Notes to Consolidated Financial Statements        8


  Item 2.  Management's Discussion and Analysis of
                First Quarter 2001 Results                           9-13



	PART II - OTHER INFORMATION

  Item 3.  Other Information                                         14


           Signatures                                                14















     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2001

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

	ASSETS
                                         (Unaudited)

                                          March 31,    December 31,
                                              2001         2000

Current assets:
  Cash and cash equivalents              $1,080,911    $   803,837
  Investment in marketable securities       502,890      1,001,325
  Accounts receivable, less
    allowance for doubtful accounts
    of $223,438 at March 31, 2000
    and $237,757 at December 31, 2000     3,882,957      3,825,440
  Inventories, net                        4,355,478      4,483,448
  Prepaid expenses                          169,029        148,278
  Receivables from related parties            2,510          3,932
  Investment in discontinued operation          263        373,012

            Total current assets          9,994,038     10,639,272

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    749,509        646,839
  Machinery and equipment                   161,614        161,614
  Transportation equipment                  328,759        352,953
  Office furniture, fixtures,
    and equipment                           944,411        924,039

                                          2,918,601      2,819,753
  Less accumulated depreciation
    and amortization                     (1,457,559)    (1,401,223)

                                          1,461,042      1,418,530

Goodwill and other deferred assets,
  net of accumulated amortization of
  $563,719 and $543,174 at March 31,
  2001 and December 31, 2000,
  respectively                              312,731        333,006
Advances due from related companies          36,615         36,615
Non-current assets of discontinued
  operation                                 196,859        207,408

                                            546,205        577,029

            Total assets                $12,001,285    $12,634,831



     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2001

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                         (Unaudited)
                                          March 31,    December 31,
                                              2001         2000

Current liabilities:
  Current portion of notes payable
    due related party                    $   193,419    $  193,419
  Current portion of long-term debt          278,069       291,978
  Accounts payable                         3,503,147     3,715,992
  Accrued payroll and related taxes          230,782       277,543
  Accrued expenses and other
    liabilities                              129,824       306,213

           Total current liabilities       4,335,241     4,785,145

Notes payable due related party,
  net of current portion                     271,622       301,622
Long-term debt, net of current
  portion                                    234,663       250,280
Minority interest                            706,184       685,468

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at March 31, 2001 and
    December 31, 2000
  Common stock, par value $.0001
    authorized: 10,000,000 shares;
    issued: 3,742,189 at March 31, 2001
    and at December 31, 2000, respectively       375           375
   Additional paid-in capital             17,679,268    17,679,268
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    March 31, 2001 and
    December 31, 2000)                       (52,249)      (52,249)
   Accumulated deficit                   (11,058,320)  (10,899,579)

     Total shareholders' equity            6,453,575     6,612,316

            Total liabilities and
              shareholders' equity       $12,001,285   $12,634,831



     See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                        March 31,    March 31,
                                          2001         2000

Net sales                             $11,210,448     $9,760,241

Cost and expenses:
  Cost of goods sold                    8,974,336      7,769,498
  Selling and retail                    1,419,444      1,365,613
  Warehouse and delivery                  211,138        190,786
  Administrative                          745,118        630,706

                                       11,350,036      9,956,603

        Operating loss                   (139,588)      (196,362)

Other income (expense):
  Interest expense                         (5,486)       (20,970)
  Interest income                          25,471         45,416
  Other                                     3,732         23,213

       Total other income                  23,717         47,659
  Loss before
       minority interest                 (115,871)      (148,703)
Minority interest                         (20,716)         8,789
  Loss from continuing
       operations                        (136,587)      (139,914)

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                (22,154)       (78,475)
  Net loss from discontinued
         operations                       (22,154)       (78,475)

  Net loss                            $  (158,741)    $ (218,389)

  Basic and diluted loss per share:
    Continuing operations             $      (.03)    $     (.04)
    Discontinued operations                  (.01)          (.02)
  Basic and diluted loss per share           (.04)          (.06)

Weighted average common shares
    outstanding                         3,742,189      3,742,189








     See accompanying notes to consolidated financial statements.

     FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       March 31,      March 31,
                                         2001           2000
  Cash flows from operating
      activities:
  Net loss                             $(158,741)    $(218,389)
  Adjustments to reconcile net
      loss to net cash used in
      operating activities:
  Depreciation                            73,445        90,296
  Amortization                             6,733        28,007
  Minority interest                       20,716       (8,789)
  Decrease in deferred credit                  -       (12,539)
  Changes in certain working capital
      elements                           (14,871)     (114,571)
      Net cash flows used in
           operating activities          (72,718)     (235,985)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                          (89,117)      (10,701)
  Proceeds from sale of
      marketable securities              498,435        75,000
  Net change in advances due from
      related companies                        -          (754)
  Decrease in other assets, net                -           706
      Net cash provided by
           investing activities          409,318        64,251

Cash flows from financing activities:
  Payments of long-term debt             (29,526)      (70,411)
  Net repayments of notes to
      related parties                    (30,000)      (30,000)
  Proceeds from exercise of stock
      options                                  -        22,000
      Net cash used in
           financing activities          (59,526)      (78,411)
Net increase (decrease) in cash
      and cash equivalents               277,074      (250,145)
Cash and cash equivalents at
      beginning of period                803,837     1,066,562
Cash and cash equivalents at
      end of period                   $1,080,911    $  816,417






     See accompanying notes to consolidated financial statements.


     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                       March 31,    March 31,
                                         2001         2000


Changes in certain working capital
     elements:
  Accounts receivable, net           $  312,483   $   47,564
  Inventories                           127,970      (38,139)
  Prepaid expenses                      (20,751)     (16,516)
  Receivables from related parties        1,422        1,848
  Accounts payable                     (212,845)      25,741
  Accrued payroll and related
      taxes                             (46,761)     (38,373)
  Accrued expenses and other
      liabilities                      (176,389)     (96,696)

     Net change                      $  (14,871)  $ (114,571)





Supplemental cash flow information:

Cash paid during the first
    three months:

     Interest                        $    8,906   $   21,757

     Income taxes                    $   19,000   $        -





















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2001
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

2.  Business Segments:

    The Company had three active business segments in 2001 and 2000:
(1) wholesale and retail sales of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies and novelty items to emergency medical service, fire departments and police departments and (3) retail pharmacy drug store chain. Business segments are determined based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the quarter ended March 31, 2001 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated

Net Sales    $2,030,055      $1,113,030      $8,067,363  $       -  $11,210,448
Operating
(loss) income   (23,914)        (61,692)        117,644    (171,626)   (139,588)
Total assets  2,773,582       1,537,029       6,245,312   1,445,362  12,001,285
Capital
Expenditures $        -      $   30,991      $   58,126  $        - $    89,117


     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Business Segments: continued,

Summary data for the quarter ended March 31, 2001 is as follows: continued,

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate  Consolidated

Depreciation
and
amortization   $ 24,880      $   13,720      $   40,574  $    1,004 $    80,178
Interest income  (3,823)              -          (3,296)    (18,352)    (25,471)
Interest
expense        $  5,085      $      199      $      202  $        - $     5,486



Summary data for the quarter ended March 31, 2000 is as follows:

            Diabetic,
         Medical, and     EMT, Fire, Police  Pharmacy
        Surgical Supplies Equip and Supplies  Chain      Corporate Consolidated

Net Sales    $1,934,309      $1,066,496      $ 6,759,436 $        - $ 9,760,241
Operating
(loss) income   (66,441)        (70,106)          33,442    (93,257)   (196,362)
Total assets  2,882,098       1,859,971        5,422,344  2,470,418  12,634,831
Capital
Expenditures      7,439               -            3,262          -      10,701
Depreciation
and
amortization     45,251          13,937           58,101      1,014     118,303
Interest income  (2,623)              -           (3,013)   (39,780)    (45,416)
Interest
expense     $     6,198      $      361      $    14,411 $        - $    20,970


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations

Quarter Ended March 31, 2001 as compared to Quarter Ended March 31, 2000.

NET SALES. Total sales for the first quarter of 2001 increased 14.9% over the first quarter of 2000 to $11,210,448.

The following table shows sales by principal subsidiaries for the quarter ended March 31, 2001 and 2000.




  FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175      MARCH 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Results of Operations: continued,


                    March 31,        March 31,
Subsidiary             2001             2000    % increase (decrease)


Eaton              $ 8,067,363      $6,759,436        19.3%
Anton                  624,147         551,893        13.1
ADCO                 1,548,266       1,559,517        (1.0)
ADCO South             323,299         333,114        (3.0)
Conway                 485,535         511,411        (5.1)
Nyer Internet          158,490          41,678       280.2

                   $11,207,100      $9,757,049


     The major reason for the increase in revenues was due to our pharmacy chain, Eaton, whose sales increased by $1,307,927 over the first quarter of 2000. This increase was due to increased volume on prescription drugs result of a continuing marketing campaign focused on assisted-living and home-based sectors. Nyer Internet had increased sales of $116,812 for the first quarter of 2001 as compared to 2000, due mainly to having more products available on-line. Anton had increased sales of $72,254 for the first quarter of 2001 as compared to the same period in 2000. The reason for this increase was Anton's moving to a new location February 1, 2001. ADCO and ADCO South each had slight sales decreases due to fewer equipment sales but their gross profit margins increased. Conway's sales slightly declined but saw an increase in its gross profit margin.

GROSS PROFIT MARGIN. The Company's overall gross margins were approximately 20.0% in 2001 as compared 20.4% for the first quarter of 2000.

The following is a table of gross margin percentages by principal subsidiaries for the first quarter of 2001 and 2000:

                         March 31,        March 31,
         Subsidiary        2001             2000

         Eaton             18.0%            18.9%
         Anton             16.5             16.1
         ADCO              28.4             26.8
         ADCO South        25.6             22.5
         Conway            25.9             22.3
         Nyer Internet     19.2             13.5


     Eaton's gross margin declined due to continued lower reimbursements from insurance companies, Medicare and Medicaid. We believe they can off
set this decline by increased sales volume.   Anton has a slight decrease
due to a new competitor in the immediate area. ADCO and ADCO South's increase was due to fewer equipment sales which generally result in lower
FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2001
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

gross profit margins than supplies sales. Conway's increase in gross profit margin was the result of our increased attention to this factor. Nyer Internet had an increase of 5.7% due to increased sales volume and increased number of products. Nyer Internet has also raised its selling prices while remaining competitive.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general, and administrative expenses increased approximately 9.0% in 2001 to $2,375,700 from $2,187,105 in the first quarter of 2000.

The following table shows the breakdown by principal subsidiaries for the quarter ended March 31, 2001 and 2000.

                                  March 31,       March 31,
            Subsidiary              2001            2000

            Eaton              $ 1,334,653     $ 1,241,972
            Anton                  178,229         151,989
            ADCO                   468,718         465,898
            ADCO South              77,250          70,782
            Corporate              171,626          93,257
            Conway                 112,353         133,905
            Nyer Internet           31,878          28,994
                               $ 2,374,707     $ 2,186,797

     Eaton had increased selling, general, and administrative expenses due to higher labor costs and expenses associated with increased sales volume. Anton had an increase in its selling, general, and administrative expenses due to higher labor costs, additional sales personnel and a one time moving charge. ADCO and ADCO South's selling, general, and administrative expenses increased slightly due to higher labor costs and additional personnel. Corporate had an increase mainly due to a stock guarantee expense in connection with its public relations firm (see liquidity and capital resources). Conway's decrease can be attributed to decreased sales and expenses attributed to those sales.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $136,587 in 2001 as compared to a loss of $139,914 in the first quarter of 2000.









  FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2001
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

CONTINUING OPERATIONS: continued,

The following table summarizes the operations by principal subsidiaries for the quarter ended March 31, 2001 and 2000:

                                March 31,        March 31,
           Subsidiary             2001             2000

           Eaton               $   83,576       $   16,637
           Anton                  (79,899)         (50,348)
           ADCO                   (19,527)         (40,229)
           ADCO South               1,922             (424)
           Corporate             (121,574)         (16,268)
           Conway                   7,196          (18,474)
           Nyer Internet           (7,461)         (29,362)
                               $ (135,767)      $ (138,468)

    Eaton's increased income for the first quarter of 2001 as compared to the same period in 2000 is mainly due to increased sales of $1,061,572, an increase to 19.3%, while selling, general, and administrative expenses increased only $92,681. Eaton's gross margin declined by .9%. The increased volume coupled with only a slight increase in selling, general, and administrative expenses off-set the decline in margin. Anton had an increase in its loss due to increased labor costs, additional sales personnel and a one time moving expense. ADCO's loss declined due to higher gross profit margins. Conway showed income of $7,196 for the first quarter of 2001 as compared to a loss of $18,474 for the first quarter of 2000.
This was mainly due to our increased gross profit margin. Nyer Internet's loss decreased from $29,362 in 2000 to a loss of $7,461 in 2001. This was due to increased sales and gross profit margins.

DISCONTINUED OPERATIONS:

     In October 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. Its results have been reported as discontinued operations for all periods presented.

     The Company incurred approximately $22,154 of expenses related to the NNS for the first quarter of 2001 and $78,475 for the same period in 2000.

     We have reported the assets to be disposed (primarily patents) on the balance sheet as non current assets of discontinued operations.

     In December 2000, Nyer Nutritional, filed a complaint in the United States District Court for the District of Maine alleging that the defendants breached a confidentiality and non-use agreement entered into with Nyer Nutritional as part of a distribution agreement and a proposed agreement regarding the purchase of Nyer Nutritional's assets. Nyer Nutritional also brought claims of conversion, unjust enrichment and
  FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2001
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

DISCONTINUED OPERATIONS: continued,

misappropriation of trade secrets against the defendants. Finally, Nyer Nutritional has alleged that the defendants wrongfully interfered with its relationship with its consultant. Nyer Nutritional seeks as yet unspecified damages in excess of $75,000, plus attorney's fees and costs. The defendants have counterclaimed making allegations of negligent and fraudulent misrepresentation and also seeking a declaratory judgment giving them rights to a patent in dispute. Each party has denied liability. The litigation is in the early stages of discovery with discovery to close later in 2001.

    Net interest expense as a percentage of sales was less than 1% in the first three months of 2001 and 2000, respectively.

Liquidity and Capital Resources:

     Net cash used in operating activities was $72,718 for the quarter ended March 31, 2001 and $235,985 for the quarter ended March 31, 2000. The primary use of cash from operations in 2001 was to fund operations for the Company's corporate overhead and the nutritional, EMT, fire and police subsidiaries.

     Net cash provided by investing activities was $409,318 for the quarter ended March 31, 2001 as compared to $64,251 for the same period of 2000.

     Net cash used in financing activities was $59,526 for the first quarter of 2001 as compared to $78,411 for the same period in 2000.

    In June 2000, we signed a definitive agreement to acquire the official website of "The American Academy of Anti-aging Medicine (A4M)" worldhealth.net, the World Health Network and all of the web site's contents. In June 2000, we escrowed $100,000 and 15,873 shares of the Company's common stock to complete the transaction. The stock was borrowed from the Company's public relations firm with a guarantee of replacement if forfeited.  On March 27, 2001, the agreement was terminated and the
$100,000 and stock was forfeited.   The $100,000 was reserved at December
31, 2000 and the stock was reserved at March 31, 2001 for $60,000.

    The Company anticipates its current cash resources are adequate to fund its current operating needs.









 FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175     MARCH 31, 2001

	NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


                            PART II


Item 3:  Other information


    The Company is still actively seeking to acquire medical related companies











	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  NYER MEDICAL GROUP, INC.


	Date:  May 15, 2001                          /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







  	Date:  May 15, 2001                          /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)



??