Form 10-K
period 2001-06-30
NYER MEDICAL GROUP INC
filed 2001-10-12
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 2001

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

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. [ ]










                              1 of 71



State issuer's revenues for its most recent fiscal year (six months) $23,903,627

     The aggregate market value of the Company's voting stock held by non-affiliates, as of October 10, 2001, was approximately
$5,435,379 based upon the closing price. There were 3,758,062 shares of common stock outstanding as of October 10, 2001.

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

    Corporate. Included in the corporate segment are two entities, both are accounted for as discontinued operations. Nyer Nutritional Systems, Inc., (Nyer Nutritional), 80% owned by the Company, has patented liquid nutritional formulas for tube feedings. Genetic Vectors, Inc. (Vectors), is a biotechnology company based in Florida, of which the Company owns a 19.5% interest.

    We are a subsidiary of Nyle International Corp. (Nyle).

    We have a policy requiring less than wholly-owned subsidiaries to reimburse us for its costs in providing management services to Anton, Conway and SCBA which total $46,800 annually. Eaton has a service agreement with us where they pay a fee equal to one-third of 1% of its net sales for the prior fiscal quarter in exchange for services performed. This fee is capped at $80,000 annually. The subsidiaries are also required to reimburse the Company for any additional legal, auditing and accounting fees.

    For additional industry segment information for the six months ended June 30, 2001 and three years ended December 31, 2000, 1999 and 1998, see footnote 14 in the Notes to Consolidated Financial
Statements.

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

     Among the various products supplied by our retail division are motorized rehabilitative equipment such as stair glides, chair lifts, scooters, wheelchairs and hospital beds, various kinds of rehabilitative aids, diagnostic kits, incontinence supplies, medical equipment (both disposable and reusable), oxygen and associated supplies, diabetic supplies, and various other products including nursing uniforms and shoes.

     In August 1998, we started a division called Nyer Diabetic
Supplies. This division delivers blood glucose meters, test strips, lancets and penlets, control solutions and alcohol prep pads to individual diabetics directly at their homes.

     In February 1999, ADCO started a respiratory therapy division within its home care operations. This division specializes in oxygen and nebulizer supplies and equipment for patients who have chronic respiratory problems, as well as BIPAP/CPAP equipment for patients with sleep disorders. The population of respiratory patients are increasing. Currently, this division has 310 patients as compared to 285 patients for the same period in 2000. We expect to increase this number with the ADCO name and the quality of service provided to our customers. ADCO currently employs two-full time respiratory therapists. Therefore, all of ADCO's home care division customers now have access to a respiratory therapist or a service technician 24 hours a day.

     ADCO is one of the larger independent wholesale medical distributors located in New England (excluding national competitors), with a wholesale customer base of over 1,437 active customers.

     ADCO and ADCO South provide over 5,000 stocked items in their respective warehouses. Additionally they can purchase items they do not stock from existing as well as other suppliers. Although the inventories of both companies share common items, the need for items relative to their geographic regions are accomplished through warehouse transfers. This enables a larger mix of products to be available from either company and both benefit from the synergies available from two combined inventories.


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

     ADCO derives 89% of its revenues from sales to wholesale customers (primarily nursing homes and physician offices), while the balance comes from its retail and home health customers. ADCO maintains a 23,000 square foot facility containing a 3,000 square foot retail showroom located.

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

     Marketing

     We continue to market our group buying programs to a large number of physicians, long-term care facilities and clinics through the national NDC Group Provider Program. This program enables customers to receive the pricing benefits of a large national organization, with the advantage of interacting with independent dealers.

     ADCO's sales are achieved through the services of four independent sales representatives who travel throughout New England contacting existing and potential customers and through telemarketing, catalogs and mailing campaigns for existing customers. ADCO South's selling efforts are assisted by three Florida-based salespersons.

     Competition

     All aspects of the our medical products business are subject to significant competition. Our national competitors generally have substantially greater financial resources and other competitive advantages, although they traditionally concentrate on hospitals. Nonetheless, we South believe they have certain competitive advantages which enable them to compete favorably with larger competitors because of their ability to be flexible and creative for their customers.

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

Nyer Internet

     In May of 1999, we embarked on both business to business
(b2b)and business to consumer (b2c) Internet commerce, beginning with an interactive web site, medicalmailorder.com. The Company continues to develop multiple web sites. These sites are used to aid in directing consumers through an on-line medical mall and its store directories to locate the appropriate site that best fits their medical needs. We currently own four active web sites that have interactive and secure on-line transactions. The synergies from our medical distribution business with our on-line business has enabled us to grow this subsidiary.

Nutritional Supplies

Nyer Nutritional Systems, Inc.

     Nyer Nutritional is an 80% owned subsidiary started in December of 1996 and is based on five patents designed to promote a line of medical foods that have unique antimicrobial properties. Nyer Nutritional ceased active operations in the fall of 1999. We have invested $2,008,450 into Nyer Nutritional as of the date of this report.

     In October 1999, the Board of Directors approved a plan to dispose of its investment in Nyer Nutritional. However, Nyer Nutritional's letter of intent to sell its assets, expired July 15, 2000. No further actions are contemplated. Therefore, we have reported Nyer Nutritional as a discontinued operation in our financial statements in 2001, 2000 and 1999. Nyer Nutritional did not have any sales in 2001.

     In December 2000, Nyer Nutritional filed a lawsuit in federal court in Maine against the proposed buyer which was settled in August 2001 (see ITEM 3. Legal Proceedings).

EMT, Fire, Police Products/Services Business

Anton Investments, Inc. - Conway Associates, Inc. - SCBA,Inc.

     Anton is a distributor of fire, police and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area

     Prior to our purchase of an 80% interest in Anton Investments Inc. in 1993, Anton had been in business since 1980. Anton conducts approximately 80% of its business with municipal and industrial fire departments, while law enforcement agencies and emergency rescue units comprise 10% each. Anton continues to broaden its market area, with approximately 55% of its sales now taking place in Maine, 25% in New Hampshire, 3% in Vermont, 15% in Massachusetts, with the remaining 2% outside of New England.

     Anton divides its activities among four overlapping areas:
(1) the distribution of equipment used by municipal and industrial fire departments, public law enforcement agencies, emergency medical and rescue units; (2) the sale of turnout gear, custom uniforms, footwear and other items of apparel worn by these professions; (3)the sales and services of new and used fire apparatus; and (4) the exclusive gift shop for the fire, police and rescue personnel and their families, with merchandise such as badges, insignia decals, helmet fronts, vehicle markers, flashing warning lights, children and adult t-shirts, toys, rings and novelty gift items.

     Anton maintains an extensive inventory of its most popular products at its various locations in Maine, New Hampshire and Massachusetts. While Anton generally is able to fill orders from its own inventory on a same day basis, it has established arrangements with most of its suppliers whereby non-inventoried items and special orders can be drop-shipped by the manufacturer to the customer with the same degree of responsive service.

     The Company acquired 80% of Conway's stock in February 1996. Conway is a distributor of fire and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area. Conway is located in Massachusetts.

     Conway conducts about 95% of its business with municipal and industrial fire departments, with the remainder being emergency rescue units throughout New England. Conway has been in business since 1971. Its market area is approximately 40% in Massachusetts, 18% in New Hampshire,5% in Vermont, 5% in Maine, with the remainder outside of New England including 28% in New York.

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

     Mr. and Mrs. Michael Anton, the founders and 20% share-holders of Anton)resigned from Anton in October and November 1999, respectively. In March 2001, they opened a business similar to Anton's business. See Competition.

     Marketing and Sales

     Anton markets and sells its products throughout New England via telemarketing, a retail store and its own catalog, and an inside and outside sales force.

     Conway's marketing and sales are achieved through flyers and direct calls from inside and outside sales force.




     Competition

     All of Anton's and Conway's fire, police and rescue products are subject to competition. Some of this competition is through companies utilizing direct mail or telemarketing efforts. Despite the presence of competition, Anton and Conway believes its sales force, extensive inventory, and emphasis on service give them a slight edge over the competition.

     Anton's sales had been declining since 1997 due to increased competition as competitors opened new locations in Anton's territories, however, for the first six months of 2001 they have seen an increase in sales. In March 2001, Michael and Paula Anton opened a business similar to Anton's business located in the same area. We have not seen a decline in sales since they opened in March 2001.

     Backlog/Seasonality

     Anton and Conway do not have significant backlog at any time during the year.

     Anton and Conway business are not generally seasonal.

Retail Pharmacies Business

Eaton Apothecary

     In August 1996, we acquired 80% of D.A.W., Inc. d/b/a Eaton Apothecary, (Eaton), an 11 store chain of pharmacies operating in the greater Boston area. Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under an oral agreement. Their five year employment contract with Eaton which commenced in August 1996 expired August 5, 2001. Control of the Board of Directors of Eaton is split between representatives from Nyer and the minority shareholders. Additionally, one member of Eaton's management occupies a seat on our Board of Directors.

     The competitiveness of the retail pharmacy market continues to intensify with many different channels of retail and non-retail competition. All of the stores posted sales increases despite continued competition from national chain drug stores, supermarket chains, HMO's, and Internet services. Eaton's management strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. Its strategy to develop its prototype of locations with approximately 2,500 square feet with high volume prescrip-tion departments in neighborhood locations has fared well over the past several years. Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen stores.

     Pharmacies in supermarkets and deep discount stores, such as Walmart, have not gained significant market share in the communities served by Eaton. Eaton currently occupies a niche in the market not covered by the larger chain stores. Average store size is approximately 2,500 square feet (versus 10,000 to 20,000 for the average chain), with the pharmacy department as the central focus to the customer. Eaton offers free delivery service of prescription medication to its clientele. This customer benefit gives Eaton an important competitive advantage in inclement weather and with the shut-in customer. Eaton operates eight full-time delivery vehicles with each vehicle averaging 75-100 deliveries per day. This service allows Eaton the ability to reach a broader geographic market and the ability to locate its stores in neighborhood settings rather than in high traffic, high cost shopping centers.

    "Any willing provider" legislation passed in Massachusetts has enabled Eaton to serve the Harvard/Pilgrim HMO as well as many other previously "locked out" sectors of the retail pharmacy market. Because of the increased available market, management expects sales growth to be positive, but with continuing pressure on margins. Therefore, management continues to focus energies on cost reductions from suppliers and cost containment at store level.

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

Biotechnology Business
Genetic Vectors, Inc.

     In December 1998, we wrote off our investment in Vectors. As of the date of this Report, we own 739,216 shares of Vectors' common stock. We believe our investment is impaired due to:
Vectors has ceased filing reports with the Securities and Exchange Commission; our stock has a restrictive legend that Vectors' counsel declined to remove because it had not been paid by Vectors; and the market for its stock is the pink sheets which provide quotations for stocks with very limited liquidity. The Company has not sold any shares since December 1998.






Employees

     We believe that our employees represent one of our most valuable resources. As of the date of this Report, including its executive officers, we have 118 full-time and 87 part-time employees. ADCO employs 34 full-time employees, ADCO South employs 6 full-time employees, Anton employs 11 full-time employees and 3 part-time employees, Conway employs 6 full-time employees and SCBA uses Conway's personnel, Eaton employs 57 full-time and 84 part-time employees, and Nyer Internet employs 3 full-time employees. We directly employ one full-time person. None of the our employees are covered by a collective-bargaining agreement. Management believes that their relationship with its employees is excellent and has a loyal work force.

ITEM 2.  Description Of Property.

     Our executive offices, and those of ADCO and Nyer Internet are currently located at 1292 Hammond Street, Bangor, Maine, where ADCO's warehouse and retail store are also located in our 23,000 square foot facility, which ADCO owns. ADCO currently has a mortgage for $244,195 on the building. Our monthly costs, including mortgage payments and taxes (but excluding utilities) is $5,770. ADCO also leases 2,640 square feet of office and warehouse space located in Henderson, Nevada. The monthly rental is $2,485. All sewer fees, water bills, electric bills, and other common areas are paid separately. The lease expires December 31, 2004.

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

     Anton also leases approximately 2,000 square feet of ware-house and office space located in Wilmington, Massachusetts. The monthly rental is $1,500. Sewer fees, water and electric bills are paid separately by Anton. The lease expired February 1998 and the space is rented on a month-to-month basis.


     Conway leases approximately 4,000 square feet of warehouse and office space located in Haverhill, Massachusetts. The monthly rental is $2,380. Sewer fees, water and electric bills are paid separately by Conway. Their lease expires November 2002.

     Eaton currently leases 11 stores, averaging approximately 2,000 square feet each, throughout the suburban Boston area.
Their monthly lease payments range from $538 to $7,504. The leases have varying expiration dates with all having renewal options.

     We believe our current premises are adequate for our current foreseeable needs.

ITEM 3.  Legal Proceedings

     We are not a party to any material litigation

     In December 2000, Nyer Nutritional, filed a Complaint in the United States District Court for the District of Maine against two companies, alleging that the defendants breached a confidentiality and non-use agreement entered into with Nyer Nutritional as part of a distribution agreement and a proposed agreement regarding the purchase of Nyer Nutritional's assets.
In August 2001, the litigation was settled whereby each party dismissed its case against the other and one of the defendants will pay Nyer Nutritional $25,000 per quarter, commencing September 2001, for six or seven quarters, depending upon certain circumstances. In addition, certain royalty payments may be made to Nyer Nutritional depending on certain future sales by that that defendant.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

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



     As of October 10, 2001, there were approximately 957 holders of our shares of common stock. The high and low bid prices for our common shares for each quarterly period are as follows:


                   2001              2000            1999
                  Closing Bids    Closing Bids    Closing Bids
                  HIGH    LOW     HIGH    LOW     HIGH    LOW

First Quarter    $4.25   $3.38   $7.00   $5.13   $4.81   $3.00
Second Quarter    3.31    1.86    6.00    3.13    5.13    4.06
Third Quarter     3.19    1.35    5.00    3.00    8.00    4.94
Fourth Quarter       -       -    4.75    3.38    7.88    5.94

     Such prices reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs, or commissions. Our shares are traded sporadically, which may affect the prices.

     Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.








































ITEM 6:  Selected Financial Data

                               Selected Financial Data
                          2001         2000         1999
Summary of Operations:

Sales and other revenues  $23,903,627  $41,975,445  $39,856,911
Gross Margin                4,949,483    8,981,805    7,535,806
Operating loss (income)
 from continuing
 operations                   (95,383)    (556,324)  (1,760,010)
(Loss) income from
 continuing operations       (129,868)    (330,966)  (1,428,625)
(Loss from discontinued
 operations                   (87,893)    (307,689)    (744,020)
Net loss                  $  (217,761) $  (638,655) $(2,172,645)

Per Share Data:

Net(loss) income per weighted
 average of common shares
 from continuing operations   $  (.04) $      (.09)   $    (.38)
Net(loss) per weighted average
 of common shares from
 discontinued operations         (.02)        (.08)        (.20)

Net Loss per weighted average
 of common shares             $  (.06)  $     (.17)   $    (.58)

Year-End Position:

Total assets              $12,603,077   $12,634,831   $13,173,635
Net working capital         5,841,459     5,854,127     6,831,097
 Long-term debt(including
 related party and excluding
 current portion)             458,554       551,902       998,628

Minority interest             765,551       685,468       580,312

Shareholders' equity        6,407,235     6,612,316     7,228,971

No cash dividends have been declared in the periods presented

*All periods are for the 12 months ended December 31, except 2001 which is for the six months ended June 30.












ITEM 6:  Selected Financial Data, continued

                               Selected Financial Data

                            1998          1997         1996
Summary of Operations:

Sales and other revenues  $36,936,034   $33,877,419  $21,093,488
Gross Margin                7,746,753     7,474,945    4,258,776
Operating loss (income)
 from continuing
 operations                  (410,881)      127,423     (182,680)
(Loss) income from
 continuing operations        153,573       315,950      (25,385)
(Loss from discontinued
 operations                (1,993,764)   (1,250,352)    (393,426)
Net loss                  $(1,840,191)  $  (934,402) $  (418,811)

Per Share Data:

Net(loss) income per weighted
 average of common shares
 from continuing operations   $      .04    $      .08   $     (.01)
Net(loss) per weighted average
 of common shares from
 discontinued operations            (.53)         (.33)        (.12)

Net Loss per weighted average
 of common shares             $     (.49)    $    (.25)   $    (.13)

Year-End Position:

Total assets              $14,412,042  $16,108,040  $17,141,829
Net working capital         8,410,421    8,071,514    9,057,883
 Long-term debt(including
 related party and excluding
 current portion)           1,003,531      533,991    1,246,843

Minority interest             744,357      674,095      648,003

Shareholders' equity        9,032,866   11,024,056   11,935,387


All periods are for the 12 months ended December 31, except 2001 which is for the six months ended June 30.

No cash dividends have been declared in the periods presented










ITEM 7.Management's Discussion And Analysis of Financial Condition and Results of Operations.

     The Company has changed its fiscal year end from December 31 to June 30, accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the six months ended June 30, 2001 as compared to six months ended June 30, 2000 and for the years ended December 31, 2000 and 1999 and for the years ended December 31, 1999 and 1998 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

Year Ended June 30, 2001 Compared to June 30, 2000.

NET SALES. Total sales for the six months ended June 30, 2001 increased by 17.3% from June 30, 2000 to $23,903,627 from $20,373,366 in 2000. The Company had three active business segments for the six months ended June 30, 2001 and June 30, 2000: 1) wholesale and retail sales of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined by the management approach which analyzes results based on products or services offered for sale. The following table shows sales by business segments for the six months ended June 30, 2001 as compared to the same period in 2000:

Business Segment             2001            2000    % increase
                                                      (decrease)
Diabetic, medical and
 surgical supplies       $ 4,251,242     $ 3,919,069      8.5
EMT, fire, police
 equipment and
 supplies                  2,739,012       2,436,089     12.4
Pharmacy chain            16,913,373      14,018,208     20.7
Total for business
  segments               $23,903,627     $20,373,366     17.3

     The diabetic, medical and surgical supplies segment increased $332,173 in 2001, as compared to 2000, mainly due to increased sales at Nyer Internet. We have increased the number of products available on line which has aided the increase in sales.

     The EMT, fire, police equipment and supplies segment had an increase of $302,923 in 2001 as compared to 2000 sales. The main reason for this increase was that Conway had an increase of $226,678 in sales over the same period in 2000. Conway has added more sales personnel in its New York territories, thereby adding to this growth.

    The pharmacy chain segment's sales increase was due to continued increases in volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors.

GROSS PROFIT MARGINS. Our overall gross margins were 20.7% in 2001 as compared 20.9% in 2000.

The following is a table of gross margin percentages by business segments for the years ended June 30, 2001 and 2000:

      Business Segment             2001       2000

      Diabetic, medical and
      surgical supplies            27.2       26.4
      EMT, fire, police
      equipment and
      supplies                     20.7       21.7
      Pharmacy chain               19.1       19.2
      Total for business
       segments                    20.7       20.9

     The diabetic, medical and surgical supplies segment's gross margin increased from 26.4% in 2000 to 27.2% in 2001. This increase is due to increased sales volume and better product cost sourcing, as well as fewer equipment sales which generally have a lower gross profit margin.

     The EMT, fire, police equipment and supplies segment saw a decrease in their margins from 21.7% in 2000 as compared 20.7% for the six months ended June 30, 2001. The decrease in margin was due to the recognition of additional inventory reserves.

     The pharmacy chain's gross margin remained approximately the same. We believe the decline in margins has stabilized due to increased sales volume and better product sourcing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased 11.9% in 2001 to approximately $5,044,866 as compared to $4,508,814 in 2000.

    The following table shows the breakdown by business segments for the six months ended 2001 and 2000:

Business Segment            2001            2000      % increase
                                                      (decrease)
Diabetic, medical and
 surgical supplies       $ 1,300,122     $ 1,177,383        10.4
EMT, fire, police
 equipment and
 supplies                    654,237         597,659         9.5
Pharmacy chain             2,815,995       2,504,262        12.5
Corporate                    274,512         229,510        19.6
Total for business
  segments               $ 5,044,866     $ 4,508,814        11.9

     The diabetic, medical and surgical supplies segment's selling, general and administrative (S,G & A) expenses increased
$122,739. Most of the increase came from increased wages and expenses directly related to the increase in sales.

     The EMT, fire, police equipment and supplies segment also saw an increase in their S,G & A expenses as did the Pharmacy chain.
Their increases also came mainly from increased wages and expenses directly related to sales.

     The pharmacy chain's increase was due to increased labor costs and costs associated with the increase in sales.

     Corporate overhead increased due mainly to a stock guarantee expense in connection with an anticipated acquisition. In June 2000, we signed an agreement to acquire the official website, worldhealth.net, the World Health Network and all of the web site's contents. In June 2000, we escrowed $100,000 and 15,873 shares of the Company's common stock to complete the transaction. The stock was borrowed from the Company's public relations firm with a guarantee of replacement if forfeited. On March 27, 2001, the agreement was terminated and the $100,000 and stock was forfeited. The $100,000 was reserved at December 31, 2000 and the stock charge of $36,190 was expensed in the six months ended June 30, 2001.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $129,868 in 2001 as compared to a loss of $143,554 in 2001.

The following table shows the break down by business segments for the six months ended June 30, 2001 and 2000:

Business Segment              2001            2000

Diabetic, medical and
 surgical supplies       $  (148,461)    $  (150,020)
EMT, fire, police
 equipment and
 supplies                   (124,640)        (76,599)
Pharmacy chain               320,118         149 188
Corporate                   (176,885)        (66,123)
Total for business
  segments               $  (129,868)    $  (143,554)

     The diabetic, medical and surgical supplies segment's loss decreased by $1,559. This segment increased their gross profit margins by .8%. One division of this segment recorded a $75,000 bad debt expense due to very slow collections on its Medicare, Medicaid and insurance reimbursements. The company is working to rectify this situation.

     The EMT, fire, police equipment and supplies segment's loss was due to a decline in its margins, increased wages and expenses directly related to increased sales.

     The Pharmacy chain had an increase in profits of $170,930 over the same period last year due to increased sales volume and receipt of $75,000 from an insurance carrier for under reimburse-ment on prescriptions.


    Corporate overhead increased due mainly to a stock guarantee expense in connection with an unconsummated acquisition. See selling, general and administrative expenses for details.

DISCONTINUED OPERATIONS.  On October 25, 1999, the Board of
Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented. See ITEM 3. Legal
Proceedings, for details of subsequent events.

     Nyer Nutritional incurred $87,893 in costs in 2001, including approximately $39,200 in litigation expenses. For the six months ended June 30, 2000, Nyer Nutritional incurred $165,287 in expenses, of which approximately $43,350 was for litigation expenses.

     We have reported the assets to be disposed (primarily patents and fixed assets) as discontinued operations as of June 30, 2001. All equipment is being listed for sale on our website subsequent to year end. The Company settled litigation regarding the patents. The settlement approximates the net book value of the patents.

    Sales for Nyer Nutritional were $0 for the six months ended
June 30, 2001 and June 30, 2000 and $0,$0 and $268,431 for the
years ended December 31, 2000, 1999 and 1998.

Year Ended December 31, 2000 Compared to Year Ended December 31,
1999.

NET SALES. Total sales for 2000 increased by 5.3% from 1999 to $41,975,445 from $39,856,911 in 1999. The following table shows sales by business segments for the years 2000 and 1999:

Business Segment            2000            1999      % increase
                                                      (decrease)
Diabetic, medical and
 surgical supplies       $ 8,085,710     $ 7,543,642      7.2
EMT, fire, police
 equipment and
 supplies                  4,785,415       7,045,266    (32.1)
Pharmacy chain            29,104,320      25,268,003     15.2
Total for business
  segments               $41,975,445     $39,856,911      5.3

     The diabetic, medical and surgical supplies segment's increase resulted from continued growth of its Nevada division, the continuing growth of its respiratory division, a continuing focus on marketing to the nursing home and physician markets and growth in Internet sales.

     The EMT, fire, police equipment and supplies segment had a decrease of $2,259,851 in 2000 as compared to 1999 sales. This decrease was a result of one division whose sales decreased $637,048, losing sales to competitors that are taking more share of the market. This division is working to offset this with a move to a new location and increased advertising. Another division had a decrease of $1,607,211. The main reason was the Company's decision to focus more on fire equipment and supplies and less on fire truck sales which have lower profit margins. Fire truck sales in 1999 were approximately $2.1 million as compared to $0 in 2000.

     The Pharmacy chain segment had an increase of $3,836,317.
This increase in sales is due to increased volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors. We recorded significant increases in same store sales at all locations.

GROSS PROFIT MARGINS. Our overall gross margins were 21.3% in 2000 as compared 18.9% in 1999.

The following is a table of gross margin percentages by business segments for the years 2000 and 1999:

      Business Segment            2000          1999
      Diabetic, medical and
      surgical supplies           28.9          25.3
      EMT, fire, police
      equipment and supplies      21.7          15.7
      Pharmacy chain              19.2          17.9
      Total for business
       segments                   21.3          18.9

     The diabetic, medical and surgical supplies segment's gross margin increased 3.6% in 2000, due to increased sales volume and better product sourcing. ADCO South had a slight increase of 1.9% over their gross margin over 1999.

     The EMT, fire, police equipment and supplies segment's gross margin increased by 6%. One division of this segment actually had a decline is trying to offset this decline with a move to a new location and increased advertising and marketing. Another division had an increase of 14.9% in their gross margins over 1999 due to $0 in fire truck sales in 2000 as compared to $2,152,000 in 1999. They have decided to focus more on fire equipment and supplies and less on fire truck sales which have lower margins.

     The Pharmacy chain segment's gross margin increased in 2000 to 19.2% as compared to 17.9% in 1999 because of increased sales volume and better product sourcing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased 5% in 2000 to $9,465,463 as compared to $9,015,371 in 1999.

    The following table shows the break down by business segments for the years 2000 and 1999:

Business Segment            2000            1999      % increase
                                                      (decrease)
Diabetic, medical and
 surgical supplies       $ 2,476,336     $ 1,994,583     24.2
EMT, fire, police
 equipment and
 supplies                  1,253,110       1,410,013    (11.1)
Pharmacy chain             5,114,120       4,845,938      5.5
Corporate                    621,897         764,837    (18.7)
Total for business
  segments               $ 9,465,463     $ 9,015,371      5.0

     The diabetic, medical and surgical supplies segment's increases were primarily due to higher labor costs and increased sales volume.

     The EMT, fire, police equipment and supplies segment had a decrease in its selling, general and administrative costs which can be attributed to decreased sales and expenses attributed to those sales and decreased wages.

     The Pharmacy chain segment had an increase which was the result of higher labor costs and increased sales volume.

     The Corporate segment's overhead decreased due to a charge in 1999 for issuance of warrants at a fair market value of $368,750 to a public relations consulting firm. In 2000, we also had increased public relation expenses due to our continuing effort to improve our communications with the investment community as well as with its shareholders and potential shareholders.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $330,966 in 2000 as compared to a loss of $1,428,625 in 1999.

    The following table shows the break down by business segments for the years ended 2000 and 1999:

Business Segment              2000            1999

Diabetic, medical and
 surgical supplies       $  (148,122)    $  (112,586)
EMT, fire, police
 equipment and
 supplies                   (319,849)       (572,562)
Pharmacy chain               485,586        (253 496)
Corporate                   (348,581)       (489,981)
Total for business
  segments               $  (330,966)    $(1,428,625)

     The diabetic, medical and surgical supplies segment's loss was mainly from its Internet division with a loss of $159,118 as compared to a net loss of $71,256 in 1999. This was Nyer Internet's first full year of operations. The Internet division is concentrating on increasing sales and margins to offset its overhead.

     The EMT, fire, police equipment and supplies segment had a division in which its sales decreased $637,048 and its gross margin declined 3.9% due to increased competition in its market place. As a result of continuing and increasing operating losses, it recorded an impairment charge of $42,666 to write off its remaining goodwill. This division is trying to offset this with a move to a new location and increased advertising and marketing. Another division of this segment had a reduction in its net loss of $419,865 as compared to 1999 due to an impairment charge of $280,445 in 1999 to write off the remaining goodwill and its gross margin increased from 10.4% in 1999 to 25.3% in 2000.

     The Pharmacy chain segment had a net income of $485,606 in 2000 as compared to a net loss of $253,496 in 1999. The increase in performance was due to increased sales volume and better product sourcing. It also received a settlement in the third quarter of 2000 of approximately $89,000 for manufacturer overcharges.

     The Corporate segment had a reduction in their net loss of $157,730 as compared to 1999.

DISCONTINUED OPERATIONS.  On October 25, 1999, the Board of
Directors approved a plan for the disposal of its investment in Nyer Nutritional. Their results have been reported as discontinued operations for all periods presented. See ITEM 3.
Legal Proceedings, for details of subsequent events.

     Nyer Nutritional incurred approximately $677,689 of costs in 2000 (including approximately $174,000 in litigation expenses) as compared to $744,020 in 1999. The costs of $677,689 were partially offset by a settlement received in January 2001 of $370,000 See ITEM 3. Legal Proceedings.

     We have reported the assets to be disposed, primarily a receivable from a lawsuit judgment and patents in 2000 as current and non current assets of discontinued operations.
In 1999, we reported the assets to be disposed, primarily inventory and patents, as current assets of discontinued operation. Sales for Nyer Nutritional were $0, $0 and $268,431 for the years ended 2000, 1999 and 1998.

Year Ended December 31, 1999 Compared to Year Ended December 31,
1998.

NET SALES. Total sales for 1999 increased by 7.9% from 1998 to $39,856,911 from $36,936,034 in 1998. The following table shows sales by business segments for the years 1999 and 1998:

Business Segment            1999            1998      % increase
                                                       (decrease)
Diabetic, medical and
 surgical supplies       $ 7,543,642     $ 6,664,840     13.2
EMT, fire, police
 equipment and
 supplies                  7,045,266       7,419,487    (05.0)
Pharmacy chain            25,268,003      22,851,707     10.6
Total for business
  segments               $39,856,911     $36,936,034      7.9

    The diabetic, medical and surgical supplies segment's sales increased $878,802 from 1998 to 1999. One division had an increase of $712,064 in 1999, as compared to 1998 due mainly to continued growth of its Nevada division, the introduction of its respiratory division in February 1999 and a refocus of marketing effort to the nursing home and physician markets. Its diabetic division's revenues increased primarily due to increased radio and TV advertising.

     The EMT, fire, police equipment and supplies segment sales decreased by $374,221. One division's revenues included the sales of fire trucks (55% of sales were fire trucks in 1999). We intend to focus more on fire equipment and supplies and less on fire truck sales due to lower margins on the sale of fire trucks. As a result, we expect this division's sales to decline in the short term with expected increases in gross margin.

     The Pharmacy chain segment's sales increased $2,416,296. The reason for this increase in sales is increased volume on prescrip-tion drugs as a result of a marketing campaign focused on assisted-living and home-based sectors. We recorded significant increases in same store sales at all locations.

GROSS PROFIT MARGINS. Our overall gross margin percentages were 18.9% in 1999 as compared 21.0% in 1998.

The following is a table of gross margin percentages by business segments for the years 1999 and 1998:

      Business Segment            1999         1998

      Diabetic, medical and
      surgical supplies           25.3         24.7
      EMT, fire, police
      equipment and
      supplies                    15.7         19.8
      Pharmacy chain              17.9         20.3
      Total for business
       segments                   18.9         21.0

     The diabetic, medical and surgical supplies segment's gross margin had a slight increase of .6% in their margins.

     The EMT, fire, police equipment and supplies segment was due to a division having lower margin fire truck sales in 1999 as compared to 1998. Fire truck sales in 1999 totaled $2,152,000 as compared to $967,000 in 1998.

     The Pharmacy chain segment's gross margin continues to decline due to lower reimbursements from managed care organiza-tions. Management believes they can off set this decline by increased sales volumes and better product sourcing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased 10.5% in 1999 to $9,015,371 from $8,157,634 in 1998:



    The following table shows the break down by business segments for the years 1999 and 1998:

Business Segment            1999            1998      % increase
                                                      (decrease)
Diabetic, medical and
 surgical supplies       $ 1,994,583     $ 1,715,990     16.2
EMT, fire, police
 equipment and
 supplies                  1,410,013       1,573,936    (10.4)
Pharmacy chain             4,845,938       4,418,141      9.7
Corporate                    764,837         449,567    (70.1)
Total for business
  segments               $ 9,015,371     $ 8,157,634     10.5

     The diabetic, medical and surgical supplies segment's
Internet division had $69,408 in start up and web site development costs. The diabetic division had increased costs due primarily to increased radio and TV advertising and personnel costs.

     The EMT, fire, police equipment and supplies segment decrease was due to a reduction of administration overhead and the closing of its service department in Massachusetts.

     The Pharmacy chain segment's costs increased because of higher labor costs and cost directly associated with increased sales volume.

     The Corporate business segment's overhead increased due to the issuance of warrants at a fair market value of $368,750 to a public relations consulting firm. We continue to expand our communications within the investment community as well as with its shareholders and potential shareholders.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $1,428,625 in 1999 as compared to income of $153,573 in 1998.

    The following table shows the break down by business segments for the years ended 1999 and 1998:

Business Segment              1999            1998

Diabetic, medical and
 surgical supplies       $  (112,586)    $  (104,583)
EMT, fire, police
 equipment and
 supplies                   (572,562)       (132,909)
Pharmacy chain              (253,496         413,956
Corporate                   (489,981)        (22,891)
Total for business
  segments               $(1,428,625)    $   153,373

    The diabetic, medical and surgical supplies segment's loss increased due to start up and web site development cost. The diabetic division had increased costs due to increased radio and TV advertising and personnel costs.
    The EMT, fire, police equipment and supplies segment's continuing margin declined and as a result of continuing and increasing operating losses, we recorded an impairment charge of $280,445 to write off the remaining goodwill associated with one of our divisions.

    The Pharmacy chain segment's decrease in income from continuing operations was largely due to the declining profit margins in the pharmacy business. In addition, the Company benefited from the sale of pharmacies which resulted in a gain of $365,000 in 1998.

     The Corporate business segment recorded an expense of $368,750 for the issuance of warrants to its public relations consulting firm. As a result of having less cash on hand, we earned less interest income in 1999 as compared to 1998.

     The combination of these factors are partially offset by the impact of increased revenues.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional Systems, Inc. The results of NNS have been reported as a discontinued operation for all periods presented as described earlier in this Report.

Genetic Vectors. In December 1998, we wrote off our investment in Vectors due to significant uncertainties regarding the Company's ability to recover its investment. See the discussion under Item 1."Description of Business". The write off of our investment in Vectors resulted in a net charge to discontinued operations of $908,138 in 1998.

Liquidity and Capital Resources

     Net cash used in operating activities was $165,207 for the year ended June 30, 2001 as compared to $502,544 for the same period ended June 30, 2000. The primary use of cash from operations in 2001 was to fund operations for our nutritional, fire, police and rescue equipment and supplies, medical equipment and supplies, Internet and corporate operations. We partially offset the net loss by increases in accounts payable.

     In 2001 and 2000, the net cash provided by (used in) investing activities was $22,092 and $(46,861), respectively. The increase was largely due to the proceeds received from marketable securities of $179,527.

     Net cash used in financing activities was $286,299 for 2001 as compared to $132,603 in 2000. The increase is due to increased repayments of long term debt and notes to related party.

     In June 2000, we signed an agreement to acquire worldhealth.net, the World Health Network and all of the web site's contents. In June 2000, we escrowed $100,000. On March 27, 2001, the agreement was terminated and the $100,000 and stock was forfeited. The $100,000 was reserved at December 31, 2000.
     We anticipate our current cash resources to be adequate to fund our current operating needs.

Forward-Looking Statements

    The statements made in Item 1, relating to the anticipated increase in ADCO's respiratory therapy division, our development of new web sites, our ability through NDC to compete with larger national distributors, Eaton's ability to reach new employment agreements with its five minority shareholders (and thereby avoid their ability to compete), Eaton's ability to reduce and control costs and Eaton's opportunity to serve assisted living facilities and compete within its market, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act. The results anticipated by any and all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include (1) Eaton could be affected by increased competition from large competitors including the entrance of Wal-Mart and other nationwide and regional discount operations; (2) the state of the economy in the local communities in New England where the Company does business; (3) the general state of the economy in the United States and elsewhere; (4) the failure of suppliers to timely deliver products; (5) factors which increase costs in the health care industry; (6) the loss of any single large customer; and (7) future governmental regulation of pharmaceutical pricing;
(8) ADCO's ability to continue to efficiently serve its respiratory therapy customers: and (9) the impact of competition from Michael Anton on Anton's business.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion 16, "Business Combinations" and FASB 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS requires that all business combinations be accounted for as purchase transactions.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under FASB 141. FASB 142 supercedes APB Opinion 17, "Intangible Assets" and related interpretations. FASB 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 142 for its fiscal year commencing July, 2002, and the Company has not concluded the effect, if any, FASB 142 will have on its financial statements.

ITEM 8: Financial Statements and Supplementary Data

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              Table of Contents


                                                             Page(s)

  Report of Independent Certified Public Accountants      F 1

  Report of Independent Accountants                       F 2

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2001,
    December 31, 2000 and 1999                            F 3-4

  Consolidated Statements of Operations for the
    six months ended June 30, 2001 and for the years
    ended December 31, 2000, 1999 and 1998                F 5-6

  Consolidated Statements of Changes in Shareholders'
    Equity for the six months ended June 30, 2001 and for the years ended December 31, 2000, 1999 and 1998 F 7

  Consolidated Statements of Cash Flows for the six
    months ended June 30, 2001 and for the years ended
    December 31, 2000, 1999 and 1998                      F 8-10

  Notes to Consolidated Financial Statements              F 11-29

  Schedule to Consolidated Financial Statements           F 30
























      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Nyer Medical Group, Inc.

We have audited the consolidated balance sheet of Nyer Medical Group, Inc. and subsidiaries at June 30, 2001 and December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 2001 and year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and subsidiaries, as of June 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the six months ended June 30, 2001 and for the year ended December 31, 2000, in conformity with accounting principals generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and
Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Sweeney, Gates & Co.

Fort Lauderdale, Florida


October 3, 2001
                                       F-1






       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of
Nyer Medical Group, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule list in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

    Portland, Maine

    April 07, 2000












                                        F-2

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 2001, DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                 2001        2000       1999

Current assets:
  Cash and cash equivalents $   374,423 $   803,837 $ 1,066,562
  Investment in marketable
   securities                   821,798   1,001,325   1,492,185
  Accounts receivable, less
   allowance for doubtful
   accounts of $348,339 at
   June 30, 2001, $237,757
   and $177,739 at December
   31, 2000 and 1999,
   respectively               4,447,290   3,825,440   3,704,025
  Inventories, net            4,720,835   4,483,448   4,289,055
  Prepaid expenses              284,631     148,278     104,923
  Receivables from related
   parties                        9,798       3,932       3,877
  Current assets of discon-
   tinued operation                   -     373,012     472,855
      Total current assets   10,658,775  10,639,272  11,133,482

Property, plant and equipment,
 at cost:
  Land                           92,800      92,800      92,800
  Building                      641,508     641,508     641,508
  Leasehold improvements        743,619     646,839     543,807
  Machinery and equipment       175,952     161,614     125,263
  Transportation equipment      335,059     352,953     338,971
  Office furniture, fixtures,
    and equipment             1,006,113     924,039     865,310
                              2,995,051   2,819,753   2,607,659
  Less accumulated deprecia-
    tion and amortization    (1,569,366) (1,401,223) (1,073,393)
                              1,425,685   1,418,530   1,534,266
Goodwill and other deferred
  assets, net of accumulated
  amortization of $583,723
  in June 30, 2001, $543,174
  and $412,687 at December
  31, 2000 and 1999,
  respectively                  292,457     333,006     472,295
Advances due from related
  companies                      38,267      36,615      33,592
Non-current assets of dis-
  continued operation           187,893     207,408           -
                                518,617     577,029      505,887
      Total assets          $12,603,077 $12,634,831  $13,173,635

The accompanying notes are an integral part of the consolidated financial statements.
                               F-3

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 2001, DECEMBER 31, 2000 AND 1999
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                              2001           2000       1999
Current liabilities:
  Current portion of notes
  payable due related
  party                     $   206,110 $   193,419 $   161,508
  Current portion of
  long-term debt                 73,656     291,978     222,879
  Accounts payable            4,029,420   3,715,992   3,458,835
  Accrued payroll and
  related taxes                 305,758     277,543     235,046
  Accrued expenses and other
    liabilities                 202,372     306,213     224,117
      Total current
       liabilities            4,817,316   4,785,145   4,302,385
  Notes payable due related
    party, net of current
    portion                     241,805     301,622     442,820
  Long-term debt, net of
    current portion             216,749     250,280     555,808
  Minority interest             765,552     685,468     580,312
  Deferred credit               154,420           -      63,339
Commitments (Notes 6 and 10)
Shareholders' equity:
  Class A preferred stock, par
    value $.0001, authorized,
    issued and outstanding:
    2,000 shares                      1           1           1
  Class B preferred stock, series
    1, par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at June 30, 2001,
    December 31, 2000 and 1999
  Common stock, par value $.0001
    authorized: 10,000,000 shares;
    issued: 3,769,062 at June 30,
    2001, 3,753,189 at December 31,
    2000 and 3,748,789 at December
    31, 1999                        377         375         375
  Additional paid-in capital 17,691,946  17,679,268  17,657,268
  Stock sale receivable        (115,500)   (115,500)   (115,500)
  Treasury stock at cost
    (11,000 shares at June 30,
    2001, December 31, 2000
    and 1999)                   (52,249)    (52,249)    (52,249)
   Accumulated deficit      (11,117,340)(10,899,579)(10,260,924)
     Total shareholders'
      equity                  6,407,235   6,612,316   7,228,971
      Total liabilities and
       shareholders' equity $12,603,077 $12,634,831 $13,173,635
The accompanying notes are an integral part of the consolidated financial statements.
                             F-4
                             NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE YEARS ENDED
                                        DECEMBER 31, 2000, 1999, AND 1998

                               2001         2000          1999         1998

Net sales                  $23,903,627  $41,975,445   $39,856,911  $36,936,034
Cost and expenses:
  Cost of goods sold        18,954,144   33,023,640    32,321,105   29,189,281
  Selling and retail         3,035,123    5,647,018     5,387,487    4,743,353
  Warehouse and delivery       413,466      784,742       681,957      578,755
  Administrative             1,596,277    3,033,703     2,945,927    2,835,526
  Impairment loss (Note 3)           -       42,666       280,445            -

                            23,999,010   42,531,769    41,616,921   37,346,915
  Operating loss               (95,383)    (556,324)   (1,760,010)    (410,881)

Other income (expense):
  Interest expense             (26,640)     (89,326)     (102,850)    (122,397)
  Interest income               47,133      173,317       146,821      269,258
  Other (Note 6)                45,106      266,523       123,369      543,602

        Total other income      65,599      350,514       167,340      690,463

  (Loss) income before
         minority interest     (29,784)    (205,810)   (1,592,670)     279,582
Minority interest income
        (expense)              (80,084)    (105,156)      164,045      (70,262)
  (Loss) income from
      continuing
      operations before
      income taxes            (109,868)    (310,966)   (1,428,625)     209,320
       Income taxes             20,000       20,000             -       55,747
  (Loss) income from
       continuing operations
       after income taxes     (129,868)    (330,966)   (1,428,625)     153,573







                                           F-5












                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999, AND 1998, continued

                                 2001         2000         1999       1998

Discontinued operations:
(Note 2)
  Loss from discontinued operations
      Operations of Nyer
      Nutritional October 25,
      1999                             -          -     (537,020)    (431,784)
  Loss from disposal of Nyer
      Nutritional including
      operating losses during
      the phase out period       (87,893)  (307,689)    (207,000)           -
  Loss from operations of
      discontinued subsidiary-
      Genetic Vectors                  -          -            -     (653,842)
  Net loss on write down of
      investment-Genetic
      Vectors                          -          -            -     (908,138)
  Net loss from dis-
      continued
      operations                 (87,893)  (307,689)    (744,020)  (1,993,764)
  Net Loss                   $  (217,761)$ (638,655) $(2,172,645) $(1,840,191)

Basic and diluted loss
   per share:
    Continuing operations        $  (.04)   $  (.09)     $  (.38)     $   .04
    Discontinued operations         (.02)      (.08)        (.20)        (.53)
  Basic and diluted loss
    per share                    $  (.06)   $  (.17)     $  (.58)     $  (.49)
Weighted average common
   shares outstanding          3,753,189  3,752,779    3,748,789    3,742,085

















                       The accompanying notes are an integral part of the consolidated financial statements.
                                          F-6

                         NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE YEARS
                             ENDED DECEMBER 31, 2000, 1999 and 1998

                        Class A           Class B
                        Preferred Stock   Preferred Stock  Common Stock
                        Shares  Amount    Shares  Amount  Shares    Amount
Balance,
January 1, 1998         2,000   $  1      1,000     $  -  3,407,093   $341

  Treasury stock            -      -          -        -          -      -
  Additional consideration
   related to purchase of
   subsidiary               -     -           -        -          -      -
  Net loss                  -     -           -        -          -      -
Balance,
  December 31, 1998     2,000     1       1,000        -  3,407,093    341

  Issuance of common
   stock warrants           -     -           -        -          -      -
  Issuance of common
   stock 10% stock
   dividend                 -     -           -        -    341,696     34
  Net Loss                  -     -           -        -          -      -

Balance,
  December 31, 1999     2,000     1       1,000        -  3,748,789    375
   Exercise of common
   stock options            -     -           -        -      4,400      -
    Net loss                -     -           -        -          -      -

Balance,
  December 31, 2000     2,000     1       1,000        -  3,753,189    375
  Issuance of
   common stock             -     -           -        -     15,873      2
    Net loss                -     -           -        -          -      -

Balance,
  June 30, 2001         2,000  $  1       1,000        -  3,769,062   $377


                          The accompanying notes are an integral part of the
                              consolidated financial statements.
                                           F-7-1












                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE YEARS
                 ENDED DECEMBER 31, 2000, 1999 and 1998, continued

                  Additional             Treasury                     Total
                  Paid-in   Stock Sale     Stock     Accumulated Shareholders'
                  Capital   Receivable  Shares  Amount    Deficit     Equity

Balance,
January 1, 1998 $15,337,126 $(115,500)       - $     -  $(4,197,912)$11,024,056
 Treasury stock                        (11,000)(52,249)           -    (52,249)
  Additional consideration
   related to purchase of
   subsidiary     (98,750)          -        -       -            -    (98,750)
  Net loss              -           -        -       -   (1,840,191)(1,840,191)

Balance,
  December 31,
  1998         15,238,376    (115,500) (11,000)(52,249)  (6,038,103)  9,032,866
  Issuance of
   common stock
   warrants       368,750           -        -       -            -     368,750
  Issuance of common
   stock 10% stock
   dividend     2,050,142           -        -       -   (2,050,176)          -
  Net loss              -           -        -       -   (2,172,645)(2,172,645)

Balance,
  December 31,
  1999         17,657,268    (115,500) (11,000)(52,249) (10,260,924)  7,228,971
  Exercise of common
   stock options   22,000           -        -       -            -      22,000
    Net loss            -           -        -       -     (638,655)  (638,655)

Balance,
  December 31,
  2000         17,679,268    (115,500) (11,000)(52,249) (10,899,579)  6,612,316
  Issuance of
   common stock    12,678           -        -        -           -      12,680
    Net loss            -           -        -        -    (217,761)  (217,761)
Balance,
  June 30,
  2001        $17,691,946   $(115,500) (11,000)$(52,249)$(11,117,340)$6,407,235

                          The accompanying notes are an integral part of the
                                consolidated financial statements.
                                                F-7-2









                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR SIX MONTHS ENDED JUNE 30, 2001 AND FOR
                    THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              2001         2000          1999         1998
Cash flows from operating
      activities:
  Net loss                $  (217,761)  $  (638,655)  $(2,172,645) $(1,840,191)
  Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
  Impairment loss                   -        42,666       280,445            -
  Loss of discontinued
      operation                     -             -             -      653,842
  Net loss on write-down
      of investment-
      Genetic Vectors               -             -             -      908,138
  Depreciation                173,627       347,335       291,623      272,935
  Amortization                 40,549        97,021       135,241      143,210
  (Gain) Loss on disposal
      of property, plant,
      and equipment                 -         6,279        (5,718)      10,869
  Compensation expense in
      connection with common
      stock option exercise                       -       368,750            -
  Gain on sale of other
      equity securities             -             -             -      (75,570)
  Gain on sale of pharmacies        -             -       (25,000)    (365,000)
  Increase in notes payable to
      suppliers for material
      purchases                     -             -       270,042            -
  Minority interest            80,084       105,156      (164,045)      70,262
  Increase in deferred credit 200,000             -             -            -
  Decrease in deferred credit (45,580)      (63,339)      (54,770)     (55,224)
   Changes in certain working
      capital elements       (396,126)     (136,359)      383,040      (98,731)
      Net cash flows used in
       operating activities  (165,207)     (239,896)     (693,037)    (375,460)
Cash flows from investing
     activities:
  Acquisition of stores             -             -      (273,729)    (100,000)
  Purchase of property, plant
      and equipment          (175,298)     (186,544)     (416,048)    (458,107)
  Purchase of marketable
      securities                    -             -    (1,492,185)           -
  Purchase of short-term
      investment                    -             -             -      (76,124)
  Proceeds from sale of
      marketable securities   179,527       490,860             -            -
  Proceeds from sale of Genetic
      Vectors' stock                -             -             -      410,210
  Proceeds from sale of other
      equity securities             -             -             -      151,694
                         The accompanying notes are an integral part of
                       the consolidated financial statements.
                                        F-8
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                2001         2000          1999         1998
    Proceeds from sale of
      pharmacies                    -              -        50,800     385,000
  Net change in advances due
      from related companies   (1,652)        (3,023)          896       3,011
  Increase (decrease) in
      other assets, net        19,515           (407)          104      14,411
      Net cash provided by
      (used in) investing
      activities               22,092        300,886    (2,130,162)    330,095

Cash flows from financing
      activities:
  Proceeds from issuance
      of long-term debt             -         18,000        37,677      27,256
  Payments of long-term debt (251,853)      (254,428)     (246,412)   (273,708)
  Net (repayments) borrowings
      of notes to related
      party                   (47,126)      (109,287)      (38,492)    (15,956)
  Payments for purchase of
      treasury stock                -              -             -     (52,249)
  Proceeds from exercise of
      stock options                 -         22,000             -           -
  Issuance of common stock     12,680              -             -           -
      Net cash used in
      financing activities   (286,299)      (323,715)     (247,227)   (314,657)
 Net decrease in cash and
     cash equivalents        (429,414)      (262,725)   (3,070,426)   (360,022)
 Cash and cash equivalents
      at beginning of
      period                  803,837      1,066,562     4,136,988   4,497,010
 Cash and cash equivalents
      at end of period     $  374,423    $   803,837    $1,066,562 $ 4,136,988


 Changes in certain working
     capital elements:
  Accounts receivable, net $ (254,322)   $  (491,415)   $ (143,648) $ (384,822)
  Inventories, net           (237,387)        15,607      (278,075)     81,042
  Prepaid expenses           (136,353)       (42,246)         (987)     13,514
  Receivables from related
     parties                   (5,866)           (55)       44,262     (29,963)
  Accounts payable            313,428        257,157       831,543     210,113
  Accrued payroll and related
     taxes                     28,215         42,497        28,581     147,370
  Accrued expenses and other
     liabilities             (103,841)        82,096       (98,636)   (135,985)

     Net change            $ (396,126)   $  (136,359)   $  383,040  $  (98,731)


                    The accompanying notes are an integral part of
                       the consolidated financial statements.
                                        F-9
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued



  Supplemental disclosures of cash flow information:

  Cash paid during
     the year for:          2001              2000         1999        1998

  Interest               $  15,543     $    61,282   $  100,495  $   117,466

  Income taxes           $  19,120     $     4,221   $    8,000  $         -



The acquisition of pharmacies in 1999 and 1998, net of cash acquired, is summarized as follows:
                                               1999              1998

       Working capital, other than cash   $   173,729         $ 189,314
       Property, plant and equipment                -            70,000
       Other assets                                 -            10,000
       Goodwill and prescription lists        100,000            33,000
       Long-term debt                               -          (202,314)

          Cash paid for acquisitions      $   273,729         $ 100,000




    Non-cash transactions:

    In June 2001, we issued 15,873 shares of the Company's common stock as payment of a liability in connection with an acquisition which did not occur. The stock was valued at the market value of $36,190.

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

    Pharmacy chain. D.A.W., Inc. (Eaton), 80% owned by the Company, is a chain of pharmacy drug stores located in the suburban Boston, Massachusetts area. Its related entity, FMT, Inc.(FMT), which is also 80% owned by the Company, was formed to franchise retail pharmacies.

    Corporate. Included in the corporate segment are two entities that are accounted for as discontinued operations. Nyer Nutritional Systems, Inc., (Nyer Nutritional), 80% owned by the Company, has patented liquid nutritional formulas for tube feedings. Genetic Vectors, Inc. (Vectors), is a biotechnology company based in Florida, of which the Company owns a 19.5% interest.

    The Company is a subsidiary of Nyle International Corp. (Nyle).

2.  Summary of significant accounting policies:

    Principles of consolidation

    The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. All intercompany transactions have been eliminated in consolidation.

    Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported
                                   continued
                                      F-11
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.  Summary of significant accounting policies: continued,

    amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue recognition

    The Company recognizes revenue on the sale of its goods and services, net of estimated costs of returns, allowances and sales incentives, when the products are shipped to customers. The Company generally sells its products on open accounts under credit terms customary to the industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to secure its customers receivables. The Company recognizes pharmacy revenues at the time the merchandise is sold. Return activity is immaterial to revenues and results of operations in all periods presented.

    Vendor Rebates and Allowances

    Rebates and allowances received from vendors that are based on future purchases are initially deferred and are recognized as other income when the related inventory is sold. Rebates and allowances not tied directly to purchases are recognized as a reduction of selling, general and administrative expense on a straight-line basis over the related contract term.

    Cash and cash equivalents

    The Company considers cash and investments with original maturities of three months or less when purchased to be cash and cash equivalents.

    Marketable securities

    Marketable securities are classified as available for sale and are reported at cost which approximates fair market value. At June 30, 2001, market-able securities consisted of federal government agency notes which mature through October 15, 2001.

    Inventories

    Inventories consist primarily of medical, fire, EMT, and police equipment and supplies and pharmaceuticals. Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO). Of the total inventories, 73% are on the LIFO method. The replacement costs of inventory exceeded LIFO cost by $354,357 for six months ended June 30, 2001, $268,862 in 2000 and $197,998 in 1999.

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

    Depreciation and amortization was $214,176 for six months ended June 30, 2001 and $444,356, $426,864 and $416,145 for the years ended December 31,
    2000, 1999 and 1998, respectively.

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

    Impairment accounting

    The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires recognition of impairment of long-lived assets, including goodwill and other intangible assets, in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. It is at least reasonably possible that future events or circumstances could cause these estimates to change. See Note 5 for discussion of impairment charges recorded during 2000 and 1999.



                                    continued
                                      F-13
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies: continued,

    Advertising

    Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, for the six months ended June 30, 2001, and for the years ended December 31, 2000, 1999 and 1998, were $54,150, 120,032,
    162,810 and 109,752, respectively.

    Fair value of financial instruments

    The carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of June 30, 2001, and December 31, 2000 and 1999,based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

    Earnings per share

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options granted during the year were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net loss. The diluted weighted average number of common shares outstanding equaled basic for the six months ended June 30, 2001, and for the years ended December 31, 2000, 1999 and 1998. All prior period earnings per share data has been restated to reflect a 10% stock dividend declared during 1999 (see Note 11).


                                   continued
                                      F-14
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Summary of significant accounting policies: continued,

    Reclassifications

    Certain amounts in 1998 have been reclassified to conform to the 2000 and 1999 presentation.

    Recent Accounting Pronouncements

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion 16, "Business Combinations" and FASB 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS requires that all business combinations be accounted for as purchase transactions.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
    ("FASB 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under FASB 141. FASB 142 supercedes APB Opinion 17, "Intangible Assets" and related interpretations. FASB 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 142 for its fiscal year commencing July, 2002, and the Company has not concluded the effect, if any, FASB 142 will have on its financial statements.

3.  Change in fiscal year:

    The Company changed its fiscal year from December 31 to June 30. The unaudited information for the prior comparable period for the six months ended June 30, 2000 is as follows:

                  Net sales                 $ 20,373,366
                  Costs and expenses         (20,631,561)
                  Operating loss                (258,195)
                   Other income                  133,892
                  Loss before minority
                   interest                     (124,303)
                  Minority interest expense      (19,251)
                  Loss from continuing
                   operations                   (143,554)

                  Discontinued operations       (165,287)
                   Net loss                 $   (308,841)

                  Basic and diluted loss
                   per share:                      $(.08)
                                    continued
                                      F-15
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.  Discontinued operations:

    Genetic Vectors, Inc.

    The Company currently owns 19.5% of Genetic Vectors, Inc. outstanding common stock.

    In August 1997, the Board of Directors approved a plan for the disposal of its investment in Vectors. This investment is being accounted for and reports as a discontinued operation.

    In December 1998, the Company wrote off its investment in Vectors due to significant uncertainties regarding the Company's ability to recover its investment. Based on the Company's review of available public information, there was substantial doubt about Vectors ability to continue as a going concern. In addition, Vectors and its counsel have refused to remove the restrictive legends from the Vectors' stock certificates that limit the Company's ability to sell its Vectors stock in the public market to 1%
    of Vectors' outstanding common stock per quarter (approximately 37,000 shares). Those restrictions were required to be removed in January 1998. Even if the restrictive legend was removed, we believe our investment is impaired due to the illiquid nature of the pink sheets on which Vectors' stock trades. The write off of our investment in Vectors resulted in a net charge to discontinued operations of $908,138 in 1998.

    The Company owned 739,216 shares of restricted common stock of Vectors as as of June 30, 2001 and December 31, 2000 and 1999.

    The most recent reported financial position and results of Vectors were unavailable as of the date of this Report. The last reported information was for nine months ended September 30, 2000 and as of and for the year ended December 31, 1999.

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

    In December 2000, Nyer Nutritional, filed a Complaint in the United States District Court for the District of Maine against two companies, alleging that the defendants breached a confidentiality and non-use agreement entered into with Nyer Nutritional as part of a distribution agreement and a proposed agreement regarding the purchase of Nyer Nutritional's assets. In August 2001, the litigation was settled whereby each party dismissed

                                     continued
                                       F-16
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Discontinued operations: continued,

    its case against the other and one defendant will pay Nyer Nutritional $25,000 per quarter commencing September 2001 for six or seven quarters, depending upon certain circumstances. In addition, certain royalty payments may be made to Nyer Nutritional depending on certain future sales by that Company.

    The Company reported the assets to be disposed of (primarily patents and fixed assets) as discontinued operations at June 30, 2001. All equipment is being listed for sale on the Company's website.
    Subsequent to year end, the Company settled litigation regarding the patents. The settlement approximates the net book value of the patents.

    Revenues for Nyer Nutritional were $0 for the six months ended June
    30, 2001 and $0, $0 and $268,431 for the years ended 2000, 1999 and 1998.

5.  Impairment:

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

6.  Related party transactions:

    Receivables from related parties consisted of the following for six months at June 30, 2001 and at December 31, 2000 and 1999:
                                            2001          2000          1999
    Receivables from related party       $  9,798     $   3,932     $   3,877
    Advances due from related companies,
        non-current                      $ 38,267     $  36,615     $  33,592

    A portion of the receivable from related party in the amount of $6,218 is for products sold to a company which is owned by an officer and director of the Company. Total sales were $2,908 for six months ended June 30, 2001 and $515, $4,475 and $15,968 for the years ended December 31, 2000, 1999 and 1998, respectively. The remaining balance of $3,580 is interest due on a loan to the Company's Chief Executive Officer.
                                     continued
                                       F-17
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Related party transactions: continued,

    Advances due from related companies consist of cash advances made to Nyle. Interest is charged at 9% annually and payments are made from time to time.

    Notes payable to related party (a former employee and director) was $447,915 for the six months ended June 30, 2001 and was $495,041 and $604,328 at December 31, 2000 and 1999, respectively. Principal payments of $10,000, are due monthly, interest accrues at 7%. Interest expense related to this note was $12,691 as of June 30, 2001 and $31,911 and $41,508 at December 31, 2000 and 1999, respectively.

    The Company has an employment agreement with its Chief Executive Officer, executed in October 1999, at a base annual salary of $140,000. This agreement expires October 25, 2001. As part of the CEO's agreement, the Company granted him 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested October 25, 1999, with the remaining vested October 25, 2000. As of the date of this report, none of the options have been exercised. In 1996, a stock sale receivable for the exercise of 50,000 stock options was due from this officer for $115,500, with interest payable quarterly with an annual interest rate of 6.25%, with all unpaid accrued interest and principal due August of 2001. The Company has agreed to extend the note to August of 2002. This receivable is included in shareholders' equity section of the balance sheet. As of June 30, 2001, interest was due in the amount of $3,580.

7.  Acquisitions and divestitures:

    In August 1996, the Company acquired 80% of the common stock D.A.W., Inc., d/b/a Eaton Apothecary, (Eaton) and an affiliated company, F.M.T., Inc. Eaton is an operator of retail pharmacies in eastern Massachusetts and F.M.T. was formed to franchise retail pharmacies. In connection with this transaction, the Company guaranteed that the value of the common stock issued to the sellers will be at least $8.75 per share on the second anniversary of the acquisition date. In January 1999, the sellers were paid cash for the difference in value, which amounted to $98,750.

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

    During 1999, the Company sold certain pharmacy assets for cash of $50,800, resulting in a gain of approximately $25,000 which was recorded in other income.

                                    continued
                                      F-18
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Acquisitions and divestitures: continued,

    In December 1998, the Company sold the assets and prescription lists of two pharmacies for approximately $608,000 in cash. $385,000 was received in 1998 and $223,000 was received in January 1999. The transaction resulted in a gain of approximately $365,000 which was recorded in other income in 1998.

    Had the results of these businesses been included in operations commencing with 1998, the reported results would not have been materially affected.

8.  Debt:

    Long-term debt at June 30, 2001, December 31, 2000 and 1999, consisted of the following:
                                           2001           2000         1999

    ADCO Surgical Supply, Inc:
    Mortgage payable in equal monthly
    installments of $4,675 including
    interest at 8 1/4% collateralized
    by land and building, due in
    March 2008.                          $261,078      $285,589      $331,522

    Eaton:
    Note payable in equal monthly
    installments of $4,500 plus interest
    on the unpaid balance at prime rate.
    A final payment of $10,000 was made
    in February 2000.                           -             -        10,000


    Note payable in equal monthly install-
    ments of $3,693 including interest at
    7%. The note was paid in full in
    June 2000.                                  -             -        21,713

    Note payable in equal monthly
    installments of $3,023 including
    interest at 7%. The note will
    mature in May 2001 and is
    collateralized by certain assets
    of Sherborn Apothecary.                     -        14,852        48,783

    Note payable in equal monthly
    installments of $3,287 including
    interest at 7%. The note was
    paid in full in 2000.                       -             -        47,071



                                   continued
                                      F-19
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Debt: continued,

    Note payable in equal monthly
    installments of $6,150 including
    interest at 9.75%. The note was
    paid in full in December of 2000.           -             -        70,042

    Line of credit with a balloon
    payment due in July 2001.  The
    interest rate is prime (6.75% at
    June 30, 2001, 8.50% at December
    31, 2000 and December 1999) and
    is collateralized by certain assets
    of Eaton.  The note was converted
    to a purchase commitment bonus.
    (see Note 10 Commitments)                    -      200,000       200,000

    Other subsidiaries

    Notes payable due in various
    installments at rates ranging up to
    8%, collateralized by certain
    equipment and vehicles.                29,327       41,817        49,556

      Total debt                          290,405      542,258       778,687
        Less current portion               73,656      291,978       222,879

                                        $ 216,749    $ 250,280     $ 555,808

    At June 30, 2001, the following are the maturities of long-term debt for each of the next five years:
          2002                               $   73,656
          2003                                   60,056
          2004                                   56,400
          2005                                   58,800
          2006                                   41,493

                                             $  290,405

    The long term debt of ADCO and other subsidiaries, is collateralized by the Company's inventory, accounts receivable and vehicles as well as personal guarantees of the Company's chairman.

9.  Income taxes:

    At June 30, 2001, the Company had remaining net operating loss (NOL) carryforwards of approximately $2,187,000 available to offset future taxable income. The NOL carryforwards will expire in the years 2002 to 2016. The income tax provision of $20,000 is for a continuing operating subsidiary. In the event of a change in ownership of the Company, the utilization of the NOL carryforwards may be subject to limitation under

                                  continued
                                     F-20
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Income taxes: continued,

    certain provisions of the Internal Revenue Code. In addition, certain provisions dealing with consolidated returns may limit the utilization of NOL carryforwards by certain members of the consolidated group.

    The tax effect of temporary differences that give rise to significant portions of deferred taxes at June 30, 2001, December 31, 2000 and
    1999 consisted of:
                                            2001         2000          1999

      Deferred tax assets(liabilities):
      Depreciation                        $ 38,000   $   58,000     $   22,000
      Reserves not recognized for tax
         purposes                          271,000      370,000        388,000

                                             2001           2000          1999

      Net operating loss carryforwards     875,000    1,094,000        869,000
      Total net deferred tax assets
         before valuation reserve        1,184,000    1,522,000      1,279,000
         Valuation reserve               1,184,000   (1,522,000)    (1,279,000)
            Total net deferred tax
             assets                     $        -   $        -     $        -

     The Company has recorded a valuation reserve for the total amount of net deferred tax assets due to the uncertainty of its future realization.

 10. Commitments:

     Operating leases

     The Company rents office and warehouse space with varying lease expiration dates through May of 2010. All leases have options to extend the lease terms. Total rent expense for the six months ended June 30, 2001 was $358,850 and $764,431, $784,874 and $707,388 for the years ended December
     31, 2000, 1999 and 1998, respectively.

     Future minimum lease payments at June 30, 2001 are as follows:

           2002                       $  597,806
           2003                          488,881
           2004                          438,312
           2005                          371,826
           2006                          309,320
           Thereafter                    434,047

                                      $2,640,192
     Purchase commitment

     A subsidiary of the Company had an agreement with a supplier to purchase $2,600,000 of inventory each quarter through the year 2001 or a total
                                  continued
                                     F-21
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments: continued,

     purchase commitment of $52,000,000. The subsidiary received $200,000 from the supplier upon signing of the agreement, which was amortized over the term of the contract, such amortization is included in other income. The subsidiary reached the purchase commitment in the fourth quarter of 2000.

     Additionally, the supplier made available a $200,000 line of credit to purchase this inventory. The line of credit is collateralized by substantially all of the assets of the subsidiary. The full line of credit was used in July of 1999 to purchase inventory. In 2001, the line of credit was converted to a signing bonus due to a new purchase agreement. This new agreement has the same terms as the previous agreement. This is classified on the balance sheet under deferred credit as of June 30, 2001.

     Royalty commitment

     In December 1996, a subsidiary of the Company entered into a licensing agreement with its 20% shareholder. This agreement requires guaranteed royalty payments of $25,000 per year ending December 31, 1998, $50,000 per year ending December 31, 1999, $75,000 per year ending December 31, 2000 and $100,000 per year ending December 31, 2001 and each year thereafter until the patents rights expire in 2017. This commitment relates to a discontinued operation (see Note 4).

11.  Shareholders' equity:

     Class A preferred stock - each share has voting rights equal to 1,000 shares of common stock.

     Class B preferred stock (Series 1) - each share has voting rights equal to 2,000 shares of common stock.

     Treasury stock - In 1998, the Company purchased 11,000 shares of its own common stock from the open market for a total of $52,249.

     In fiscal 2001, the Company issued 15,873 shares of common stock as payment of a liability in connection with an acquisition, which did not occur. These shares were valued at the market price of $36,190, less related expenses of $23,500.

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

11.  Shareholders' equity: continued,

     $14.75 and are only exercisable if the stock price exceeds 120% of the exercise price. These warrants were not exercised during 2000, 1999 or 1998.

     In October 1999, the Company issued 150,000 stock warrants to a third party in connection with consulting services provided. The stock warrants vested immediately. The options were priced in three 50,000 warrant blocks. Block one is for 50,000 to be exercised $8.00 per share; block two is 50,000 to be exercised at $9.00 per share; and block three is 50,000 to be exercised at $11.00 per share. The warrants will be in force for as long as the consulting services are continued by the Company and for two years thereafter. The warrants have customary piggy-back registration rights with respect to any shares of common stock issuable upon exercise of options. The consulting agreement was effective October 1999 and expired September 2000 and was renewed until September 30, 2001.

     The Company is currently on a month to month consulting agreement. The Company recorded an expense of $368,750, equal to the estimated fair market value of the warrants at the date of grant. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5.9% risk-free interest, 0% dividend yield, 60% volatility, and three year expected life.

12. Employees, directors and consultants stock options and incentive plan:

     The Company has a Stock Option Plan (Plan) which provides for the awards of shares of common stock to Company employees, directors, and consultants of the Company. The Plan provides for automatic grants of 12,000 non-qualified options, at fair market value, vesting semi-annually over a three-year term to all non-employee directors. The maximum term of options granted under the Plan is ten years.

     The following table summarizes stock options outstanding and exercisable at June 30, 2001:

                  Outstanding stock options       Exercisable stock options
                       Weighted                        Weighted
                       average      Weighted           average     Weighted
    Exercise           remaining    average            remaining   average
    price              contractual  exercise           contractual exercise
    range        Shares    life      price       Shares     life    price

    $ 2.31-$3.38  56,000    4.9      $ 2.67       54,000     4.9    $ 2.36
    $ 4.62-$6.88 717,600    8.8      $ 6.14      683,600     8.8    $ 5.91
    $16.75        36,000    5.3      $16.75       36,000     5.3    $16.75





                                   continued
                                     F-23
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Employees, directors and consultants stock options and incentive plan: continued,

    A summary of changes in common stock options during the six months ended June 30, 2001 and December 31, 2000, 1999 and 1998 are:

                 2001             2000          1999             1998
                         Weighted       Weighted       Weighted       Weighted
                         average        average        average        average
                         exercise       exercise       exercise       exercise
                 Shares  price  Shares  price   Shares price   Shares price
    Outstanding
      at the
      beginning
      of the
      year       819,600 $6.30  788,000  $6.36   248,000  $6.30  236,000 $ 6.55
    Granted            -     -   40,000   4.75   540,000   6.44   22,000   3.75
    Exercised          -     -   (4,400)  5.00         -      -        -     -
    Canceled     (10,000) 4.75   (4,000)  3.38         -      -  (10,000) 16.75
    Outstanding
      at the
      end of
      the year   809,600 $6.30  819,600  $6.30   788,000  $6.36  248,000 $ 6.30


   The weighted average grant date fair market value was $4.75, $3.70 and $1.68 for the years ended December 31, 2000, 1999 and 1998 for options granted.

   The Company accounts for stock options using SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                        2000           1999           1998

   Net loss:
     As reported    $  (638,655)   $(2,172,645)   $(1,840,191)
   Pro forma        $  (747,575)   $(3,397,152)   $(2,047,592)
   Loss per share:
     As reported    $      (.17)   $      (.58)   $      (.49)
   Pro forma        $      (.20)   $      (.91)   $      (.55)

   The calculation was not presented for the six months ended June 30, 2001, because no options were granted for the period.


                                     continued
                                       F-24
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Employees, directors and consultants stock options and incentive plan: continued,

   The fair value of stock options in the pro forma accounts for the years ended December 31, 2000, 1999 and 1998 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                             2000    1999    1998

     Risk-free interest      5.7%    6.4%    5.3%
     Dividend yield            0%      0%      0%
     Expected volatility      80%     60%     70%
     Expected life (years)     5       5       3

13.  Business segments:

The Company had three active business segments for six months ended
June 30, 2001 and for the years ended 2000, 1999 and 1998: 1) wholesale and retail sales of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the six months ended June 30, 2001:

             Diabetic,     EMT, Fire,
           Medical, and    Police Equip   Pharmacy
         Surgical Supplies and Supplies    Chain    Corporate   Consolidated

Net Sales    $4,251,242    $2,739,012  $16,913,373 $        -   $23,903,627
Operating
(loss)income   (142,427)      (87,745)     409,301   (274,512)      (95,383)
Total assets  2,964,263     1,754,287    6,794,607  1,089,920    12,603,077
Capital
Expenditures     22,153        53,950      131,302          -       207,405
Depreciation
 and
 amortization    68,107        42,974      101,088      2,007       214,176
Interest income  (6,928)            -       (5,978)   (34,227)      (47,133)
Interest
 expense         12,963        13,440          237          -        26,640







                                     continued
                                       F-25
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Business segments: continued,

Summary data for the year ended December 31, 2000:

            Diabetic,      EMT, Fire,
         Medical, and      Police Equip  Pharmacy
        Surgical Supplies  and Supplies   Chain      Corporate  Consolidated

Net Sales    $8,085,710    $4,785,415  $29,104,320  $       -   $41,975,445
Operating
(loss)income   (138,939)     (255,689)     460,194   (621,890)     (556,324)
Total assets  2,921,379     1,681,280    6,054,423  1,977,749    12,634,831
Capital
Expenditures     93,469           400       90,776      1,899       186,544
Depreciation
 and
 amortization   149,261        60,704      229,969      4,422       444,356
Interest income (14,624)            -      (16,124)  (142,569)     (173,317)
Interest
 expense         30,905        33,451       24,970          -        89,326



   Summary data for the year ended December 31, 1999:

            Diabetic,      EMT, Fire,
         Medical, and      Police Equip Pharmacy
        Surgical Supplies  and Supplies  Chain      Corporate   Consolidated

Net Sales    $7,543,642    $7,045,266   $25,268,003 $        -  $39,856,911
Operating
(loss)          (84,507)     (585,612)     (325,054)  (764,837)  (1,760,010)
Total assets  2,964,787     2,005,722     5,568,424  2,634,702   13,173,635
Capital
Expenditures     85,053       184,773       142,626      3,596      416,048
Depreciation
 and
 amortization   104,190        84,570       233,096      5,008      426,864
Interest income  (8,981)            -        (9,175)  (128,665)    (146,821)
Interest
 expense         33,894        42,118        26,838          -      102,850











                                 continued
                                    F-26
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Business segments: continued,

    Summary data for the year ended December 31, 1998:


            Diabetic,      EMT, Fire,
         Medical, and      Police Equip Pharmacy
        Surgical Supplies  and Supplies  Chain      Corporate   Consolidated


Net Sales    $6,664,840    $7,419,487   $22,851,707 $        -  $36,936,034
Operating
(loss)income    (68,980)     (104,355)      212,020   (449,566)    (410,881)
Total assets  2,738,177     2,371,877     5,083,585  4,218,403   14,412,042
Capital
Expenditures     43,173        46,669       437,808        457      528,107
Depreciation
 and
 amortization    98,642        68,642       188,036     60,825      416,145
Interest income (11,579)            -       (33,746)  (223,933)    (269,258)
Interest
 expense         47,961        10,782        63,654          -      122,397






























                                  continued
                                    F-27
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Selected quarterly data (unaudited):

   2001
                                First         Second
                               Quarter        Quarter

 Net sales                  $11,210,448     $12,693,179

 Gross profit               $ 2,236,112     $ 2,713,371

 (Loss) income from
   continuing operations    $  (136,587)    $     6,719
 Net loss from discon-
   tinued operations        $   (22,154)    $   (65,739)

 Net loss                   $  (158,741)    $   (59,020)

 Basic and diluted
   loss per share:
   Continuing
     operations              $     (.03)    $      (.01)
   Discontinued
     operations                    (.01)           (.01)

   Net loss                  $     (.04)    $      (.02)


          2000
                          First      Second        Third       Fourth
                         Quarter     Quarter      Quarter      Quarter

 Net sales              $9,760,241  $10,613,124  $10,570,026  $11,032,054

 Gross profit           $1,990,743  $ 2,259,877  $ 2,047,564  $ 2,653,621

 Loss from continuing
   operations           $ (139,914) $    (3,640) $   (65,880) $  (121,532)
 Net loss from discon-
   tinued operations    $  (78,475) $   (86,812) $  (118,162) $   (24,240)

 Net loss               $ (218,389) $   (90,452) $  (184,042) $  (145,772)

 Basic and diluted
   loss per share:
   Continuing
     operations         $     (.04) $       .00  $      (.02) $      (.03)
   Discontinued
     operations               (.02)        (.02)        (.03)        (.01)

   Net loss             $     (.06) $      (.02) $      (.05) $      (.04)


                                   continued
                                      F-28
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Selected quarterly data (unaudited): continued,


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

                                   continued
                                      F-29
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                Additions  Additions
                     Balance at Charged to Charged to Deductions  Balance at
                   Beginning of Costs and    Other    for payments   End of
                     Period     Expenses   Accounts   or Writeoffs  Period

Year ended December
  31, 1998:
Allowance for
 doubtful accounts
 deducted from
 accounts receivable $159,023    $ 29,053   $     -    $       - $  188,076
Allowance for
 obsolescence
(deducted from
 inventory)           370,000     241,750         -            -    611,750
                     $529,023    $270,803   $     -    $       - $  799,826
Year ended December
  31, 1999:
Allowance for
 doubtful accounts
 deducted from
 accounts receivable $188,076    $ 17,616   $     -    $ (27,953)$  177,739
Allowance for
 obsolescence
(deducted from
 inventory)           611,750     142,261         -            -    754,011
                     $799,826    $159,877   $     -    $ (27,953)$  931,750
Year ended December
  31, 2000:
Allowance for
 doubtful accounts
 deducted from
 accounts receivable $177,739    $ 60,018   $     -    $       - $  237,757
Allowance for
 obsolescence
(deducted from
 inventory)           754,011      24,864         -      (91,013)   687,862
                     $931,750    $ 84,882   $     -    $ (91,013)$  925,619
Period ended June
  30, 2001:
Allowance for
 doubtful accounts
 deducted from
 accounts receivable $237,757    $113,737   $     -    $  (3,155)$  348,339
Allowance for
 obsolescence
(deducted from
 inventory)           687,862      86,495         -            -    774,357
                     $925,619    $200,232   $     -    $  (3,155)$1,122,696

The FASB 109 Valuation Allowance has been omitted because such information is disclosed in Note 9 to the Consolidated Financial Statements.

                                         F-30
ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

          There were no disagreements with the Accountants.

                             PART III

ITEM 10. Directors, executive officers, promoters and control persons; compliance with Section 16 of the Exchange Act.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    76           Chairman of the Board,
                                                      President, Secretary,
                                                      and Director

          William J. Clifford, Jr.       51           Vice-President-Sales
                                                      and Director

          Karen L. Wright                39           Treasurer, Vice-
                                                      President-Finance,
                                                      Assistant Secretary,
                                                      and Director

          Stanley Dudrick, M.D.          66           Director

          Donato Mazzola                 42           Director

          Donald C. Lewis, Jr.           63           Director

          Kenneth L. Nyer, M.D.          43           Director

          The Company's Board of Directors is divided into three classes of directors. Messrs. Lewis and Mazzola and Dr. Nyer's term expires in 2001 and Messrs. Nyer and Clifford and Ms. Wright's term expires in 2002. Ms. Wright resigned as a director in September 2001. Dr. Stanley Dudrick's term expires in 2003. There are three vacancies.

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

          Karen L. Wright has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997. She served on the Board from April 1997 to September 2001. She has been a director of Nyle since 1998. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time, Ms. Wright has been ADCO's comptroller and treasurer.
     Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

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

          Delinquent Filings

          To the best of the Company's knowledge, Forms 3 and 4 have been filed, as required, except Mr. Mazzola has failed to file one Form 4.

          Limited Liability of Directors

          Under Florida law, the Company's directors are protected against personal liability for monetary damages from breaches of their duty of care. As a result, the Company's directors will not be liable for monetary damages from negligence and gross negligence in the performance of their duties. They remain liable for monetary damages for any breach of their duty of loyalty to the Company and its shareholders, as well as acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law and for transactions from which a director derives improper personal benefit. They also remain liable under another provision of Florida law which makes directors personally liable for unlawful dividends, stock repurchases or redemptions and expressly sets forth a negligence standard with respect to such liability. The liability of the Company's directors under federal or applicable state securities laws are also unaffected. The Company carries directors' and officers' insurance. While the Company's directors have protection from awards of monetary damages for breaches of the duty of care, that does not eliminate their duty of care. Equitable remedies, such as an injunction or rescission based upon a director's breach of the duty of care, are still available.









































ITEM 11.  Executive Compensation.

          The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the six months ended June 30, 2001 and for fiscal years ended December 31, 2000, 1999 and 1998 to the Company's chief executive officer. A subsidiary's former president and chief executive officer received compensation exceeding $100,000 for the fiscal year ended December 31, 1998. No other executive officer received compensation exceeding $100,000 during the six months ended or for the fiscal years ended December 31, 2000, 1999, or 1998.

                              Summary Compensation Table

                      Annual Compensation              Long Term Compensation
                                                          Awards
         (a)             (b)     (c)       (e)             (g)
         Name and                          Other            Securities
         principal                         annual           underlying
         position         Year    Salary($) compensation($)  options/SARS(#)

         Samuel Nyer      2001    $ 70,000     $2,100                0
         Chief            2000     140,000     $4,200                0
         Executive        1999     127,308      4,200          500,000
         Officer          1998     125,000      4,2001                0

         Doyle Boatwright 1998     121,253     $7,320                0
         President and
         Chief executive
         of an 80% owned
         subsidiary

     The Company has not paid any cash compensation to any person for serving as a director.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

     (a)                         (d)                        (e)
                  Number of securities underlying  Value of unexercised in-the
                        unexercised options/SARs     money options/SARs at
                                at fy-end                  fy-end($)2
     Name            exercisable / unexercisable    exercisable / unexercisable

     Samuel Nyer      540,000              0        $92,400       $0

     Employment Agreements

          The Company employs its officers and employees pursuant to oral agreements except as disclosed in the next paragraph.

          The Company entered into a two-year written employment agreement with Mr. Samuel Nyer at a base annual salary of $140,000 on October 25, 1999. As part of the CEO's agreement, the Company granted him 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested October 25, 1999, with the remaining vesting on October 25, 2000. Mr. Nyer's employment agreement also provides for use of a car and automobile insurance at an annual cost of $4,200.

          In August of 1996, the Company entered into a five-year employment agreement, with a one-year non-compete, with five minority shareholders of Eaton. The five minority shareholders currently have an oral employment agreement with a base salary for each of $104,000. Each are also provided full insurance coverage on the employee's personal vehicle and a vehicle allowance with an annual cost of $3,600 and each also receives life-insurance coverage in the aggregate amount of $800,000, including a separate single policy in the amount of $300,000, which the employee's designee shall be the owner and beneficiary.
     The employment agreements of the five minority shareholders contained written non-compete provisions which expire in February 2002. We intend to negotiate new written employment agreements within the next month. There can be no assurance that the five minority shareholders will will enter into new employment agreements with the Company.

          The Company has an oral employment agreement with Mr. William J. Clifford, Jr. vice president and director, which provides for an annual base salary of $74,460 and use of an automobile, including all expenses associated with it at an annual cost of $6,000. The Company has an oral employment agreement with Ms. Karen L. Wright, treasurer, which provides for an annual base salary of $71,053.

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















































ITEM 12. Security Ownership Of Certain Beneficial Owners And Management.

          The following table sets forth information as of September 30, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and nature
              Name and address of         of beneficial        Percentage of
Class         beneficial owner            ownership3           class owned

Common stock, Samuel Nyer                 5,446,700 4,5            68.4%
Class A       c/o ADCO
preferred     1292 Hammond Street
stock, and    Bangor, Maine 04401
Class B
preferred stock

Common stock  Nyle International Corp.    2,781,000                35.0
and Class A   72 Center Street
preferred     Brewer, Maine  04412
stock

Common stock  William J. Clifford, Jr.       30,000 6                 *
              1292 Hammond Street
              Bangor, Maine 04401

Common stock  Karen L. Wright                24,110 7,8               *
                    1292 Hammond Street
              Bangor, Maine 04401

Common stock  Stanley Dudrick, M.D.          18,000 6                 *
              c/o St. Mary's Hospital
              56 Franklin Street
              Waterbury, CT 06706

Common stock  David Dumouchel                14,000 6                 *
              111 Canal Street
              Salem, MA  01970

Common stock  Donald C. Lewis, Jr.           25,000 6                 *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Donato Mazzola                  4,000 6                 *
              264 R Washington Street
              Wellesley Hills, MA  02481

Common Stock  Kenneth L. Nyer, M.D           32,000 6                 *
              48 Old Orchard Road
              New Rochelle, New York 10804

All directors and executive officers      5,593,810 5,6,7,8,
       of the Company as a group (eight                              70.3%
       persons) * less than 1% of class

ITEM 13. Certain Relationships and Related Transactions.

          Prior to 1991, the Company and Nyle each engaged in inter-company loans. At June 30, 2001, the Company was owed $38,267 by Nyle, this includes accrued interest. As of October 5, 2001, Nyle owed the Company $38,267 (plus accrued interest). Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

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

     For information concerning sums owed by Mr. Samuel Nyer to the Company, see Item 10. "Directors, etc - Stock Option Plan".





























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

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/ Samuel Nyer
                                        Samuel Nyer, President
                                        (Chief Executive Officer)











































     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated on the 12th day of October 2001.

          Signature                               Title


          /s/ Samuel Nyer                          Chairman of the Board,
          Samuel Nyer                              President, Director,
                                                   and Secretary


          /s/ William Clifford, Jr.                Vice President of
          William Clifford, Jr.                    Sales, Director


          /s/ Karen L. Wright                      Treasurer, Vice President
          Karen L. Wright                          of Finance and Assistant
                                                   Secretary


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

     2.1   Amendment to Articles of Incorporation of Nyer Medical
           Group, Inc.(1)

     2.2   Second Amendment to Articles of Incorporation of Nyer
           Medical Group, Inc.(1)

     2.3   Third Amendment to Articles of Incorporation of Nyer
           Medical Group, Inc.

     3.    Bylaws of Nyer Medical Group, Inc.(1)

     4.    1993 Stock Option Plan(2)

     4.1   Amendment to 1993 Stock Option Plan(3)
     (1)  Contained in Registration Statement on Form S-18 filed on
     April 13, 1992.

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

     (CORPORATE SEAL)                         NYER MEDICAL GROUP, INC.



                                              By:// Samuel Nyer
                                                 Samuel Nyer, President



















1 Car and automobile insurance allowance accrued in fiscal 1998 but $1,750 paid in 1999.

2 Based on the difference between the $ per share of the common stock and the option exercise price.

3 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options which vest within 60 days. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

4 Includes shares owned by Nyle since Mr. Samuel Nyer is chairman of that corporation.

5 Includes 70,000 shares of common stock underlying vested options granted pursuant to the Plan. Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer's employment agreement.

6 Consists of shares of common stock underlying vested options granted pursuant to the Plan.

7 Includes 23,000 shares of common stock underlying vested options granted pursuant to the Plan.

8 Includes 1,100 shares of common stock which is held by an ADCO employee investment club by which Ms. Wright owns 110 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.