Form 10-Q
period 2001-09-30
NYER MEDICAL GROUP INC
filed 2001-11-19
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2001


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

As of November 19, 2001, there were 3,758,062 shares of common stock outstanding, par value $.0001 per share.


                                1 of 14

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        SEPTEMBER 30, 2001





                                      INDEX

                                      PART I

                              FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, September 30, 2001
                and June 30, 2001                                     3-4


           Consolidated Statements of Operations, Three Months
                Ended September 30, 2001 and September 30, 2000        5

           Consolidated Statements of Operations, Three Months
                Ended September 30, 2001 and September 30, 2000        5

           Consolidated Statements of Cash Flows, Three Months
                Ended September 30, 2001 and September 30, 2000       6-7

           Selected Notes to Consolidated Financial Statements        8-9


  Item 2.  Management's Discussion and Analysis of
                First Quarter 2001 Results                           9-13



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         14


           Signatures                                                14










                                     2

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2001

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                         September 30    June 30,
                                             2001          2001
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $  307,109    $   374,423
  Investment in marketable securities       821,798        821,798
  Accounts receivable, less
    allowance for doubtful accounts
    of $358,339 at September 2001
    and $348,339 at June 30, 2001         4,347,097      4,447,290
  Inventories, net                        4,719,582      4,720,835
  Prepaid expenses                          194,725        284,631
  Receivables from related parties           10,765          9,798

            Total current assets         10,401,076     10,658,775

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    748,254        743,619
  Machinery and equipment                   186,271        175,952
  Transportation equipment                  350,554        335,059
  Office furniture, fixtures,
    and equipment                           999,782      1,006,113

                                          3,019,169      2,995,051
  Less accumulated depreciation
    and amortization                     (1,643,981)    (1,569,366)

                                          1,375,188      1,425,685

Goodwill and other deferred assets,
  net of accumulated amortization of
  $606,497 and $583,723 at September 30,
  2001 and June 30, 2001,
  respectively                              419,683        292,457
Advances due from related companies          39,092         38,267
Non-current assets of discontinued
  operation                                 155,468        187,893

                                            614,243        518,617

            Total assets                $12,390,507    $12,603,077


     See accompanying notes to consolidated financial statements.

                                     3
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2001

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30,    June 30,
                                              2001           2001
                                          (Unaudited)
Current liabilities:
  Current portion of notes payable
    due related party                    $   206,110    $  206,110
  Current portion of long-term debt          111,305        73,656
  Accounts payable                         3,533,607     4,029,420
  Accrued payroll and related taxes          300,402       305,758
  Accrued expenses and other
    liabilities                              153,390       202,372

           Total current liabilities       4,304,814     4,817,316

Notes payable due related party,
  net of current portion                     211,805       241,805
Long-term debt, net of current
  portion                                    312,137       216,749
Minority interest                            819,161       765,552
Deferred credit                              131,920       154,420

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at September 30, 2001
    and June 30, 2001
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,742,189 at September 30, 2001
    and at June 30, 2001                         377           377
  Additional paid-in capital              17,691,946    17,691,946
   Stock sale receivable                    (115,500)     (115,500)
   Treasury stock (11,000 shares at
    September 30, 2001 and
    June 30, 2001)                           (52,249)      (52,249)
   Accumulated deficit                   (10,913,905)  (11,117,340)

     Total shareholders' equity            6,610,670     6,407,235

            Total liabilities and
              shareholders' equity       $12,390,507   $12,603,077


     See accompanying notes to consolidated financial statements.

                                     4
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                        September 30,    September 30,
                                           2001             2000

Net sales                             $12,580,646        $10,570,026

Cost and expenses:
  Cost of goods sold                    9,919,954          8,522,462
  Selling and retail                    1,552,987          1,410,163
  Warehouse and delivery                  198,353            184,919
  Administrative                          660,559            640,197

                                       12,331,853         10,757,741

        Operating income (loss)           248,793           (187,715)

Other income (expense):
  Interest expense                        (10,558)           (12,864)
  Interest income                          20,384             30,740
  Other                                    22,099            118,764

       Total other income                  31,925            136,640
  Income (loss) before
       minority interest                  280,718            (51,075)
Minority interest                         (53,609)           (14,805)
  Income (loss) from continuing
       operations before income           227,109            (65,880)
       taxes
    Provision for income taxes             13,000                  -
 Income (loss) from continuing
       operations after income
       taxes                              214,109            (65,880)

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                (10,674)          (118,162)
  Net loss from discontinued
         operations                       (10,674)          (118,162)

  Net Income (loss)                   $   203,435         $ (184,042)

  Basic and diluted income (loss)
       per share:
    Continuing operations             $       .06         $     (.02)
    Discontinued operations                  (.01)              (.03)
  Basic and diluted income (loss)
       per share                      $       .05         $     (.05)

Weighted average common shares
    outstanding                         3,757,103          3,742,189

     See accompanying notes to consolidated financial statements.
                                     5
     FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                      September 30,  September 30,
                                          2001           2000
  Cash flows from operating
      activities:
  Net income (loss)                    $ 203,435      $(184,042)
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
  Depreciation                            74,615         69,146
  Amortization                            22,775         21,151
  Minority interest                       53,609         14,805
  Decrease in deferred credit            (22,500)       (15,000)
  Changes in certain working capital
      elements                          (359,767)        14,174
      Net cash flows used in
           operating activities          (27,833)       (79,766)

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                          (24,118)       (45,852)
  Proceeds from sale of
      marketable securities                    -        492,184
  Net change in advances due from
      related companies                     (825)             -
  Increase in other assets, net         (117,575)          (706)
      Net cash provided by (used in)
           investing activities         (142,518)       445,626

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                     161,890              -
  Payments of long-term debt             (28,853)       (42,478)
  Net repayments of notes to
      related parties                    (30,000)       (30,000)
      Net cash provided by (used in)
           financing activities          103,037        (72,478)
Net decrease in cash
      and cash equivalents               (67,314)       293,382
Cash and cash equivalents at
      beginning of period                374,423        384,554
Cash and cash equivalents at
      end of period                   $  307,109     $  677,936






     See accompanying notes to consolidated financial statements.

                                     6
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                     September 30,    September 30,
                                         2001             2000


Changes in certain working capital
     elements:
  Accounts receivable, net           $  100,193       $  212,777
  Inventories                             1,253           28,037
  Prepaid expenses                       89,906            1,606
  Receivables from related parties         (967)           2,294
  Accounts payable                     (495,814)        (286,227)
  Accrued payroll and related
      taxes                              (5,356)           7,511
  Accrued expenses and other
      liabilities                       (48,982)          48,176

     Net change                      $ (359,767)      $   14,174





Supplemental cash flow information:

Cash paid during the first
    three months:

     Interest                        $   11,329   $   12,864

     Income taxes                    $   10,912   $        -




















                                     7
   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2001
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Basic and dilutive income per share is the same because all stock options were exercisable above the current market price as of September 30, 2001.

         It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2001.


2.  Business Segments:

    The Company had three active business segments as of September 30, 2001 and 2000. 1) wholesale and retail sales of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the three months ended September 30, 2001:

             Diabetic,     EMT, Fire,
           Medical, and    Police Equip   Pharmacy
         Surgical Supplies and Supplies    Chain     Corporate  Consolidated

Net Sales    $2,402,760     $1,118,945   $9,058,941 $        -  $12,580,646
Operating
income (loss)    59,986         (9,993)     282,159    (83,359)     248,793
Total assets  2,930,547      1,414,693    6,923,915  1,121,352   12,390,507
Capital
Expenditures     22,153        53,950      131,302          -       207,405
                                 continued
                                     8
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Business segments: continued,


Summary data for the three months ended September 30, 2001: continued,

Depreciation
 and
 amortization    28,660        15,158       52,568       1,004       97,390
Interest income  (6,298)            -       (3,101)    (10,985)     (20,384)
Interest
 expense          4,840           304        5,414          -        10,558


Summary data for the three months ended September 30, 2000:

            Diabetic,      EMT, Fire,
         Medical, and      Police Equip  Pharmacy
        Surgical Supplies  and Supplies   Chain      Corporate  Consolidated

Net Sales    $2,053,360    $1,320,258   $7,196,408  $        -  $10,570,026
Operating
(loss)income    (37,355)      (72,837)      41,314    (118,837)    (187,715)
Total assets  2,921,741     1,671,962    5,814,011   1,902,648   12,310,362
Capital
Expenditures     33,509             -       10,446           -       43,955
Depreciation
 and
 amortization    33,722        18,516       37,190         869       90,297
Interest income  (3,794)            -       (2,026)    (24,920)     (30,740)
Interest
 expense          8,894           308        3,662          -        12,864






















                                     9
  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations:

     The Company has changed its fiscal year end from December 31 to June 30, accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

NET SALES. Total sales for the three months ended September 30, 2001 increased by 19.0% from September 30, 2000 to $12,580,646 from $10,570,026 in 2000. The Company had three active business segments for the three months ended September 30, 2001 and September 30, 2000: 1) wholesale and retail sales of surgical, diabetic, medical equipment and supplies, (2) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, and (3) retail pharmacy drug store chain. Business segments are determined by the management approach which analyzes results based on products or services offered for sale. The following table shows sales by business segments for the three months ended September 30, 2001 as compared to the same period in 2000:

Business Segment             2001            2000    % increase
                                                      (decrease)
Diabetic, medical and
 surgical supplies       $ 2,402,760     $ 2,053,360     17.0%
EMT, fire, police
 equipment and
 supplies                  1,118,945       1,320,258    (15.3)
Pharmacy chain             9,058,941       7,196,408     25.9
Total for business
  segments               $12,580,646     $10,570,026     19.0%

     The diabetic, medical and surgical supplies segment increased $349,400 in 2001, as compared to 2000, mainly due to increased sales at ADCO and Nyer Internet. ADCO has seen an increase in supplies and equipment sales due to a continuing marketing effort. Nyer Internet has increased the number of products available on-line which has aided its increase in sales.

     The EMT, fire, police equipment and supplies segment had a decrease of $201,313 in 2001 as compared to 2000 sales. The main reason for this decrease was due to Anton's sales decline. Its decrease can be attributed to increased competition. We are working on increasing its margins to offset this decline in sales.





                                     10
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

    The pharmacy chain segment's sales increase of $1,862,533 was due to increases in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted-living and home-based sectors.

GROSS PROFIT MARGINS. Our overall gross margins were 21.2% for the three months ended September 30, 2001 as compared 19.4% for the three months ended September 30, 2000.

The following is a table of gross margin percentages by business segments for the three months ended September 30, 2001 and 2000:

      Business Segment             2001       2000

      Diabetic, medical and
      surgical supplies            27.5%      26.4%
      EMT, fire, police
      equipment and supplies       23.5       16.8
      Pharmacy chain               19.2       17.9
      Total for business
       segments                    21.2%      19.4%

     The diabetic, medical and surgical supplies segment's gross margin increased from 26.4% in 2000 to 27.5% in 2001. This increase is due to increased sales volume, better product cost sourcing and fewer equipment sales which generally have a lower gross profit margin.

     The EMT, fire, police equipment and supplies segment experienced an increase in its margins from 16.8% in 2000 as compared 23.5% for the three months ended September 30, 2001. The main increase in margin was Conway's continuing effort to increase its gross profit margin and profits.

     The pharmacy chain's gross margin increased 1.3% for the first three months ended September 30, 2001 as compared to the same period of 2000. The main increase in margins was due to increased sales volume and better product sourcing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased 7.9% for the three months ended September 30, 2001 to approximately $2,411,899 as compared to $2,235,279 for the three months ended September 30, 2000.

    The following table shows the breakdown by business segments for the three months ended September 30, 2001 and 2000:




                                     11
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

Business Segment            2001            2000      % increase
                                                      (decrease)
Diabetic, medical and
 surgical supplies       $   601,490     $   578,913      3.9%
EMT, fire, police
 equipment and supplies      273,195         294,297     (7.2)
Pharmacy chain             1,453,855       1,243,234     12.5
Corporate                     83,359         118,835     19.6
Total for business
  segments               $ 2,411,899     $ 2,235,279     11.9%

     The diabetic, medical and surgical supplies segment's selling, general and administrative (S,G&A) expenses increased $22,577. Most of the increase came from increased wage and commission expenses directly related to the increase in sales.

     The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G&A expenses of approximately $21,000 for the three months ended September 30, 2001 as compared to the same period ended September 30, 2000. This decrease was mainly due to expenses directly related to sales. This segment experienced a decline in its sales of $201,313.

     The Pharmacy chain had an increase in its S,G&A expenses of $210,621. Its increase also came mainly from increased labor wages and expenses costs associated with the increase in sales.

CONTINUING OPERATIONS. We had a profit from continuing operations for the three months ended September 30, 2001 of $214,109 as compared to a loss of $65,880 for the three months ended September 30, 2000.

The following table shows the break down by business segments for the three months ended September 30, 2001 and 2000:

Business Segment              2001           2000

Diabetic, medical and
 surgical supplies       $    61,446     $   (38,335)
EMT, fire, police
 equipment and supplies      (21,368)        (73,137)
Pharmacy chain               215,157         104 248
Corporate                    (41,126)        (58,656)
Total for business
  segments               $   214,109     $   (65,880)

     The diabetic, medical and surgical supplies segment's showed a profit for the first three months ended September 30, 2001 of $61,446 as compared to a loss of 38,335 for the three months ended September 30, 2000. The main reasons for this segment's profitability was an increase in sales
                                     12
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

of $349,400 and an increase in its gross profit margin of 1.1%.

     The EMT, fire, police equipment and supplies segment's loss was mainly due to Anton's decline in sales. Conway experienced an increase in its gross profit margin of approximately 6% and an increase in its sales of approximately 2%.

     The Pharmacy chain had an increase in its profits of $110,909 over the same period last year due to increased sales volume and an increase in gross profit margins.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented.

     Nyer Nutritional incurred $10,674 in net costs for the three months ended September 30, 2001 as compared to $118,162 in net costs for the three months ended September 30, 2000.

     We have reported the assets to be disposed (primarily patents and fixed assets) as discontinued operations as of September 30, 2001.
All equipment is being listed for sale on our website. The Company settled litigation regarding the patents. The settlement approximates the net book value of the patents.

Liquidity and Capital Resources

     Net cash used in operating activities was $27,833 for the three months ended September 30, 2001 as compared to $79,766 for the same period ended September 30, 2000. The primary use of cash from operations was to fund operations for our nutritional, fire, police and rescue equipment and supplies, Internet and corporate operations.

     The net cash (used in) provided by investing activities was $(142,518) and $445,626, for the three months ended September 30, 2001 and 2000, respectively. The decrease was largely due to the proceeds received from marketable securities in 2000.

     Net cash provided by (used in) financing activities was $103,037 for three months ended September 30, 2001 as compared to $(72,478) for the same period in 2000. The decrease is due to the issuance of long-term debt of $161,890 for the three months ended September 30, 2001 as compared to $0 for the three months ended September 30, 2000.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

                                     13
 FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    SEPTEMBER 30, 2001

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



                                                  NYER MEDICAL GROUP, INC.


     Date:  November 19, 2001                     /s/ Samuel Nyer
                                                  Samuel Nyer,
                                                  President







     Date:  November 19, 2001                     /s/ Karen L. Wright
                                                  Karen L. Wright,
                                                  Treasurer
                                                  (Chief Financial Officer)







                                     14