Form 10-Q
period 2001-12-31
NYER MEDICAL GROUP INC
filed 2002-02-14
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended December 31, 2001


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

As of February 13, 2002, there were 3,758,062 shares of common stock outstanding, par value $.0001 per share.




  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        DECEMBER 31, 2001





                                      INDEX

                                      PART I

                              FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, December 31, 2001
                and June 30, 2001                                     3-4

           Consolidated Statements of Operations, Three Months
                Ended December 31, 2001 and December 31, 2000          5

           Consolidated Statements of Operations, Six Months
                Ended December 31, 2001 and December 31, 2000          6

           Consolidated Statements of Cash Flows, Six Months
                Ended December 31, 2001 and December 31, 2000         7-8

           Selected Notes to Consolidated Financial Statements        9-10


  Item 2.  Management's Discussion and Analysis of Second
                Quarter 2001 Results                                 11-17



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                         17


           Signatures                                                18













     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                         December 31    June 30,
                                             2001          2001
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $  607,319    $   374,423
  Investment in marketable securities       821,798        821,798
  Accounts receivable, less
    allowance for doubtful accounts
    of $433,339 at December 2001
    and $348,339 at June 30, 2001         4,176,726      4,447,290
  Inventories, net                        4,775,520      4,720,835
  Prepaid expenses                          261,564        284,631
  Receivables from related parties           14,188          9,798


            Total current assets         10,657,115     10,658,775

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    761,949        743,619
  Machinery and equipment                    71,189        175,952
  Transportation equipment                  356,507        335,059
  Office furniture, fixtures,
    and equipment                         1,023,335      1,006,113

                                          2,947,288      2,995,051
  Less accumulated depreciation
    and amortization                     (1,652,180)    (1,569,366)

                                          1,295,108      1,425,685

Goodwill and other deferred assets,
  net of accumulated amortization of
  $629,271 and $583,723 at December 31,
  2001 and June 30, 2001,
  respectively                              396,909        292,457
Advances due from related companies          39,917         38,267
Non-current assets of discontinued
  operation                                 134,367        187,893

                                            571,193        518,617

            Total assets                $12,523,416    $12,603,077



     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          December 31,    June 30,
                                              2001           2001
                                          (Unaudited)
Current liabilities:
  Current portion of notes payable
    due related party                    $   206,110    $  206,110
  Current portion of long-term debt          123,152        73,656
  Accounts payable                         3,498,210     4,029,420
  Accrued payroll and related taxes           72,992       305,758
  Accrued expenses and other
    liabilities                              306,977       202,372

           Total current liabilities       4,207,441     4,817,316

Notes payable due related party,
  net of current portion                     181,805       241,805
Long-term debt, net of current
  portion                                    286,876       216,749
Minority interest                            868,315       765,552
Deferred credit                              105,340       154,420

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at December 31, 2001
    and June 30, 2001
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at December 31, 2001
    and at June 30, 2001                         377           377
  Additional paid-in capital              17,691,946    17,691,946
   Stock sale receivable                           -      (115,500)
   Treasury stock (11,000 shares at
    December 31, 2001 and
    June 30, 2001)                           (52,249)      (52,249)
   Accumulated deficit                   (10,766,436)  (11,117,340)

     Total shareholders' equity            6,873,639     6,407,235

            Total liabilities and
              shareholders' equity       $12,523,416   $12,603,077




     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                           Three Months Ended
                                        December 31,    December 31,
                                           2001             2000

Net sales                             $13,217,216        $11,032,054

Cost and expenses:
  Cost of goods sold                   10,540,564          8,378,433
  Selling and retail                    1,670,291          1,470,316
  Warehouse and delivery                  197,035            208,524
  Administrative                          724,237          1,042,529
  Impairment                                    -             42,666

                                       13,132,127         11,142,468

        Operating income (loss)            85,089           (110,414)

Other income (expense):
  Interest expense                         (5,496)           (45,946)
  Interest income                          10,202             42,282
  Other                                   130,551             83,646

       Total other income                 135,257             79,982
  Income (loss) before
       minority interest                  220,346            (30,432)
Minority interest                         (49,153)           (71,100)
  Income (loss) from continuing
       operations before income           171,193           (101,532)
       taxes
    Provision for income taxes             13,000             20,000
 Income (loss) from continuing
       operations after income
       taxes                              158,193           (121,532)

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                (10,724)           (24,240)
  Net loss from discontinued
         operations                       (10,724)           (24,240)

  Net Income (loss)                   $   147,469         $ (145,772)

  Basic and diluted income (loss)
       per share:
    Continuing operations             $       .04         $     (.03)
    Discontinued operations                     -               (.01)
  Basic and diluted income (loss)
       per share                      $       .04         $     (.04)

Weighted average common shares
    outstanding                         3,757,103          3,742,189
     See accompanying notes to consolidated financial statements.
    FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                              Six months ended
                                        December 31,    December 31,
                                           2001             2000

Net sales                             $25,797,862        $21,602,080

Cost and expenses:
  Cost of goods sold                   20,460,518         16,900,895
  Selling and retail                    3,223,277          2,880,479
  Warehouse and delivery                  395,388            393,442
  Administrative                        1,384,796          1,682,727
  Impairment                                    -             42,666

                                       25,463,979         21,900,209

        Operating income (loss)           333,883           (298,129)

Other income (expense):
  Interest expense                        (16,054)           (58,810)
  Interest income                          30,586             73,022
  Other                                   152,650            202,410

       Total other income                 167,182            216,622
  Income (loss) before
       minority interest                  501,065            (81,507)
Minority interest                        (102,763)           (85,905)
  Income (loss) from continuing
       operations before income           398,302           (167,412)
       taxes
    Provision for income taxes             26,000             20,000
 Income (loss) from continuing
       operations after income
       taxes                              372,302           (187,412)

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                (21,398)          (142,402)
  Net loss from discontinued
         operations                       (21,398)          (142,402)

  Net Income (loss)                   $   350,904         $ (329,814)

  Basic and diluted income (loss)
       per share:
    Continuing operations             $       .10         $     (.05)
    Discontinued operations                  (.01)              (.04)
  Basic and diluted income (loss)
       per share                      $       .09         $     (.09)

Weighted average common shares
    outstanding                         3,761,104          3,752,779
     See accompanying notes to consolidated financial statements.
 FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                          Six months ended
                                      December 31,  December 31,
                                          2001           2000
  Cash flows from operating
      activities:
  Net income (loss)                    $ 350,904      $(329,814)
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
  Impairment Loss                              -         42,666
  Depreciation                           200,319        158,862
  Amortization                            45,549         43,200
  Loss on disposal of property, plant
      and equipment                                       6,279
  Gain on sale of respiratory
      Division                           (77,001)
  Minority interest                      102,763         85,905
  Decrease in deferred credit            (49,080)       (35,501)
  Changes in certain working capital
      elements                          (424,815)       291,231
      Net cash flows provided by
           operating activities          148,639        262,828
Cash flows from investing activities:
  Purchase of pharmacy assets           (150,000)             -
  Purchase of property, plant and
      equipment                          (67,319)      (112,829)
  Proceeds from sale of division         150,000              -
  Proceeds from sale of
      marketable securities                    -        463,958
  Net change in advances due from
      related companies                     (825)        (2,269)
  Increase in other assets, net          (22,722)       (19,190)
      Net cash(used in) provided by
           investing activities          (90,866)       329,670
Cash flows from financing activities:
  Loan repayment from stock sale
      receivable                         115,500              -
  Proceeds from issuance of
      long-term debt                     181,953              -
  Payments of long-term debt             (62,330)      (128,928)
  Net repayments of notes to
      related parties                    (60,000)       (44,287)
      Net cash provided by (used in)
           financing activities          175,123       (173,215)
Net increase in cash
      and cash equivalents               232,896        419,283
Cash and cash equivalents at
      beginning of period                374,423        384,554
Cash and cash equivalents at
      end of period                   $  607,319     $  803,837

     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                          Six months ended
                                     December 31,    December 31,
                                         2001             2000


Changes in certain working capital
     elements:
  Accounts receivable, net           $  270,564       $ (286,364)
  Inventories                           (54,685)         155,485
  Prepaid expenses                       23,067          132,698
  Receivables from related parties       (4,390)            (427)
  Accounts payable                     (531,210)          65,104
  Accrued payroll and related
      taxes                            (232,766)          49,554
  Accrued expenses and other
      liabilities                       104,605          175,181

     Net change                      $ (424,815)      $  291,231





Supplemental cash flow information:

Cash paid during the first
    six months:

     Interest                        $   11,329   $   24,710

     Income taxes                    $   10,912   $        -





















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Basic and dilutive income per share is the same because all stock options were exercisable above the current market price as of December 31, 2001.

         It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

2.  Business Segments:

    The Company had three active business segments as of December 31, 2001 and 2000. 1) retail pharmacy drug store chain, (2) wholesale and retail sales of surgical and medical equipment and supplies, and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the six months ended December 31, 2001:

                          Medical and  EMT, Fire,
                Pharmacy    Surgical   Police Equip
                 Chain      Supplies   and Supplies  Corporate Consolidated

Net Sales     $18,940,460  $4,638,098   $2,219,304  $        -   $25,797,862
Operating
income (loss)     411,434     179,459      (88,521)   (130,070)      372,302
Total assets    7,059,285   3,037,703    1,172,097   1,254,331    12,523,416
Capital
Expenditures       47,512      12,446        6,836         525        67,319

                                     continued
FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2001
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Business segments: continued,

Summary data for the six months ended December 31, 2001: continued,

                        Medical and  EMT, Fire,
              Pharmacy   Surgical    Police Equip
               Chain     Supplies    and Supplies Corporate  Consolidated
Depreciation
 and
 amortization   131,451   82,679       29,701       2,037       245,868
Interest income  (6,345) (10,648)           -     (13,593)      (30,586)
Interest
 expense          5,162   10,259          633           -        16,054

Summary data for the six months ended December 31, 2000:

                          Medical and  EMT, Fire,
                Pharmacy    Surgical   Police Equip
                 Chain      Supplies   and Supplies  Corporate Consolidated

Net Sales     $15,086,114  $4,166,641   $2,349,325  $        -  $21,602,080
Operating
income (loss)     277,201       3,234     (186,175)   (392,389)    (298,129)
Total assets    6,054,423   2,921,379    1,681,280   1,977,749   12,634,831
Capital
Expenditures       63,434      48,995          400           -      112,829
Depreciation
 and
 amortization      81,518      83,031       35,326       2,007      201,882
Interest income    (9,877)     (9,262)           -     (53,883)     (73,022)
Interest
 expense            8,795      17,256       32,759          -        58,810





















                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations:

     The Company has changed its fiscal year end from December 31 to June 30, and accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000 as well as for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

NET SALES. Total sales for the six months ended December 31, 2001 increased by 19.4% from December 31, 2000 to $25,797,862 from $21,602,080 in 2000.
The Company had three active business segments for the six months ended December 31, 2001 and December 31, 2000: 1) retail pharmacy drug store chain
(2) wholesale and retail sales of medical and surgical equipment and supplies and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments and police departments. Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

The following table shows sales by business segments for the six months ended December 31, 2001 as compared to the same period in 2000:

Business Segment             2001            2000    % increase
                                                      (decrease)

Pharmacy chain           $18,940,460     $15,086,114     25.5%
Medical and
 surgical supplies         4,638,098       4,166,641     11.3
EMT, fire, police
 equipment and
 supplies                  2,219,304       2,349,325     (5.5)

Total for business
  segments               $25,797,862     $21,602,080     19.4%

    The pharmacy chain segment's sales increase of $3,854,346 was due to the purchase of an existing pharmacy and a continuing increase in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted-living and home-based sectors, increased advertising and home delivery service.

    The medical and surgical supplies segment increased $471,457 in 2001, as compared to 2000, mainly due to increased sales at ADCO and Nyer Internet. ADCO has seen an increase in supplies and equipment sales due to a continuing marketing effort. Nyer Internet has increased the number of products available on-line which has aided its increase in sales.






FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations: continued,

     The EMT, fire, police equipment and supplies segment had a decrease in sales of $130,021 in 2001 as compared to 2000 sales. The main reason for this decrease was due to less than anticipated sales as compared to the same same period last year. Also, Conway had a change in sales management in the last quarter of 2001. A replacement has been hired. We believe that this sales decline is short term. We are still working on increasing our margins to offset this decline in sales.

The following table shows sales by business segments for the three months ended December 31, 2001 as compared to the same period in 2000:

                                Three month ended
                                 December 31,
Business Segment             2001            2000    % increase
                                                      (decrease)

Pharmacy chain           $ 9,881,519     $ 7,889,706     25.2%
Medical and
 surgical supplies         2,235,338       2,113,282      5.8
EMT, fire, police
 equipment and
 supplies                  1,100,359       1,029,066      6.9

Total for business
  segments               $13,217,216     $11,032,054     19.8%

    The pharmacy chain segment's sales increase and the medical and surgical supplies segment differences are as stated above. ADCO South had a slight decrease in sales due to less than anticipated equipment sales.

    The EMT, fire, police equipment and supplies segment had an increase of $71,293 for the three months ended in 2001 as compared to 2000 sales due to an increase in Anton's sales. Anton had more equipment sales than they had the previous two quarters. Conway had a slight decrease for the three months ended December 31, 2001 as compared to the same period in 2000. The reasons for the decreases are the same as stated above for the six months ended.

GROSS PROFIT MARGINS. Our overall gross margins were 20.7% for the six months ended December 31, 2001 as compared 21.8% for the six months ended December 31, 2000.







FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations: continued,

GROSS PROFIT MARGINS: continued,

The following is a table of gross margin percentages by business segments for the six months ended December 31, 2001 and 2000 and for the three months ended December 31, 2001 and 2000:

                    Six months ended        Three months ended
                      December 31,             December 31,
Business Segment     2001      2000           2001       2000

Pharmacy chain       18.8%     19.1%          18.4%      20.3%
Medical and
 surgical supplies   28.1      31.2           28.8       35.9
EMT, fire, police
 equipment and
 supplies            21.6      21.8           19.6       28.3

Total for business
 segments            20.7%     21.8%          20.3%      24.1%


     The pharmacy chain's gross margin decreased .3% for the first six months ended December 31, 2001 to 18.8% as compared 19.1% for the same period of 2000. The main reason for this decrease was due to lower insurance reimbursement on prescription drugs. Their margins also saw a decline for the three months ended December 31, 2001 to 18.4% as compared to 20.3% for the three months ended December 31, 2000.
The main reason for this decrease was as stated above, lower insurance reimbursement on prescription drugs.

     The medical and surgical supplies segment's gross margin decreased from 31.2% for the six months ended 2000 to 28.1% for the six months ended December 31, 2001. This decrease is due to increased sales volume at ADCO Surgical Supply ("ADCO") which saw an increase in their equipment sales which generally have a lower gross profit margin and in December 2000, ADCO reduced its inventory reserve by $50,000. The decrease in margin for the three months ended December 31, 2001 of 3.1% as compared to three months ended December 31, 2000 are as stated above.

     The EMT, fire, police equipment and supplies segment experienced a slight decrease in its margins from 21.8% for the six months ended December 31, 2000 as compared 21.6% for the six months ended December 31, 2001. They also experienced a decrease in its margins from 28.3% for the three months ended December 31, 2000 as compared 19.6% for the three months ended December 31, 2001. Conway had a change in sales management in the last quarter of 2001. A replacement has been hired.
We believe that this margin decline is short term. Anton and Conway are concentrating on increasing its gross profit margin and profits.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Consolidated selling, general and administrative expenses were basically unchanged for the six months ended December 31, 2001, $5,003,461 as compared to $4,999,314 for the six months ended December 31, 2000.

    The following table shows the breakdown by business segments for the six months ended December 31, 2001 and 2000 and for the three months ended December 31, 2001 and 2000:

                     Six months ended           Three months ended
                       December 31,                December 31,
Business Segment      2001         2000          2001        2000

Pharmacy chain     $3,044,399   $2,609,858    $1,590,544  $1,366,624
Medical and
 surgical supplies  1,202,383    1,298,952       600,894     720,041
EMT, fire, police
 equipment and
 supplies             545,289      698,115       272,094     403,818
Corporate             211,390      392,389       128,031     273,552
Total for business
segments           $5,003,461   $4,999,314    $2,591,563  $2,764,035

     The Pharmacy chain had an increase in its S,G&A expenses of $434,541. Its increase came mainly from increased labor wages and expenses associated with the increase in sales.

     The medical and surgical supplies segment's selling, general and administrative (S,G&A) expenses decreased $96,569. Most of this was the increase in accounts receivable reserve of $50,000 in December 2000. Their accounts receivable reserve was increased by $85,000 for the six months ended December 2001 ($75,000 of this expense was included against other income, not included in S,G&A, this expense was offset by the gain of the sale of the respiratory division. Also, respiratory salaries were down due to a therapist leaving to work for another company in anticipation of the sale of this division.

     The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G&A expenses of approximately $152,826 for the six months ended December 31, 2001 as compared to the same period ended December 31, 2000. This decrease was mainly due to expenses directly related to sales and a write down of goodwill of $42,666 in 2000.

     Corporate saw a decrease of $180,999 in S,G&A expenses for the six months ended December 31, 2001 as compared to December 31, 2000. The main decrease came from a stock guarantee expense in December 2000 of $100,000 in connection with an anticipated acquisition.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: continued,

    The pharmacy chain segment's sales increase and the medical and surgical supplies segment differences for three months ended December 31, 2001 as compared to December 31, 2000, are stated above.

     The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G&A expenses of approximately $131,724 for the three months ended December 31, 2001 as compared to the same period ended December 31, 2000. This decrease was mainly due to expenses directly related to sales and a write down of goodwill of $42,666 in 2000.

     Corporate saw a decrease of $145,521 in S,G&A expenses for the three months ended December 31, 2001 as compared to December 31, 2000. The reasons are the same as stated above.

CONTINUING OPERATIONS. We had a profit from continuing operations for the six months ended December 31, 2001 of $372,302 as compared to a loss of $187,412 for the six months ended December 31, 2000.

    The following table shows the breakdown by business segments for the six months ended December 31, 2001 and 2000 and for the three months ended December 31, 2001 and 2000:

                     Six months ended          Three months ended
                       December 31,                December 31,
Business Segment      2001       2000            2001        2000

Pharmacy chain      $ 411,434  $ 336,417      $ 196,277   $ 232,169
Medical and
 surgical supplies    179,459      1,899        118,016      40,231
EMT, fire, police
 equipment and
 supplies             (88,521)  (259,599)       (67,153)   (186,462)
Corporate            (130,070)  (266,129)       (88,947)   (207,470)
Total for business
segments            $ 372,302  $(187,412)     $ 158,193   $ 121,532

     The Pharmacy chain had an increase in its profits of $75,017 for six months ended December 31, 2001 as compared to the same period in 2000 due to increased sales volume. Their had a decrease in profits for the three months ended December 31, 2001 as compared to December 31, 2000 of $35,892 and this can be attributed to a lower gross profit margin.

     The medical and surgical supplies segment's showed a profit for the six months ended December 31, 2001 of $179,459 as compared to a $1,899 for the six months ended December 31, 2000. The two

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

CONTINUING OPERATIONS: continued,

main reasons for this increase was the sale of their respiratory division and increased sales volume. Their profit increased $77,785 for the three months ended December 31, 2001 as compared to December 31, 2000 mainly due to the sales of their respiratory division.

    The EMT, fire, police equipment and supplies segment's loss was mainly due to decline in sales and margins. We are marketing new and existing accounts to offset this decline in sales and marketing.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented.

     Nyer Nutritional incurred $21,398 in net costs for the six months ended December 31, 2001 as compared to $142,402 in net costs for the six months ended December 31, 2000. They incurred $10,724 in net costs for the three months ended December 31, 2001 as compared to $24,240 in net costs for the three months ended December 31, 2000.

     We have reported the assets to be disposed (primarily patents and fixed assets) as discontinued operations as of December 31, 2001. All equipment is listed for sale on our website. The Company settled litigation regarding the patents. The settlement approximates the net book value of the patents.

Liquidity and Capital Resources

     Net cash provided by operating activities was $148,639 for the six months ended December 31, 2001 as compared to $262,828 for the six months ended December 31, 2000. The primary use of cash from operations was to fund operations for our nutritional, fire, police and rescue equipment and supplies, Internet and corporate operations.

     The net cash (used in) provided by investing activities was $(90,866) for the six months end December 31, 2001 as compared to cash provided of $329,670 for the six months ended December 31, 2000. The decrease was mainly due to the proceeds of $463,958 received from marketable securities in 2000.

     Net cash provided by (used in) financing activities was $175,123 for six months ended December 31, 2001 as compared to ($173,215) for the same period in 2000. The decrease is due to the issuance of long-term debt of $181,953 and the repayment of a stock sale receivable of $115,500 for the six months ended December 31, 2001 as compared to $0 for the six months ended December 31, 2000.




FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2001
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER RESULTS

Liquidity and Capital Resources: continued,

     In December 2001, the Company's Chief Executive Officer paid $115,500, plus all accrued interest, for a stock sale receivable. This receivable was included in shareholders' equity section of the balance sheet.

     In December 2001, the Company sold its respiratory division. The Company feels it can offset the loss in sales through increased sales in its medical and surgical segment as well as in its retail pharmacy division.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

                            PART II


Item 3:  Other information


    The Company is still actively seeking to acquire medical related companies.





























FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    DECEMBER 31, 2001

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NYER MEDICAL GROUP, INC.


     Date: February 14, 2002                     /s/ Karen L. Wright
                                                 Karen L. Wright,
                                                 Treasurer
                                                 (Chief Financial Officer)