Form 10-Q
period 2002-03-31
NYER MEDICAL GROUP INC
filed 2002-05-20
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 2002


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

As of May 17, 2002, there were 3,758,062 shares of common stock outstanding, par value $.0001 per share.



                                 1-18
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 2002





                                      INDEX

                                      PART I

                              FINANCIAL INFORMATION


                                                                   Page No.

  Item 1.  Financial Statements:


           Consolidated Balance Sheets, March 31, 2002
                and June 30, 2001                                     3-4

           Consolidated Statements of Operations, Three Months
                Ended March 31, 2002 and March 31, 2001                5

           Consolidated Statements of Operations, Nine Months
                Ended March 31, 2002 and March 31, 2001                6

           Consolidated Statements of Cash Flows, Nine Months
                Ended March 31, 2002 and March 31, 2001               7-8

           Selected Notes to Consolidated Financial Statements        9-10


  Item 2.  Management's Discussion and Analysis of Third
                Quarter 2002 Results                                 11-17



                          PART II - OTHER INFORMATION

  Item 3.  Other Information                                          17


           Signatures                                                 18












                                   2
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                           March 31,    June 30,
                                             2002          2001
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $  489,261    $   374,423
  Investment in marketable securities       821,798        821,798
  Accounts receivable, less
    allowance for doubtful accounts
    of $420,339 at March 31, 2002
    and $348,339 at June 30, 2001         4,433,043      4,447,290
  Inventories, net                        5,110,791      4,720,835
  Prepaid expenses                          330,795        284,631
  Receivables from related parties            8,978          9,798


            Total current assets         11,194,666     10,658,775

Property, plant and equipment, at
  cost:
  Land                                       92,800         92,800
  Building                                  641,508        641,508
  Leasehold improvements                    841,594        743,619
  Machinery and equipment                    71,189        175,952
  Transportation equipment                  355,982        335,059
  Office furniture, fixtures,
    and equipment                         1,067,707      1,006,113

                                          3,070,780      2,995,051
  Less accumulated depreciation
    and amortization                     (1,744,557)    (1,569,366)

                                          1,326,223      1,425,685

Goodwill and other deferred assets,
  net of accumulated amortization of
  $660,713 and $583,723 at March 31,
  2002 and June 30, 2001,
  respectively                              485,467        292,457
Advances due from related companies          39,917         38,267
Non-current assets of discontinued
  operation                                       -        187,893

                                            525,384        518,617

            Total assets                $13,046,273    $12,603,077

     See accompanying notes to consolidated financial statements.

                                   3
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                           March 31,       June 30,
                                              2002           2001
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt      $   184,939    $   73,656
  Current portion of notes payable
    due related party                        206,110       206,110

  Accounts payable                         3,716,078     4,029,420
  Accrued payroll and related taxes          305,332       305,758
  Accrued expenses and other
    liabilities                              155,865       202,372

           Total current liabilities       4,568,324     4,817,316

Long-term debt, net of current
  portion                                    375,337       216,749
Notes payable due related party,
  net of current portion                     161,805       241,805
Minority interest                            916,934       765,552
Deferred credit                               95,543       154,420

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                      1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at March 31, 2002
    and June 30, 2001
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at March 31, 2002
    and at June 30, 2001                         377           377
  Additional paid-in capital              17,691,946    17,691,946
   Stock sale receivable                           -      (115,500)
   Treasury stock (11,000 shares at
    March 31, 2002 and
    June 30, 2001)                           (52,249)      (52,249)
   Accumulated deficit                   (10,711,745)  (11,117,340)

     Total shareholders' equity            6,928,330     6,407,235

            Total liabilities and
              shareholders' equity       $13,046,273   $12,603,077


     See accompanying notes to consolidated financial statements.
                                   4
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                           Three Months Ended
                                        March 31,          March 31,
                                          2002               2001

Net sales                             $13,463,572        $11,210,448

Cost and expenses:
  Cost of goods sold                   10,740,332          8,974,336
  Selling and retail                    1,661,905          1,419,444
  Warehouse and delivery                  200,130            211,138
  Administrative                          719,784            745,118

                                       13,322,151         11,350,036

        Operating income (loss)           141,421           (139,588)

Other income (expense):
  Interest expense                        (11,442)            (5,486)
  Interest income                          19,723             25,471
  Other                                      (256)             3,732

       Total other income                   8,025             23,717
  Income (loss) before
       minority interest                  149,446           (115,871)
Minority interest                         (48,619)           (20,716)
  Income (loss) from continuing
       operations before income
       taxes                              100,827           (136,587)
    Provision for income taxes             17,441                  -
 Income (loss) from continuing
       operations after income
       taxes                               83,386           (136,587)

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                (28,695)           (22,154)
  Net loss from discontinued
         operations                       (28,695)           (22,154)

  Net Income (loss)                   $    54,691         $ (158,741)

  Basic and diluted income (loss)
       per share:
    Continuing operations             $       .02         $     (.04)
    Discontinued operations                     -                  -
  Basic and diluted income (loss)
       per share                      $       .02         $     (.04)

Weighted average common shares
    outstanding                         3,758,062          3,753,189
     See accompanying notes to consolidated financial statements.
                                   5
    FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002
                            NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                              Nine months ended
                                        March 31,         March 31,
                                          2002              2001

Net sales                             $39,261,434        $32,812,528

Cost and expenses:
  Cost of goods sold                   31,200,850         25,875,231
  Selling and retail                    4,885,182          4,299,923
  Warehouse and delivery                  595,518            604,580
  Administrative                        2,104,580          2,427,845
  Impairment                                    -             42,666

                                       38,786,130         33,250,245

        Operating income (loss)           475,304           (437,717)

Other income (expense):
  Interest expense                        (27,496)           (64,296)
  Interest income                          50,309             98,493
  Other                                   152,394            206,142

       Total other income                 175,207            240,339
  Income (loss) before
       minority interest                  650,511           (197,378)
Minority interest                        (151,382)          (106,621)
  Income (loss) from continuing
       operations before income
       taxes                              499,129           (303,999)
    Provision for income taxes             43,441             20,000
 Income (loss) from continuing
       operations after income
       taxes                              455,688           (323,999)

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                (50,093)          (164,556)
  Net loss from discontinued
         operations                       (50,093)          (164,556)

  Net Income (loss)                   $   405,595         $ (488,555)

  Basic and diluted income (loss)
       per share:
    Continuing operations             $       .12         $     (.09)
    Discontinued operations                  (.01)              (.04)
  Basic and diluted income (loss)
       per share                      $       .11         $     (.13)

Weighted average common shares
    outstanding                         3,756,740          3,753,189
     See accompanying notes to consolidated financial statements.
                                   6
 FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                          Nine months ended
                                        March 31,     March 31,
                                          2002           2001
  Cash flows from operating
      activities:
  Net income (loss)                    $ 405,595      $(488,555)
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
  Impairment Loss                              -         42,666
  Depreciation                           291,513        232,307
  Amortization                            76,990         49,933
  Loss on disposal of property, plant
      and equipment                            -          6,279
  Gain on sale of respiratory
      division                           (77,001)             -
  Minority interest                      151,382        106,621
  Decrease in deferred credit            (58,877)       (35,501)
  Changes in certain working capital
      elements                          (781,328)       276,360
      Net cash flows provided by
           operating activities            8,274        190,110
Cash flows from investing activities:
  Purchase of pharmacy assets           (218,748)             -
  Purchase of property, plant and
      equipment                         (123,492)      (201,946)
  Proceeds from sale of division         150,000              -
  Proceeds from sale of
      marketable securities                    -        962,393
  Net change in advances due from
      related companies                     (825)        (2,269)
  Increase in other assets, net           (5,232)       (19,190)
      Net cash(used in) provided by
           investing activities         (198,297)       738,988
Cash flows from financing activities:
  Loan repayment from stock sale
      receivable                         115,500              -
  Proceeds from issuance of
      long-term debt                     369,701              -
  Payments of long-term debt            (100,340)      (158,454)
  Net repayments of notes to
      related parties                    (80,000)       (74,287)
      Net cash provided by (used in)
           financing activities          304,861       (232,741)
Net increase in cash
      and cash equivalents               114,838        696,357
Cash and cash equivalents at
      beginning of period                374,423        384,554
Cash and cash equivalents at
      end of period                   $  489,261     $1,080,911
     See accompanying notes to consolidated financial statements.
                                   7
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                          Nine months ended
                                       March 31,        March 31,
                                         2002             2001

Changes in certain working capital
     elements:
  Accounts receivable, net           $   14,247       $   26,119
  Inventories                          (389,956)         284,564
  Prepaid expenses                      (46,164)         110,838
  Receivables from related parties          820              995
  Accounts payable                     (313,342)        (147,741)
  Accrued payroll and related
      taxes                                (426)           2,793
  Accrued expenses and other
      liabilities                       (46,507)          (1,208)

     Net change                      $ (781,328)      $  276,360





Supplemental cash flow information:

Cash paid during the first
    nine months:

     Interest                        $   12,771   $   30,196

     Income taxes                    $   13,353   $        -





















                                   8
   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

         Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Basic and dilutive income per share is the same because all stock options were exercisable above the current market price as of March 31, 2002.

         It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

2.  Business Segments:

    The Company had three active business segments as of March 31, 2002 and 2001. 1) retail pharmacy drug store chain, (2) wholesale and retail sales of surgical and medical equipment and supplies, and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale.

    Summary data for the nine months ended March 31, 2002:

                          Medical and  EMT, Fire,
                Pharmacy    Surgical   Police Equip
                 Chain      Supplies   and Supplies  Corporate Consolidated
Net Sales     $29,257,693  $6,914,362   $3,089,379  $        -   $39,261,434
Operating
income (loss)     792,367     166,376     (142,651)   (340,788)      475,304
Total assets    7,737,461   2,856,794    1,175,163   1,276,855    13,046,273
Capital
Expenditures      170,504      12,446        7,336         525       190,811

                               continued
                                   9
FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2002
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Business segments: continued,

Summary data for the nine months ended March 31, 2002: continued,

                        Medical and  EMT, Fire,
              Pharmacy   Surgical    Police Equip
               Chain     Supplies    and Supplies Corporate  Consolidated
Depreciation
 and
 amortization   210,651  111,224       43,544       3,084       368,503
Interest income (20,317) (14,524)           -     (15,468)      (50,309)
Interest
 expense         11,250   15,292          954           -        27,496

Summary data for the nine months ended March 31, 2001:

                          Medical and  EMT, Fire,
                Pharmacy    Surgical   Police Equip
                 Chain      Supplies   and Supplies  Corporate Consolidated

Net Sales     $23,153,477  $6,196,696   $3,462,355  $        -  $32,812,528
Operating
income (loss)     394,845     (20,680)    (247,867)   (564,015)    (437,717)
Total assets    6,245,312   2,773,582    1,537,029   1,445,362   12,001,285
Capital
Expenditures      121,560      48,995       31,391           -      201,946
Depreciation
 and
 amortization     122,072     107,911       49,046       3,011      282,040
Interest income   (13,173)    (13,085)           -     (72,235)     (98,493)
Interest
 expense            8,997      22,341       32,958          -        64,296




















                                   10
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations:

     The Company has changed its fiscal year end from December 31 to June 30, and accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001 as well as for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

NET SALES. Total sales for the nine months ended March 31, 2002 increased by 19.7% from March 31, 2001 to $39,261,434 from $32,812,528 in 2001.
The Company had three active business segments for the nine months ended March 31, 2002 and March 31, 2001: 1) retail pharmacy drug store chain
(2) wholesale and retail sales of medical and surgical equipment and supplies and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments and police departments. Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

The following table shows sales by business segments for the nine months ended March 31, 2002 as compared to the same period in 2001:

Business Segment             2002            2001    % increase
                                                      (decrease)

Pharmacy chain           $29,257,693     $23,153,477     26.4%
Medical and
 surgical supplies         6,914,362       6,196,696     11.6
EMT, fire, police
 equipment and
 supplies                  3,089,379       3,462,355    (10.8)

Total for business
  segments               $39,261,434     $32,812,528     19.7%

    The pharmacy chain segment's sales increase of $6,104,216 was due to the purchase of an existing pharmacy and a continuing increase in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted-living and home-based sectors, increased advertising and home delivery service.

    The medical and surgical supplies segment increased $717,666, mainly due to increased sales at ADCO and Nyer Internet. ADCO has seen an increase in supplies and equipment sales due to a continuing marketing effort. Nyer Internet has increased the number of products available on-line which has aided its increase in sales.





                                   11
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

     The EMT, fire, police equipment and supplies segment had a decrease in sales of $372,976. The main reason for this decrease is less than anticipated sales as compared to the same period last year. Also, Conway had a change in sales management in the last quarter of 2001. A replacement has been hired. We believe that this sales decline is short term. We are still working on increasing our margins to offset this decline in sales.

The following table shows sales by business segments for the three months ended March 31, 2002 as compared to the same period in 2001:

                                Three months ended
                                    March 31,
Business Segment             2002            2001    % increase
                                                      (decrease)

Pharmacy chain           $10,317,233     $ 8,067,363     27.9%
Medical and
 surgical supplies         2,276,264       2,030,055     12.1
EMT, fire, police
 equipment and
 supplies                    870,075       1,113,030     21.8

Total for business
  segments               $13,463,572     $11,210,448     20.1%

    The pharmacy chain segment's sales increase and the medical and surgical supplies segment differences are as stated above. ADCO South had a slight decrease in sales due to less than anticipated equipment sales.

    The EMT, fire, police equipment and supplies segment had a decrease of $242,955 for the three months ended in March 31, 2002 as compared to the same period of 2001. The reasons for the decreases are the same as stated above for the nine months ended.

GROSS PROFIT MARGINS. Our overall gross profit margins were 20.5% for the nine months ended March 31, 2002 as compared 21.1% for the nine months ended March 31, 2001.









                                   12
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

GROSS PROFIT MARGINS: continued,

The following is a table of gross profit margin percentages by business segments for the nine months ended March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001:

                    Nine months ended        Three months ended
                        March 31,                March 31,
Business Segment     2002      2001           2002       2001

Pharmacy chain       18.7%     18.7%          18.7%      18.0%
Medical and
 surgical supplies   27.6      30.0           26.6       27.3
EMT, fire, police
 equipment and
 supplies            21.5      21.4           21.4       20.6

Total for business
 segments            20.5%     21.1%          20.2%      19.9%


     The pharmacy chain's gross profit margins increased .7% for the first nine months ended March 31, 2002 to 18.7% as compared 18.0% for the same period of 2001. The main reason for this increase was a decrease in costs from the company's major supplier which helps offset lower insurance reimbursement on prescription drugs. Margins remained the same for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

     The medical and surgical supplies segment's gross profit margins decreased to 27.6% for the nine months ended March 31, 2002 as compared to 30.0% for the same period ended March 31, 2001. This decrease is due to increased sales volume at ADCO Surgical Supply ("ADCO") and the internet division, which saw an increase in their equipment sales which generally have a lower gross profit margin and in December 2001, ADCO reduced its inventory reserve by $50,000. The reasons for the decrease in gross profit margins for the three months ended March 31, 2002 of .7% as compared to three months ended March 31, 2001 are as stated above.

     The EMT, fire, police equipment and supplies segment's gross profit margins remained approximately the same at 21.5% for the nine months ended March 31, 2002 as compared 21.4% for the nine months ended March 31, 2001. The segment also experienced an increase in its gross profit margins from 20.6% for the three months ended March 31, 2001 as compared 21.4% for the three months ended March 31, 2002. Conway had a change in sales management in the last quarter of 2001. A replacement has been hired. Anton and Conway are concentrating on increasing gross profit margins and profits.

                                   13
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Consolidated selling, general and administrative expenses increased $210,266 to $7,585,280 for the nine months ended March 31, 2002 as compared to $7,375,014 for the nine months ended March 31, 2001. Consolidated selling, general and administrative expenses for the three months ended increased $206,119 to $2,581,819 for the three months ended March 31, 2002 as compared to $2,375,700 for the three months ended March 31, 2001.

    The following table shows the breakdown by business segments of selling, general and administration expenses for the nine months ended March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001:

                     Nine months ended           Three months ended
                          March 31,                  March 31,
Business Segment      2002         2001          2002        2001

Pharmacy chain     $4,693,069   $3,944,512    $1,648,670  $1,334,654
Medical and
 surgical supplies  1,743,044    1,876,908       540,662     577,956
EMT, fire, police
 equipment and
 supplies             808,378      989,579       263,089     291,464
Corporate             340,789      564,015       129,398     171,626
Total for business
segments           $7,585,280   $7,375,014    $2,581,819  $2,375,700

     The Pharmacy chain had an increase in selling, general and administrative S,G&A expenses of $748,557. This increase came mainly from increased labor wages and expenses associated with the increase in sales.

     The medical and surgical supplies segment's S,G&A expenses decreased $133,864. The accounts receivable reserve was increased by $85,000 for the nine months ended March 31, 2002 ($75,000 of this expense was included against other income, not included in S,G&A). This expense was offset by the gain of the sale of the respiratory division. Also, respiratory salaries were eliminated due to the sale of the respiratory division.

     The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G&A expenses of approximately $181,201 for the nine months ended March 31, 2002 as compared to the same period ended March 31, 2001. This decrease was mainly due to expenses directly related to sales and a write-down of goodwill of $42,666 in 2001.


                                   14
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: continued,

     Corporate saw a decrease of $223,226 in S,G&A expenses for the nine months ended March 31, 2002 as compared to March 31, 2001. The main decrease came from a common stock guarantee expense in December 2001 of $100,000 in connection with an anticipated acquisition.

    The pharmacy chain segment's sales increase and the medical and surgical supplies segment differences for three months ended March 31, 2001 as compared to March 31, 2001, are stated above.

    The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G&A expenses of approximately $128,375 for the three months ended March 31, 2002 as compared to the same period ended March 31, 2001, This decrease was mainly due to expenses directly associated with the reduction in sales.

     Corporate saw a decrease of $42,228 in S,G&A expenses for the three months ended March 31, 2002 as compared to March 31, 2001. The reasons are the same as stated above.

CONTINUING OPERATIONS. We had a profit from continuing operations for the nine months ended March 31, 2002 of $455,685 as compared to a loss of $323,999 for the nine months ended March 31, 2001.

    The following table shows the breakdown by business segments for the nine months ended March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001:

                     Nine months ended          Three months ended
                         March 31,                   March 31,
Business Segment      2002       2001            2002        2001

Pharmacy chain      $ 606,672  $ 419,993      $ 195,238   $  83,576
Medical and
 surgical supplies    242,605    (23,276)        63,149     (25,175)
EMT, fire, police
 equipment and
 supplies            (179,510)  (333,013)       (90,989)    (73,414)
Corporate            (214,082)  (387,703)       (84,012)   (121,574)
Total for business
segments            $ 455,685  $(323,999)     $  83,386   $(136,587)

     The Pharmacy chain had an increase in profits of $186,679
for nine months ended March 31, 2002 as compared to the same period in 2001 due to increased sales volume.  They experienced an increase in profits for the three months ended March 31, 2002 as compared to December 31, 2001 of $111,662 and this can be attributed to a increased
                                   15
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

CONTINUING OPERATIONS: continued,

sales volume and a higher gross profit margin.

     The medical and surgical supplies segment showed a profit for the nine months ended March 31, 2002 of $242,605 as compared to a loss of $23,276 for the nine months ended March 31, 2001, mainly due to the sale of the respiratory division and increased sales volume. Profit increased
$88,324 for the three months ended March 31, 2002 as compared to March 31, 2001 mainly due to the sale of the respiratory division and increased sales volume.

    The EMT, fire, police equipment and supplies segment's loss was mainly due to a decline in sales and gross profit margins. We have increased marketing efforts to new and existing accounts to offset this decline in sales.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented.

     Nyer Nutritional experienced a net loss of $50,093 for the nine months ended March 31, 2002 as compared to $164,556 for the nine months ended March 31, 2001. They experienced a net loss of $28,695 for the three months ended March 31, 2002 as compared to $22,154 for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was $8,274 for the nine months ended March 31, 2002 as compared to $190,110 for the nine months ended March 31, 2001. The primary use of cash from operations was to fund operations for our nutritional, fire, police and rescue equipment and supplies, Internet and corporate operations.

     The net cash (used in) provided by investing activities was $(198,297) for the nine months end March 31, 2002 as compared to cash provided by of $738,988 for the nine months ended March 31, 2001. The decrease was mainly due to the proceeds of $962,393 received from marketable securities in 2001.









                                   16
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER RESULTS

Liquidity and Capital Resources: continued,

     Net cash provided by (used in) financing activities was $304,861 for nine months ended March 31, 2002 as compared to ($232,741) for the same period in 2001. The increase is due to the issuance of long-term debt of $369,701 and the repayment of a stock sale receivable of $115,500 for the nine months ended March 31, 2002 as compared to $0 for the nine months ended March 31, 2001.

     In February 2002, the Company purchased the assets and prescription lists for a pharmacy located in the Boston suburbs.

     In December 2001, the Company's Chief Executive Officer paid $115,500, plus all accrued interest, for a stock sale receivable. This receivable was included in shareholders' equity section of the balance sheet.

     In December 2001, the Company sold its respiratory division. The Company believes it can offset the loss in sales through increased sales in its medical and surgical segment as well as in its retail pharmacy division.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

                            PART II


Item 1: None

Item 2: None

Item 3: None

Item 4: None

Item 5:  Other information

    The Company is still actively seeking to acquire medical related companies.

Item 6: (a)  None

        (b)  No 8Ks have been filed during the quarter.







                                   17
FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    MARCH 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NYER MEDICAL GROUP, INC.


     Date: May 20, 2002                          /s/ Karen L. Wright
                                                 Karen L. Wright,
                                                 Treasurer
                                                 (Chief Financial Officer)














                                   18