Form 10-K
period 2002-06-30
NYER MEDICAL GROUP INC
filed 2002-10-15
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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


Check whether there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. [ ]





                                     1 of 95



State issuer's revenues for its most recent fiscal year: $54,100,058.


     The aggregate market value of the Company's voting stock held by non-affiliates, as of October 11, 2002, was approximately $4,783,452 based upon the closing price. There were 3,756,962 shares of common stock outstanding as of October 11, 2002

     Documents Incorporated by Reference:  None

        Transitional Business Disclosure Format:
                        Yes _  No X

                              PART I

ITEM 1.  Description Of Business.
General

     Nyer Medical Group, Inc. (Company or Nyer), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Pharmacy chain. D.A.W., Inc. (Eaton), 80% owned by the Company, is a chain of pharmacy drug stores located in the suburban Boston, Massachusetts area.

    Medical and surgical equipment and supplies. Two wholly owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO) and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of medical and surgical equipment and supplies throughout New England and Florida. ADCO also has operations in the Las Vegas, Nevada area.

   Nyer Internet Companies, Inc. (NIC), which is also a wholly-owned subsidiary, is involved in Internet sales of medical and surgical equipment and supplies.

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

    We are a subsidiary of Nyle International Corp. (Nyle).

    We have a policy requiring less than wholly-owned subsidiaries to reimburse us for its costs in providing management services to Anton, Conway and SCBA which total $45,000 annually. Eaton has a service agreement with us wherein they pay a fee equal to one-third of 1% of its net sales for the prior fiscal quarter in exchange for services performed. This fee was increased in 2002 from $80,000 to $120,000, annually. The subsidiaries are also required to reimburse the Company for any additional legal, auditing and accounting fees.

    For additional business segment information for the year ended June 30, 2002 and for the six months ended June 30, 2001 and the two years ended December 31, 2000 and 1999, see footnote 14 in the Notes to Consolidated Financial Statements.

Retail Pharmacies Business - Pharmacy chain

Eaton Apothecary

     In August 1996, we acquired 80% of D.A.W., Inc. d/b/a Eaton Apothecary, (Eaton), a 12 store chain of pharmacies operating in the greater Boston area.

     Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under a five-year extension of their original employment contract. Their original five-year employment contract, with Eaton, commenced in August 1996 and expired August 5, 2001. Control of the Board of Directors of Eaton is split between representatives from Nyer and the minority shareholders. Presently, only one representative of Nyer is on the Board of Eaton. Nyer has nominated a representative and is waiting for Eaton's Board approval. Additionally, one member of Eaton's management occupies a seat on our Board of Directors, which is currently vacant.

     The competitiveness of the retail pharmacy market continues to intensify with many different channels of retail and non-retail competition. All of the stores posted sales increases despite continued competition from national chain drug stores, supermarket chains, HMO's, and Internet services. Eaton's management strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. Its strategy to develop its prototype of locations with approximately 2,200 square feet with high volume prescription departments in neighborhood locations has fared well over the past several years. Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen stores. Pharmacies in supermarkets and deep discount stores, such as Wal-Mart, have not gained significant market share in the communities served by Eaton. Eaton currently occupies a niche in the market not covered by the larger chain stores. Average store size is approximately 2,200 square feet (versus 10,000 to 20,000 for the average chain), with the pharmacy department as the central focus to the customer. Eaton offers free delivery service of prescription medication to its clientele. This customer benefit gives Eaton an important competitive advantage in inclement weather and with the shut-in customer. Eaton operates ten full-time delivery vehicles with each vehicle averaging 75-100 deliveries per day. This service allows Eaton the ability to reach a broader geographic market and the ability to locate its stores in neighborhood settings rather than in high traffic, high cost shopping centers.

     Eaton has contracted with four federally qualified health centers ("FQHC's") to provide pharmacy services under a replenishment model consistent with Section 340B of the Public Health Services Act. Eaton anticipates significant growth to come through added contracts with FQHC's due to significant pricing differentials inherent in the Act.

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

     Eaton expects sales growth to continue to be strong in its core business, but expects pressures on margins to further intensify. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. Eaton expects other third party payors to follow suit.

Medical Products/Service

ADCO - ADCO South

     ADCO started as a quality distributor of home health, medical, surgical and laboratory supplies and equipment in Bangor, Maine in 1963. ADCO supplies all areas of health care products. ADCO sells to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. The products supplied include gloves, incontinence products, laboratory supplies and equipment, surgical supplies and equipment as well as diagnostic equipment as well as motorized rehabilitative equipment such as stair glides, chair lifts, scooters, wheelchairs and hospital beds, various kinds of rehabilitative aids, diagnostic kits, incontinence supplies, and medical equipment (both disposable and reusable).

     ADCO is one of the larger independent wholesale medical distributors located in New England (excluding national competitors), with a wholesale customer base of over 1,400 active customers.

     ADCO and ADCO South provide over 5,000 stocked items in their respective warehouses. Additionally, we can purchase items we do not stock from existing as well as other suppliers. Although the inventories of both companies share common items, the need for items relative to their geographic regions is accomplished through warehouse transfers. This enables a larger mix of products to be available from either company and both benefit from the synergies available from two combined inventories.

     ADCO/ADCO South are members of the National Distribution and Contracts
(NDC), a coalition of three dealer associations; ABCO, Starline, and CIDA. This is a nationwide group of over 220 wholesale distributors who join together for private label branded products and price concessions from industry suppliers. ADCO/ADCO South enjoy rights to CIDA products in its primary market areas. The combination of the three groups positions NDC to compete with the large national distributors. NDC's dealer network is the largest coalition of independent dealers in the United States.

     ADCO derives 89% of its revenues from sales to wholesale customers (primarily nursing homes and physician offices), while the balance comes from its retail and home health customers. ADCO maintains a 23,000 square foot facility containing a 3,000 square foot retail showroom located in Bangor, Maine.

     ADCO South began operations in 1992. ADCO South's sales are from medical supplies and equipment primarily to physicians and clinics in the Palm Beach and Broward County areas of South Florida. It does virtually no home health care business. ADCO South operates out of a 6,172 square foot building located in West Palm Beach, Florida.

     Marketing

     ADCO/ADCO South continue to market group buying programs to a large number of physicians, long-term care facilities and clinics through the national NDC Group Provider Program. This program enables customers to receive the pricing benefits of a large national organization, with the advantage of interacting with independent dealers.

     ADCO's sales are achieved through the services of four independent sales representatives who travel throughout New England contacting existing and potential customers and through telemarketing, catalogs and mailing campaigns for existing customers. ADCO South's selling efforts are assisted by three Florida-based salespersons.

     Competition

     All aspects of the our medical products business are subject to significant competition. Our national competitors generally have substantially greater financial resources and other competitive advantages, although they traditionally concentrate on hospitals. Nonetheless, the Company believes we have certain competitive advantages which enable us to compete favorably with larger competitors because of our ability to be flexible and creative for their customers.

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

     Our medical products/services businesses generally are not seasonal.

Nyer Internet

     In May of 1999, we embarked on both business to business (b2b)and business to consumer (b2c) Internet commerce, beginning with an interactive web site, medicalmailorder.com. The Company continues to develop multiple web sites. These sites are used to aid in directing consumers through an on-line medical mall and its store directories to locate the appropriate site that best fits their medical needs. We currently own two active web sites that have interactive and secure on-line transactions; medicalmailorder.com and physicanEquipment.com. The synergies from our medical distribution business with our on-line business has enabled us to grow this subsidiary.

EMT, Fire, Police Products/Services Business

Anton Investments, Inc. - Conway Associates, Inc. - SCBA, Inc.

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

     Conway conducts about 95% of its business with municipal and industrial fire departments, with the remainder being emergency rescue units throughout New England. Conway has been in business since 1971. Its market area is approximately 44% in Massachusetts, 18% in New Hampshire,5% in Vermont, 5% in Maine, with the remainder outside of New England including 24% in New York.

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

     Mr. and Mrs. Michael Anton, the founders and 20% shareholders of Anton, resigned from Anton in October and November 1999, respectively. In March 2001, they opened a business similar to Anton's business. See Competition.

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

     The operations of Anton and Conway are generally not seasonal.

Nutritional Supplies

Nyer Nutritional Systems, Inc.

     Nyer Nutritional is an 80% owned subsidiary started in December of 1996 and is based on five patents designed to promote a line of medical foods that have unique antimicrobial properties. Nyer Nutritional ceased active operations in the fall of 1999. We have invested $2,220,259 into Nyer Nutritional as of the date of this report.

     In October 1999, the Board of Directors approved a plan to dispose of its investment in Nyer Nutritional. However, Nyer Nutritional's letter of intent to sell its assets, expired July 15, 2000. No further actions are contemplated. Therefore, we have reported Nyer Nutritional as a discontinued operation in our financial statements in 2002, 2001, and 2000. Nyer Nutritional did not have any sales in 2002.

     In December 2000, Nyer Nutritional filed a lawsuit in federal court in Maine against the proposed buyer. This was settled in August 2001.

     In May 2002, the Company assigned all of its rights, licenses and interest in all patents to Nyer Nutritional's minority shareholder. In return, the minority shareholder released the Company from any and all obligations, including, without limitation, all royalty payments guaranteed from the 1996 license agreement.

Biotechnology Business
Genetic Vectors, Inc.

     In December 1998, the Company wrote off its investment in Genetic Vectors, Inc. ("Vectors"). As of the date of this Report, we own 737,216 shares of Vectors' common stock. The Company believes the investment is impaired due to:
Vectors has ceased filing reports with the Securities and Exchange Commission; our stock has a restrictive legend that Vectors' counsel declined to remove because it had not been paid by Vectors; and the market for its stock is the pink sheets which provide quotations for stocks with very limited liquidity. The last reported information was for the nine months ended September 30, 2000 and as of and for the year ended December 31, 1999.

Employees

     The Company believes their employees represent one of their most valuable resources. As of the date of this Report, including its executive officers, we have 122 full-time and 103 part-time employees. Eaton employs 62 full-time and 92 part-time employees, ADCO employs 33 full-time and 2 part-time employees, ADCO South employs 6 full-time employees, Nyer Internet employs 4 full-time employees, Anton employs 10 full-time employees and 1 part-time employee, Conway employs 6 full-time employees and 8 part-time salesmen, SCBA uses Conway's personnel, and the Company directly employs one full-time person. None of our employees are covered by a collective-bargaining agreement. Management believes that their relationship with its employees is excellent and has a loyal work force.

ITEM 2.  Description Of Property.

     Our executive offices, and those of ADCO and Nyer Internet are located at 1292 Hammond Street, Bangor, Maine, where ADCO's warehouse and retail store are also located.

     Eaton currently leases 12 stores, averaging approximately 2,200 square feet each, throughout the suburban Boston area. Our monthly lease payments range from $538 to $7,464. Eaton also leases office space of approximately 2,000 square feet, in the Boston area, with a monthly rental of $2,000 per month. The leases have varying expiration dates with all having renewal options.

     ADCO owns a 23,000 square foot facility located in Bangor, Maine, which currently has a mortgage for $208,944 on its building. The monthly costs, including mortgage payments and taxes (but excluding utilities) is $6,800. ADCO also leases approximately 14,000 square feet of warehouse space in Bangor, Maine to store inventory it purchased from a large wholesaler which was discontinuing one of its divisions. The monthly rental is $5,000. This space is rented on a month-to-month basis. ADCO also leases 2,640 square feet of office and warehouse space located in Henderson, Nevada. The monthly rental is $2,485. All sewer fees, water bills, electric bills, and other common areas are paid separately. The lease expires December 31, 2004.

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

     Anton leases approximately 800 square feet of showroom and office space in Pembroke, New Hampshire. The monthly rental is $1,200, which includes all taxes, sewer fees, water and electric bills. The lease expired May 31, 1998 and the space is rented on a month-to-month basis.

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

ITEM 3.  Legal Proceedings.

     We are not a party to any material litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders' Meeting was held on November 26, 2001, at 9:00 a.m., at the Corporate Headquarters located at 1292 Hammond Street, Bangor, Maine 04401. A total of 7,758,062 shares were eligible to vote.

     Robert Barrett, III, Donato Mazzola and Dr. Ken Nyer, M.D. were elected to serve on the board of directors of the Company for a three-year term, until the annual meeting of shareholders in the year 2004. Donald C. Lewis, Jr. was elected to serve on our board of directors for a one-year term, until the annual meeting of shareholders in the year 2002.

     An affirmative vote for the election of directors was 5,115,800, with 210,000 votes abstaining.

     Sweeney, Gates & Co. was ratified as our independent auditors for the fiscal year ended June 30, 2002. An affirmative vote for Sweeney, Gates & Co. was 5,115,800, with 210,000 votes abstaining.

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



     As of October 10, 2002, there were approximately 957 holders of our shares of common stock. The high and low bid prices for our common shares for the calendar quarterly periods are as follows:


                         2002            2001            2000
                      Closing Bids    Closing Bids    Closing Bids
                      HIGH    LOW     HIGH    LOW     HIGH    LOW

First Quarter        $2.71   $1.95   $4.25   $3.38   $7.00   $5.13
Second Quarter        2.40    1.82    3.31    1.86    6.00    3.13
Third Quarter         2.08    1.55    3.19    1.35    5.00    3.00
Fourth Quarter           -       -    3.90    1.60    4.75    3.38



     Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions. Our shares are traded sporadically, which may affect the prices.


     Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.

     It should be noted that, on October 4, 2002, the board of directors of the Company approved an amendment to the Articles of Incorporation of the Company to
(a) increase the number of authorized shares of common stock of the Company from 10,000,000 to 25,000,000, (b) increase the number of authorized shares of preferred stock from 2,502,000 to 2,505,000, (c) increase the number of shares of preferred stock designated as Class A Preferred Stock from 2,000 to 5,000 and
(d) increase the number of shares of preferred stock designated as Series 1 Class B Preferred Stock from 1,000 to 2,500. This amendment has not been presented to the shareholders of the Company for their approval as of yet, and, therefore, this amendment is not yet effective.







ITEM 6:  Selected Financial Data

                             Selected Financial Data
                            2002*        2001**       2000         1999         1998         1997

  Summary of Operations:

  Sales                     $54,100,058  $23,903,627  $41,975,445  $39,856,911  $36,936,034  $33,877,419
  Gross Margin               11,255,234    4,949,483    8,981,805    7,535,806    7,746,753    7,474,945
  Operating income (loss)
   from continuing
   operations                   341,813      (95,383)    (556,324)  (1,760,010)    (410,881)     127,423
  Income (loss) from
   continuing operations        293,233     (129,868)    (330,966)  (1,428,625)     153,573      315,950
  (Loss)from discontinued
   operations                   (50,419)     (87,893)    (307,689)    (744,020)  (1,993,764)  (1,250,352)
  Net income (loss)         $   242,814  $  (217,761) $  (638,655) $(2,172,645) $(1,840,191) $  (934,402)

  Per Share Data:
  Net income (loss) per weighted
   average of common shares
   from continuing operations   $   .07      $  (.04)    $   (.09)    $   (.38)    $    .04     $    .08
  Net(loss) per weighted average
   of common shares from
   discontinued operations         (.01)        (.02)        (.08)        (.20)        (.53)        (.33)
  Net Loss per weighted average
   of common shares             $   .06      $  (.06)    $   (.17)    $   (.58)    $   (.49)    $   (.25)

  Year-End Position:
  Total assets              $13,564,503  $12,603,077  $12,634,831  $13,173,635  $14,412,042  $16,108,040
  Net working capital         6,289,838    5,841,459    5,854,127    6,831,097    8,410,421    8,071,514
  Long-term debt(including
   related party and excluding
   current portion)             430,770      458,554      551,902      998,628    1,003,531      533,991
  Minority interest             965,758      765,552      685,468      580,312      744,357      674,095
  Shareholders' equity      $ 6,765,549  $ 6,407,235  $ 6,612,316  $ 7,228,971  $ 9,032,866  $11,024,056

 *For the twelve months ended June 30, 2002 ** For the six months ended June 30, 2001, all other periods are for the twelve months ended December 31.

  No cash dividends have been declared in the periods presented

ITEM 7. Management's Discussion And Analysis of Financial Condition and Results of Operations.

     Effective June 30, 2001, the Company changed its fiscal year end from December 31 to June 30, accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the year ended June 30, 2002 as compared the year ended June 30, 2001 and for the six months ended June 30, 2001 as compared to six months ended June 30, 2000 and for the years ended December 31, 2000 and 1999 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

     The Company had three active business segments for the years ended June 30, 2002 June 30, 2001, December 31, 2000 and December 31, 1999: (1) retail pharmacy drug store chain ("pharmacy chain"), (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"), and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, ("EMT, fire, police equipment and supplies"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

The following information for the twelve months ended June 30, 2002 and 2001 are presented for comparable purposes.
                                                                       Unaudited
                                         Twelve months       Twelve months
                                             ended               ended
                                         June 30, 2002        June 30, 2001

Net sales                                 $54,100,058          $ 45,505,707
Costs and expenses                         53,758,245           (45,899,219)
Operating income (loss)                       341,813              (393,512)
 Other income                                 270,626               282,221
Income (loss) before minority interest        612,439              (111,291)
Minority interest expense, net of
  income taxes                               (200,206)             (165,989)
Income (loss) from continuing operations
  before income taxes                         412,233              (277,280)
 Provision for income taxes                  (119,000)              (40,000)
Loss from continuing operations
  after income taxes                          293,233              (317,280)

Loss from discontinued operations             (50,419)             (230,295)

  Net Income (loss)                       $   242,814          $   (547,575)


Basic and diluted income (loss) per share:       $.06                 $(.15)

Year Ended June 30, 2002 Compared to June 30, 2001.

NET SALES. Total sales for the twelve months ended June 30, 2002 increased by 18.9% from June 30, 2001 to $54,100,058 from $45,505,707 in 2001.

     The following table shows sales by business segments for the years ended June 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
                                                              (decrease)

Pharmacy chain                   $40,686,119     $31,999,487     27.1
Medical and surgical
  equipment and supplies           9,188,343       8,417,883      9.2
EMT, fire, police
 equipment and supplies            4,225,596       5,088,337    (17.0)

Total for business segments      $54,100,058     $45,505,707     17.3

    The pharmacy chain segment's sales increased approximately $8,700,000 due to the acquisition of two pharmacies and continued increases in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted-living and home-based sectors, increased advertising and home delivery service.

    The medical segment increased $770,460 in 2002 as compared to 2001, mainly due to increased sales in its Internet subsidiary, Nyer Internet. The number of products available online has more than doubled, which has aided the increased sales and online advertising has been increased.

    The EMT, fire, police equipment and supplies segment had a decrease in sales of $862,741 in 2002 as compared to 2001 sales. The main reason for this decrease was less than anticipated sales and Conway had a change in sales management. A replacement has been hired and the Company believes this is a short-term decline.

GROSS PROFIT MARGINS. Our overall gross profit margins were 20.8% in 2002 as Compared 21.2% in 2001.

     The following is a table of gross profit margin percentages by business Segments for the years ended June 30, 2002 and 2001:

Business Segment                      2002            2001

Pharmacy chain                        19.3            19.1
Medical and surgical
  equipment and supplies              28.1            29.2
EMT, fire, police
 equipment and supplies               19.4            21.2
Total for business segments           20.8            21.2

     The pharmacy chain segment's gross profit margin remained approximately the same. Eaton expects sales growth to continue to be strong in its core business, but expects pressures on margins to further intensify. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. Eaton expects other third party payors to follow. The increased sales volume and a decrease in costs from the company's major supplier which will help offset lower insurance reimbursements on prescription drugs.

     The medical segment's gross profit margin had a decrease 1.1%, from 29.2% in 2001 to 28.1% in 2002. This decrease was due increased sales volume in the Company's Internet subsidiary, Nyer Internet. This subsidiary has lower margins due to the volume of competitors on line and they experienced an increase in its equipment sales which generally have a lower gross profit margin.

     The EMT, fire, police equipment and supplies segment had a decrease in its gross profit margins from 21.2% in 2001 as compared 19.4% in 2002. The decrease was due to less than anticipated sales with a low gross profit margin. Anton experienced a decline of 2.8% due to increased competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased 8.7% in 2002 to $10,913,421 as compared to $10,044,180 in 2001.

     The following table shows the breakdown by business segments for the years ended June 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
                                                              (decrease)

Pharmacy chain                   $ 6,704,030     $ 5,425,853     23.6
Medical and surgical
  equipment and supplies           2,553,515       2,599,075     (1.8)
EMT, fire, police
 equipment and supplies            1,066,465       1,352,352    (21.1)
Corporate                            589,411         666,900    (11.6)

Total for business segments      $10,913,421     $10,044,180      8.7

     The pharmacy chain segment's increase was due to increased labor costs and costs associated with the increase in sales.

     The medical segment's selling, general and administrative (S,G&A) expenses decreased $45,560. ADCO had an increase in its accounts receivable reserve which was offset by the elimination of respiratory salaries and expenses due to the sale of this division in December 2001. This was the main reason for the decrease in S,G&A expenses.

     The EMT, fire, police equipment and supplies segment also saw a decrease in its S,G&A expenses. This decrease was mainly due to expenses directly related to sales and a write-down of goodwill of $42,666 in 2001.

     The Corporate segment's overhead had a decrease of $77,489 due mainly to a stock guarantee expense in connection with an anticipated acquisition in December 2001 of $100,000 and a stock charge of $36,190 which was expensed in the six months ended June 30, 2001. The Company experienced an increase in labor cost and accounting and legal expenses.




CONTINUING OPERATIONS. The Company had net income from continuing operations of $293,233 in 2002 as compared to a loss of $317,280 in 2001.

     The following table shows the breakdown by business segments for the years ended June 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
                                                              (decrease)
Pharmacy chain                   $   801,641     $   656,536     22.1
Medical and surgical
  equipment and supplies             191,266        (146,563)   230.5
EMT, fire, police
 equipment and supplies             (293,102)       (384,239)   (23.7)
Corporate                           (406,572)       (443,014)   (08.2)

Total for business segments      $   293,233     $  (317,280)   191.8

     The Pharmacy chain segment had an increase in profits of $145,105 over the same period last year due to increased sales volume and a decrease in costs from the company's major supplier which helps offset lower insurance reimbursements on prescription drugs.

     The medical segment showed a profit of $191,266 as compared to a loss of $146,563 for the same period in 2001. The main reason for this increase was due to the sale of ADCO's respiratory division which resulted in a gain of $159,353. ADCO also had an increase in sales and an increase in its gross profit margin of approximately 1%. ADCO also recorded a bad debt expense of $160,000 due to very slow collections on its Medicare, Medicaid and insurance reimbursements. The company continues to work to rectify this situation.

     The EMT, fire, police equipment and supplies segment's loss was due to ad decline its sales and gross profit margins. The Company has increased marketing efforts to new and existing accounts to help offset this decline in sales.

     The Corporate segment's overhead increased mainly due to a stock guarantee expense in connection with an unconsummated acquisition. See selling, general and administrative expenses for details.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented.

     Nyer Nutritional incurred $50,419 in costs in 2002, including $7,054 in litigation expenses as compared to $230,295 in costs for the same period in 2001, which includes $187,096 of litigation expenses.

     In May 2002, the Company assigned all of its rights, licenses and interest In patents to Nyer Nutritional's minority shareholder. In return, the minority shareholder released the Company from any and all obligations.

    Sales for Nyer Nutritional were $0 for the years ended June 30, 2002 and June 30, 2001 and $0 for the years ended December 31, 2000 and 1999.

Six Months Ended June 30, 2001 Compared to June 30, 2000.

The following information for the six months ended June 30, 2001 and 2000 are presented for comparable purposes.
                                                                       Unaudited
                                          Six months           Six  months
                                            ended                ended
                                         June 30, 2001        June 30, 2000
Net sales                                 $23,903,627          $ 20,373,366
Costs and expenses                         23,999,010           (20,631,561)
Operating loss                                (95,383)             (258,195)
 Other income                                  65,599               133,892
Loss before minority interest                 (29,784)             (124,303)
Minority interest expense, net of
  income taxes                                (80,084)              (19,251)
Loss from continuing operations
  before income taxes                        (109,868)             (143,554)
 Provision for income taxes                   (20,000)                    -

Loss from continuing operations
  after income taxes                         (129,868)             (143,554)
Loss from discontinued operations             (87,893)             (165,287)
  Net Loss                                $  (217,761)         $   (308,841)
Basic and diluted loss per share:               $(.06)                $(.08)


NET SALES. Total sales for the six months ended June 30, 2001 increased by 17.3% from June 30, 2000 to $23,903,627 from $20,373,366 in 2000.

     The following table shows sales by business segments for the six months Ended June 30, 2001 and 2000:

Business Segment             2001            2000    % increase
                                                      (decrease)

Pharmacy chain           $16,913,373     $14,018,208     20.7
Medical and surgical
 equipment and supplies    4,251,242       3,919,069      8.5
EMT, fire, police
 equipment and supplies    2,739,012       2,436,089     12.4

Total for business
  segments               $23,903,627     $20,373,366     17.3

    The pharmacy chain segment's sales increase was due to continued increases in volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors.

    The medical segment increased $332,173 in 2001, as compared to 2000, mainly due to increased sales at Nyer Internet. We have increased the number of products available on line which has aided the increase in sales.

    The EMT, fire, police equipment and supplies segment had an increase of $302,923 in 2001 as compared to 2000 sales. The main reason for this increase was that Conway had an increase of $226,678 in sales over the same period in 2000. Conway has added more sales personnel in its New York territories.

GROSS PROFIT MARGINS. Our overall gross margins were 20.7% in 2001 as compared 20.9% in 2000.

     The following is a table of gross margin percentages by business segments for the six months ended June 30, 2001 and 2000:

      Business Segment             2001       2000

      Pharmacy chain               19.1%      19.2%
      Medical and surgical
      equipment and supplies       27.2       26.4
      EMT, fire, police
      equipment and
      supplies                     20.7       21.7
      Total for business
       segments                    20.7%      20.9%

     The pharmacy chain's gross margin remained approximately the same. We believe the decline in margins has stabilized due to increased sales volume and better product sourcing.

     The medical segment's gross margin increased from 26.4% in 2000 to 27.2% in 2001. This increase is due to increased sales volume and better product cost sourcing, as well as fewer equipment sales which generally have a lower gross profit margin.

     The EMT, fire, police equipment and supplies segment experienced a decrease in its gross profit margins from 21.7% for the six months ended June 30, 2000 as compared 20.7% for the six months ended June 30, 2001. The decrease in margin was due to the recognition of additional inventory reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased 11.9% in 2001 to approximately $5,044,866 as compared to $4,508,814 in 2000.

    The following table shows the breakdown by business segments for the six months ended June 30, 2001 and 2000:

Business Segment            2001            2000        % increase
                                                        (decrease)

Pharmacy chain           $ 2,815,995     $ 2,504,262        12.5
Medical and surgical
 equipment and supplies    1,300,122       1,177,383        10.4
EMT, fire, police
 equipment and supplies      654,237         597,659         9.5
Corporate                    274,512         229,510        19.6
Total for business
  segments               $ 5,044,866     $ 4,508,814        11.9

     The pharmacy chain segment's increase was due to increased labor costs and costs associated with the increase in sales.

     The medical segment's selling, general and administrative (S,G&A) expenses increased $122,739. Most of the increase came from increased wages and expenses directly related to the increase in sales.

     The EMT, fire, police equipment and supplies segment also experienced an increase in its S,G&A expenses as did the Pharmacy chain. The increases were mainly from increased wages and expenses directly related to sales.

     The Corporate segment's overhead increased mainly due to a stock guarantee expense in connection with an anticipated acquisition. In June 2000, we signed an agreement to acquire the official website, worldhealth.net, the World Health Network and all of the web site's contents. In June 2000, we escrowed $100,000 and 15,873 shares of the Company's common stock to complete the transaction. The stock was borrowed from the Company's public relations firm with a guarantee of replacement if forfeited. On March 27,

2001, the agreement was
terminated and the $100,000 and stock was forfeited. The $100,000 was reserved at December 31, 2000 and the stock was replaced and a stock charge of $36,190 was expensed in the six months ended June 30, 2001.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $129,868 in 2001 as compared to a loss of $143,554 in 2000.

     The following table shows the break down by business segments for the six months ended June 30, 2001 and 2000:

Business Segment              2001            2000

Pharmacy chain           $   320,118     $   149,188
Medical and surgical
 equipment and supplies     (148,461)       (150,020)
EMT, fire, police
 equipment and supplies     (124,640)        (76,599)
Corporate                   (176,885)        (66,123)
Total for business
  segments               $  (129,868)    $  (143,554)

     The Pharmacy chain segment had an increase in profits of $170,930 over the same period last year due to increased sales volume and receipt of $75,000 from an insurance carrier for under reimbursement on prescriptions.

     The medical segment's loss decreased by $1,559. This segment increased its gross profit margins by .8%. One entity of this segment, recorded a $75,000 bad debt expense due to very slow collections on its Medicare, Medicaid and insurance reimbursements.

     The EMT, fire, police equipment and supplies segment's loss was due to a decline in its margins, increased wages and expenses directly related to increased sales.

     The Corporate segment's overhead increased mainly due to a stock guarantee expense in connection with an unconsummated acquisition. See selling, general and administrative expenses for details.

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

    Sales for Nyer Nutritional were $0 for the six months ended June 30, 2001 and June 30, 2000 and $0, $0 and $268,431 for the years ended December 31, 2000, 1999 and 1998.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

NET SALES. Total sales for 2000 increased by 5.3% from 1999 to $41,975,445 from $39,856,911 in 1999.

     The following table shows sales by business segments for the years ended December 31, 2000 and 1999:

Business Segment            2000            1999      % increase
                                                      (decrease)

Pharmacy chain           $29,104,320     $25,268,003     15.2
Medical and surgical
 equipment and supplies    8,085,710       7,543,642      7.2
EMT, fire, police
 equipment and supplies    4,785,415       7,045,266    (32.1)
Total for business
  segments               $41,975,445     $39,856,911      5.3

     The Pharmacy chain segment had an increase of $3,836,317. This increase in sales is due to increased volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors. We recorded significant increases in same store sales at all locations.

     The medical segment's increase resulted from continued growth of its Nevada division, the continuing growth of its respiratory division, a continuing focus on marketing to the nursing home and physician markets and growth in Internet sales.

     The EMT, fire, police equipment and supplies segment had a decrease of $2,259,851 in 2000 as compared to 1999 sales. This decrease was a result of one entity whose sales decreased $637,048, losing sales to competitors that are taking more share of the market. This division is working to offset this with a move to a new location and increased advertising. Another division had a decrease of $1,607,211. The main reason was the Company's decision to focus more on fire equipment and supplies and less on fire truck sales which have lower profit margins. Fire truck sales in 1999 were approximately $2.1 million as compared to $0 in 2000.




GROSS PROFIT MARGINS. Our overall gross margins were 21.3% in 2000 as compared 18.9% in 1999.

     The following is a table of gross margin percentages by business segments for the years ended December 31, 2000 and 1999:

      Business Segment            2000          1999

      Pharmacy chain              19.2%         17.9%
      Medical and surgical
      equipment and supplies      28.9          25.3
      EMT, fire, police
      equipment and supplies      21.7          15.7
       Total for business
       segments                   21.3%         18.9%

     The Pharmacy chain segment's gross margin increased in 2000 to 19.2% as compared to 17.9% in 1999 because of increased sales volume and better product sourcing.

     The medical segment's gross margin increased 3.6% in 2000, due to increased sales volume and better product sourcing. ADCO South had a slight increase of 1.9% over its gross margin as compared to the same period in 1999.

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

     The following table shows the break down by business segments for the years ended December 31, 2000 and 1999:

Business Segment            2000            1999      % increase
                                                      (decrease)

Pharmacy chain           $ 5,114,120     $ 4,845,938      5.5
Medical and surgical
 equipment and supplies    2,476,336       1,994,583     24.2

EMT, fire, police
 equipment and supplies    1,253,110       1,410,013    (11.1)
Corporate                    621,897         764,837    (18.7)
Total for business
  segments               $ 9,465,463     $ 9,015,371      5.0

     The Pharmacy chain segment had an increase of $268,182 which was the result of higher labor costs and costs associated with increased sales volume.

     The medical segment's increases were primarily due to higher labor costs and increased sales volume.

     The EMT, fire, police equipment and supplies segment had a decrease in its selling, general and administrative costs which can be attributed to decreased sales and expenses attributed to those sales and decreased wages.

     The Corporate segment's overhead decreased due to a charge in 1999 for issuance of options at a fair market value of $368,750 to a public relations consulting firm. In 2000, we also had increased public relation expenses due to our continuing effort to improve our communications with the investment community as well as with its shareholders and potential shareholders.

CONTINUING OPERATIONS. We sustained a loss from continuing operations of $330,966 in 2000 as compared to a loss of $1,428,625 in 1999.

     The following table shows the break down by business segments for the years ended December 31, 2000 and 1999:

Business Segment              2000            1999

Pharmacy chain           $   485,586     $  (253,496)
Medical and surgical
 equipment and supplies     (148,122)       (112,586)
EMT, fire, police
 equipment and supplies     (319,849)       (572,562)
Corporate                   (348,581)       (489,981)
Total for business
  segments               $  (330,966)    $(1,428,625)

     The Pharmacy chain segment had a net income of $485,606 in 2000 as compared to a net loss of $253,496 in 1999. The increase in performance was due to increased sales volume and better product sourcing. It also received a settlement in the third quarter of 2000 of approximately $89,000 for manufacturer overcharges.

     The medical segment's loss was mainly from its Internet division with a loss of $159,118 as compared to a net loss of $71,256 in 1999. This was Nyer Internet's first full year of operations. The Internet division is concentrating on increasing sales and margins to offset its overhead.

     The EMT, fire, police equipment and supplies segment had an entity in which its sales decreased $637,048 and its gross margin declined 3.9% due to increased competition in its market place. As a result of continuing and increasing operating losses, it recorded an impairment charge of $42,666 to write off its remaining goodwill. This entity is trying to offset this with a move to a new location and increased advertising and marketing. Another entity in this segment had a reduction in its net loss of $419,865 as compared to 1999 due to an impairment charge of $280,445 in 1999 to write off the remaining goodwill and its gross margin increased from 10.4% in 1999 to 25.3% in 2000.

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

     We have reported the assets to be disposed, primarily a receivable from a lawsuit judgment and patents in 2000 as current and non current assets of discontinued operations. In 1999, we reported the assets to be disposed, primarily inventory and patents, as current assets of discontinued operation. Sales for Nyer Nutritional were $0 for the years ended 2000 and 1999.

Liquidity and Capital Resources

     Net cash provided by operating activities was $616,042 for the year ended June 30, 2002 as compared to net cash used in operating activities of $129,600 for the year ended June 30, 2001 and $239,896 for the year ended December 31, 2000. The primary use of cash from operations in each of the years was to fund operations for our nutritional, fire, police and rescue equipment and supplies, Internet and corporate operations, as well as accounts receivable and inventory.

     The net cash provided by investing activities was $361,180, $578,982 and $300,886, for the years ended June 30, 2002, June 30, 2001 and December 31, 2000, respectively. The increase was largely due to the proceeds received from marketable securities. In fiscal 2002, we acquired two pharmacies and remodeled some of our existing pharmacy locations.

     Net cash provided by (used in) financing activities was $198,729, ($459,513) and ($323,715) for the years ended June 30, 2002, June 30, 2001 and
December 31, 2000, respectively. The increase is due to increased repayments of long-term debt and notes to related party.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

Forward-Looking Statements

    The statements made in Item 1, relating to the anticipated development of new web sites, our ability through NDC to compete with larger national distributors, Eaton's ability to reduce and control costs and Eaton's opportunity to serve assisted living facilities and compete within its market, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act. The results anticipated by any and all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include (1) Eaton could be affected by increased competition from large competitors including the entrance of Wal-Mart and other nationwide and regional discount operations; (2) the state of the economy in the local communities in New England where the Company does business; (3) the general state of the economy in the United States and elsewhere; (4) the failure of suppliers to timely deliver products; (5) factors which increase costs in the health care industry; (6) the loss of any single large customer; and (7) recent and future governmental regulation of pharmaceutical pricing; and (8) the impact of competition from Michael Anton on Anton's business.

Critical Accounting Policies

     Nyer Medical Group, Inc.'s accounting policies are fully described in Note 2 of the Notes to the Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and an allowance for inventory obsolescence. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions. Nyer Medical Group, Inc. reevaluates these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under FASB 141. FASB 142 supercedes APB Opinion 17, "Intangible Assets" and related interpretations. FASB 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 142 on July 1, 2002, and the Company believes the effect of adopting this statement will not have a material impact on its financial position, results of operations, or cash flows.

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued, which establishes standards for reporting the obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on July 1, 2002, and the Company has not concluded the effect, if any, SFAS 143 will have on its consolidated financial statements.
In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was issued, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supercedes in part FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Further, it amends ARB No. 51, "Consolidated Financial Statements." The Company will adopt SFAS 144 on July 1, 2002, and the Company has not concluded the effect, if any, SFAS 144 will have on its consolidated financial statements.

In April of 2002, Statement of Financial Accounting Standards No. 145 ("SFAS 145") was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company will adopt the remainder of SFAS 145 on July 1, 2002, and the Company has not concluded the effect, if any, SFAS 145 will have on its consolidated financial statements.

In June of 2002, Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities" was issued to address these costs and to nullify Emerging Issues Task Force Issue No. 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS 146 on July 1, 2002.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

     Cash and cash equivalents. Our investment portfolio is subject to market risk due to changes in interest rates. The Company places their investments with high credit quality issuers. We are adverse to principal loss and seek to preserve our invested funds by limiting default risk , market risk and reinvestment risk.

Table of Investment Securities: The table below presents Cash and cash equivalents for our investment portfolio as of June 30, 2002.
                                            Principal      Interest
           Investment Securities            Amount         Rate
           Cash and cash equivalents        $1,550,374     1.16%

Debt: The Company's debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was not material at June 30, 2002, and 2001 and December 31, 2000.

ITEM 8: Financial Statements and Supplementary Data

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents


                                                             Page(s)

  Report of Independent Certified Public Accountants           F 1

  Report of Independent Accountants                            F 2

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2002,
    June 30, 2001, and December 31, 2000                       F 3

  Consolidated Statements of Operations for the year ended June 30, 2002, for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999 F 5

  Consolidated Statements of Changes in Shareholders'
    Equity for the year ended June  30, 2002, for the
    six months ended June 30, 2001 and for the years
    ended December 31, 2000 and 1999                           F 7

  Consolidated Statements of Cash Flows for the year ended June 30, 2002, for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999 F 8

  Notes to Consolidated Financial Statements                  F 11

  Schedule II Valuation and Qualifying Accounts and Reserves  F 29

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Nyer Medical Group, Inc.

We have audited the consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries at June 30, 2002, June 30, 2001 and December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 2002, for the six months ended June 30, 2001 and year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and subsidiaries, as of June 30, 2002, June 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the year ended June 30, 2002, for the six months ended June 30, 2001 and for the year ended December 31, 2000, in conformity with accounting principals generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Table of Contents to the Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                Sweeney, Gates & Co.

Fort Lauderdale, Florida


September 6, 2002

       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of
Nyer Medical Group, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of their operations, changes in shareholders' equity and cash flows of Nyer Medical Group, Inc. and Subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule list in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

    Portland, Maine

    April 07, 2000

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 2002, 2001 AND DECEMBER 31, 2000

                                         ASSETS

                                           2002          2001           2000

Current assets:
  Cash and cash equivalents             $ 1,550,374   $   374,423   $   803,837
  Investment in marketable
   securities                                     -       821,798     1,001,325
  Accounts receivable, less
   allowance for doubtful
   accounts of $469,923 and
   $348,339 at June 30, 2002
   and 2001 and $237,757 at
   December 31, 2000                      4,541,505     4,447,290     3,825,440
  Inventories, net                        5,290,995     4,720,835     4,483,448
  Prepaid expenses                          300,495       284,631       148,278
  Receivables from related
   parties                                    8,895         9,798         3,932
  Current assets of discontinued
   operation                                      -             -       373,012
      Total current assets               11,692,264    10,658,775    10,639,272

Property, plant and equipment, at cost:
  Land                                       92,800        92,800        92,800
  Building                                  641,508       641,508       641,508
  Leasehold improvements                    928,321       743,619       646,839
  Machinery and equipment                    71,189       175,952       161,614
  Transportation equipment                  366,099       335,059       352,953
  Office furniture, fixtures,
    and equipment                         1,099,793     1,006,113       924,039
                                          3,199,710     2,995,051     2,819,753
  Less accumulated depreciation
    and amortization                     (1,823,060)   (1,569,366)   (1,401,223)
                                          1,376,650     1,425,685     1,418,530
Goodwill and other deferred assets, net of accumulated amortization of $692,154 and $583,723, at June 30, 2002 and 2001, respectively and $543,174
  at December 31, 2000                      454,026       292,457       333,006
Advances due from related
  companies                                  41,563        38,267        36,615
Non-current assets of dis-
  continued operation                             -       187,893       207,408
                                            495,589       518,617       577,029
      Total assets                      $13,564,503   $12,603,077   $12,634,831



                   The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 2002 AND 2001, AND DECEMBER 31, 2000

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2002        2001         2000
Current liabilities:
  Current portion of long-
   term debt                            $   184,669   $   73,656   $   291,978
  Accounts payable                        4,138,814    4,029,420     3,715,992
  Accrued payroll and related
   taxes                                    441,313      305,758       277,543
  Accrued expenses and other
   liabilities                              431,520      202,372       306,213
  Current portion of payable
   due related party                        206,110      206,110       193,419
      Total current liabilities           5,402,426    4,817,316     4,785,145
  Long-term debt, net of current
   portion                                  329,367      216,749       250,280
  Payable due related party,
   net of current portion                   101,403      241,805       301,622
  Minority interest                         965,758      765,552       685,468
  Deferred credit                                 -      154,420             -
Commitments (Notes 6 and 10) Shareholders' equity:
  Class A preferred stock, par value
   $.0001, authorized, issued and
   outstanding: 2,000 shares                      1            1             1
  Class B preferred stock, series 1,
   par value $.0001, authorized:
   2,500,000; issued and outstanding:
   1,000 shares at June 30, 2002 and

   2001, and December 31, 2000
  Common stock, par value $.0001,
   authorized: 10,000,000 shares;
   issued: 3,769,062 at June 30,
   2002, and June 30, 2001, and
   3,753,189 at December 31, 2000               377          377           375
  Additional paid-in capital             17,691,946   17,691,946    17,679,268
  Stock sale receivable                           -     (115,500)     (115,500)
Treasury stock at cost 12,100 shares at June 30, 2002, June 30, 2001, and
   December 31,
   2000                                     (52,249)     (52,249)      (52,249)
  Accumulated deficit                   (10,874,526) (11,117,340)  (10,899,579)
    Total shareholders'
     equity                               6,765,549    6,407,235     6,612,316
      Total liabilities and
       shareholders' equity             $13,564,503  $12,603,077   $12,634,831



              The accompanying notes are an integral part of the consolidated financial statements.
                                           F-4

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEAR ENDED JUNE 30, 2002, FOR THE SIX MONTHS ENDED JUNE 30, 2001,
                   AND FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999


                                 2002        2001       2000          1999

Net sales                 $54,100,058  $23,903,627  $41,975,445  $39,856,911
Cost and expenses:
  Cost of goods sold       42,844,824   18,954,144   33,023,640   32,321,105
  Selling and retail        6,916,392    3,035,123    5,647,018    5,387,487
  Warehouse and delivery      829,905      413,466      784,742      681,957
  Administrative            3,167,124    1,596,277    3,033,703    2,945,927
  Impairment loss (Note 5)          -            -       42,666      280,445

                           53,758,245   23,999,010   42,531,769   41,616,921
  Operating income (loss)     341,813      (95,383)    (556,324)  (1,760,010)

Other income (expense):
  Interest expense            (38,252)     (26,640)     (89,326)    (102,850)
  Interest income              63,878       47,133      173,317      146,821
  Other (Note 7)              245,000       45,106      266,523      123,369
          Total other income  270,626       65,599      350,514      167,340
  Income (loss) before
      minority interest       612,439      (29,784)    (205,810)  (1,592,670)
Minority interest (expense)
      income, net of
      income taxes           (200,206)     (80,084)    (105,156)     164,045

  Income (loss) from
      continuing operations
      before income taxes     412,233     (109,868)    (310,966)  (1,428,625)
       Provision for
        income taxes          119,000       20,000       20,000            -
  Income (loss) from
      continuing operations
      after income taxes      293,233     (129,868)    (330,966)  (1,428,625)

  Discontinued operations:
(Note 4)
  Loss from discontinued
   operations
   Operations of Nyer Nutritional-
      October 25, 1999              -            -            -     (537,020)
  Loss from disposal of Nyer
      Nutritional including
      operating losses during
      the phase out period    (50,419)     (87,893)    (307,689)    (207,000)
    Net loss from
      discontinued
      operations              (50,419)     (87,893)    (307,689)    (744,020)

 Net Income (loss)        $   242,814  $  (217,761) $  (638,655) $(2,172,645)
              The accompanying notes are an integral part of the consolidated financial statements.
                                           F-5

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEAR ENDED JUNE 30, 2002, FOR THE SIX MONTHS ENDED JUNE 30, 2001,
           AND FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999, continued

                               2002          2001          2000          1999

Basic and diluted earnings (loss) per share:
    Continuing operations    $   .07       $  (.04)      $  (.09)      $  (.38)
    Discontinued operations     (.01)         (.02)         (.08)         (.20)
  Basic and diluted earnings
   (loss) per share          $   .06       $  (.06)      $  (.17)      $  (.58)

Weighted average common
   shares outstanding,
   basic                   3,769,062     3,753,189     3,752,779     3,748,789

Weighted average common
   shares outstanding,
   diluted                 3,771,431     3,753,189     3,752,779     3,748,789

































              The accompanying notes are an integral part of the consolidated financial statements.
                                  F-6

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEAR ENDED JUNE 30, 2002, FOR THE SIX MONTHS ENDED JUNE 30, 2001,
                   AND FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999

                           Class A           Class B
                        Preferred Stock   Preferred Stock  Common Stock      Additional                Treasury
                                                                             Paid-in     Stock Sale      Stock
                        Shares  Amount    Shares  Amount  Shares    Amount   Capital     Receivable    Shares  Amount

Balance,
January 1, 1999         2,000   $  1      1,000     $  -  3,407,093   $341   $15,238,376  $(115,500)  (11,000)$ (52,249)
  Issuance of common
   Stock options            -      -          -        -          -      -       368,750          -         -         -
  Issuance of common
   stock  10% stock
   dividend                 -     -           -        -    340,596     34     2,050,142          -    (1,100)        -
  Net loss                  -     -           -        -          -      -             -          -         -         -
Balance,
  December 31, 1999     2,000     1       1,000        -  3,747,689    375    17,657,268   (115,500)  (12,100)  (52,249)


  Exercise of common
   stock options            -     -           -        -      4,400      -        22,000          -         -         -
  Net loss                  -     -           -        -          -      -             -          -         -         -
Balance,
  December 31, 2000     2,000     1       1,000        -  3,752,089    375    17,679,268   (115,500)  (12,100)  (52,249)
  Issuance of common
   stock                    -     -           -        -     15,873      2        12,678          -         -         -
  Net loss                  -     -           -        -          -      -             -          -         -         -

Balance,
  June 30, 2001         2,000     1       1,000        -  3,767,962    377    17,691,946   (115,500)  (12,100)  (52,249)
  Payment of stock
   sale receivable          -     -           -        -          -      -             -    115,500         -         -
  Net income                -     -           -        -          -      -             -          -         -         -
Balance,
  June 30, 2002         2,000  $  1       1,000     $  -  3,767,962   $377   $17,691,946  $       -   (12,100) $(52,249)


The accompanying notes are an integral part of the consolidated financial
statements.      F-7-1

        FOR THE YEAR ENDED JUNE 30, 2002, FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999 continued

                                             Total
                            Accumulated Shareholders'
                                 Deficit Equity

Balance,
January 1, 1999          $ (6,038,103)  $ 9,032,866
  Issuance of common
   Stock options                    -       368,750
  Issuance of common
   stock  10% stock
   dividend                (2,050,176)            -
  Net loss                 (2,172,645)   (2,172,645)
Balance,
  December 31, 1999       (10,260,924)     7,228,971


  Exercise of common
   stock options                    -         22,000
  Net loss                   (638,655)      (638,655)
Balance,
  December 31, 2000       (10,899,579)     6,612,316
  Issuance of common
   stock                            -         12,680
  Net loss                   (217,761)      (217,761)

Balance,
  June 30, 2001           (11,117,340)     6,407,235
  Payment of stock
   sale receivable                  -        115,500
  Net income                  242,814        242,814
Balance,
  June 30, 2002          $(10,874,526)   $ 6,765,549


The accompanying notes are an integral part of the consolidated financial
statements.      F-7-2

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR YEAR ENDED JUNE 30, 2002, FOR THE SIX MONTHS ENDED
             JUNE 30, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             2002          2001          2000          1999
Cash flows from operating activities:
  Net income (loss)       $   242,814   $  (217,761)  $  (638,655)  $(2,172,645)
  Adjustments to reconcile
      net income (loss) to
      net cash provided by
      (used in) operating
      activities:
  Impairment loss                   -             -        42,666       280,445
  Depreciation                399,409       173,627       347,335       291,623
  Amortization                108,431        40,549        97,021       135,241
  Gain on sale of
      respiratory division   (159,353)            -             -             -
  Assets disposed of from
      settlement of NNS
      litigation              187,893             -             -             -
  (Gain) Loss on disposal
      of property, plant,
      and equipment                 -             -         6,279        (5,718)
  Compensation expense in
      connection with common
      stock option exercise         -             -             -       368,750
  Gain on sale of pharmacies        -             -             -       (25,000)
  Increase in notes payable to
      suppliers for material
      purchases                     -             -             -       270,042
  Minority interest           200,207        80,084       105,156      (164,045)
  Increase in deferred credit       -       200,000             -             -
  Decrease in deferred credit(154,420)      (45,580)      (63,339)      (54,770)
   Changes in certain working
      capital elements       (208,939)     (396,126)     (136,359)      383,040
      Net cash flows provided
      by (used in) operating
      activities              616,042      (165,207)     (239,896)     (693,037)
Cash flows from investing activities:
  Acquisition of stores      (349,637)            -             -      (273,729)
  Purchase of property, plant
      and equipment          (399,521)     (175,298)     (186,544)     (416,048)
  Proceeds from sale of
      property, plant
      and equipment            69,147             -             -             -
  Purchase of marketable
      securities                    -             -             -    (1,492,185)
  Proceeds from sale of
      marketable securities   821,798       179,527       490,860             -
  Proceeds from sales of
      respiratory division    222,689             -             -             -
  Proceeds from sale of
      pharmacies           $         -   $         -   $         -   $    50,800
The accompanying notes are an integral part of the consolidated financial
statements.                                F-8

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                  2002          2001       2000          1999

  Net change in advances due
      from related
      companies           $    (3,296)  $    (1,652)   $  (3,023)   $       896
Increase (decrease) in
      other assets, net             -        19,515         (407)           104
Net cash provided by
      (used in) investing
      activities              361,180        22,092      300,886     (2,130,162)
Cash flows from financing
      activities:
  Proceeds from loan
      repayment from stock
      sale receivable         115,500             -            -              -
  Proceeds from issuance
      of long-term debt       369,701             -       18,000         37,677
  Payments of long-term debt (146,070)     (251,853)    (254,428)      (246,412)
  Net (repayments)
      borrowings of notes
      to related party       (140,402)      (47,126)    (109,287)       (38,492)
  Proceeds from exercise of
      stock options                 -             -       22,000              -
  Issuance of common stock          -        12,680            -              -
      Net cash provided by
      (used in) financing
      activities              198,729      (286,299)    (323,715)      (247,227)
 Net increase (decrease)
      in cash and cash
      equivalents           1,175,951      (429,414)    (262,725)    (3,070,426)
 Cash and cash equivalents
      at beginning of
      period                  374,423       803,837    1,066,562      4,136,988
 Cash and cash equivalents
      at end of period     $1,550,374   $   374,423   $  803,837    $ 1,066,562
 Changes in certain working
     capital elements:
  Accounts receivable, net $  (34,578)  $  (254,322)  $ (491,415)   $  (143,648)
  Inventories, net           (570,160)     (237,387)      15,607       (278,075)
  Prepaid expenses            (79,200)     (136,353)     (42,246)          (987)
  Receivables from related
     parties                      903        (5,866)         (55)        44,262
  Accounts payable            109,393       313,428      257,157        831,543
  Accrued payroll and
     related taxes            135,555        28,215       42,497         28,581
  Accrued expenses and
     other liabilities        229,148      (103,841)      82,096        (98,636)

     Net change            $ (208,939)  $  (396,126)  $ (136,359)    $  383,040
              The accompanying notes are an integral part of the consolidated financial statements.
                                           F-9

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


  Supplemental disclosures of cash flow information:

  Cash paid during
     the year for:          2002            2001         2000         1999

  Interest               $  37,555     $    15,543   $   61,282  $   100,495

  Income taxes           $  12,221     $    19,120   $    4,221  $     8,000



Non-cash transactions:

The acquisition of pharmacies in 2002 and 1999, net of cash acquired, is summarized as follows:
                                               2002             1999

       Working capital, other than cash   $    59,637         $ 173,729
       Property, plant and equipment           20,000                 -
       Goodwill and prescription lists        270,000           100,000
       Long-term debt                        (349,637)                -

          Cash paid for acquisitions      $         -         $ 273,729

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

Medical and surgical supplies. Two wholly owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO) and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England and Florida. ADCO also has operations in the Las Vegas, Nevada area. Nyer Internet Companies, Inc. (NIC), which is also a wholly-owned subsidiary, is involved in Internet sales of medical equipment and supplies.

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

Revenue recognition

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

The Company also recognizes revenue from non-cash transactions wherein the pharmacy division dispenses pharmaceuticals provided by the government to non-profit organizations treating needy patients. The Company receives a dispensing fee, a percentage of the cost of the medication and replacement of the drugs. The Company accounts for these transactions in accordance with Accounting Principals Board "APB" 29 and complies with the guidance in EITF 86-29, which states that the cost of a non-monetary asset acquired in exchange for another non-monetary asset is the fair value of the asset surrendered to obtain it.

Vendor Rebates and Allowances

Rebates and allowances received from vendors that are based on future purchases are initially deferred and are recognized as other income when the related inventory is sold.

Cash and cash equivalents

The Company considers cash and investments with original maturities of three months or less when purchased to be cash and cash equivalents.

Marketable securities

Marketable securities are classified as available for sale and are reported at cost which approximates fair market value. At June 30, 2001, marketable securities consisted of federal government agency notes which matured through October 15, 2001.

Inventories

Inventories consist primarily of pharmaceuticals, medical, fire, EMT, and police equipment and supplies. Inventories, net are stated at the lower of cost first-in, first-out method) or market, with the exception of the retail pharmacies which use the last-in, first-out method (LIFO). Of the total inventories, 68% are on the LIFO method. The replacement costs of inventory exceeded LIFO cost by $491,515 at June 30, 2002, $354,357 at June 30, 2001, and $268,862 at December 31, 2000.

                                           continued
                                              F-12

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies: continued,

Property, plant and equipment

Property, plant, and equipment are recorded at cost. Leasehold improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any gains or losses are included in operations. Leasehold improvements are amortized using the straight-line method over the lease term.

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

Depreciation and amortization was $507,840 for the year ended June 30, 2002, $214,176 for the six months ended June 30, 2001, and $444,356 and $426,864 for the years ended December 31, 2000 and 1999, respectively.

Goodwill and other intangible assets

Goodwill, which represents the excess of the costs of companies acquired over the fair market value of their net assets at dates of acquisition is amortized on the straight line method over the various periods, ranging from 5 to 40 years. Other intangible assets acquired in connection with acquisitions are amortized on a straight-line basis over periods ranging from 5 to 6 years.

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies: continued,

Advertising

Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, for the year ended June 30, 2002 was $169,928, $54,150 for the six months ended June 30, 2001, $120,032 for the year ended December 31, 2000 and $162,810 for the year ended December 31, 1999.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of June 30, 2002, June 30, 2001 and December 31, 2000, based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies: continued,

    Recent Accounting Pronouncements, continued,

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("FASB 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under FASB 141. FASB 142 supercedes APB Opinion 17, "Intangible Assets" and related interpretations. FASB 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 142 on July 1, 2002, and the Company believes the effect of adopting this statement will not have a material impact on its financial position, results of operations, or cash flows.

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued, which establishes standards for reporting the obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on July 1, 2002, and the Company has not concluded the effect, if any, SFAS 143 will have on its consolidated financial statements.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was issued, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supercedes in part FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Further, it amends ARB No. 51, "Consolidated Financial Statements." The Company will adopt SFAS 144 on July 1, 2002, and the Company has not concluded the effect, if any, SFAS 144 will have on its consolidated financial statements.

In April of 2002, Statement of Financial Accounting Standards No. 145 ("SFAS 145") was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company will adopt SFAS 145 on July 1, 2002, and the Company has not concluded the effect, if any, SFAS 145 will have on its consolidated financial statements.

In June of 2002, Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities" was issued to address these costs and to nullify Emerging Issues Task Force Issue


                                           continued
                                              F-15

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies: continued,

    Recent Accounting Pronouncements, continued,

No. 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS on July 1, 2002.

3.  Change in fiscal year:

Effective June 30, 2001, the Company changed its fiscal year from December 31 to June 30.

4.  Discontinued operations:

Genetic Vectors, Inc.

The Company owns 737,216 shares of restricted common stock of Genetic Vectors, Inc. In 1998, the Company wrote off its investment due to significant uncertainties regarding the Company's ability to recover its investment.

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

In December 2000, Nyer Nutritional, filed a Complaint in the United States District Court for the District of Maine against two companies, alleging that the defendants breached a confidentiality and non-use agreement entered into with Nyer Nutritional as part of a distribution agreement and a proposed agreement regarding the purchase of Nyer Nutritional's assets. In August 2001, the litigation was settled whereby each party dismissed its case against the other and one defendant has paid Nyer Nutritional $25,000 per quarter commencing September 2001 for six quarters. In addition, certain royalty payments may be made to Nyer Nutritional depending on certain future sales by that Company.
                                           continued
                                              F-16

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Discontinued operations: continued,

Nyer Nutritional Systems, Inc., continued,

In May 2002, the Company assigned all of its rights, licenses and interest in patents to Nyer Nutritional's minority shareholder. In return, the minority shareholder released the Company from any and all obligations.

5.  Impairment:

In December 2000, as a result of continuing and increasing operating losses, the Company determined that goodwill in its EMT, fire, and police equipment and supplies segment (the EMT segment) was impaired. The Company reviewed the expected future cash flows for each operating unit in its EMT segment and determined that certain assets of continuing operations were impaired. As a result, the Company recorded an impairment charge of $42,666 related to goodwill associated with its subsidiary, Anton Investments, Inc.

In December 1999, as a result of continuing and increasing operating losses, the Company determined that goodwill in its EMT, fire, and police equipment and supplies segment (the EMT segment) was impaired. The Company reviewed the expected future cash flows for each operating unit in its EMT segment and determined that certain assets of continuing operations were impaired. As a result, the Company recorded an impairment charge of $280,445 related to goodwill associated with its subsidiary, Conway Associates, Inc.

6.  Related party transactions:

Receivables from related parties consisted of the following for the year ended, June 30, 2002, for the six months ended June 30, 2001 and for the year ended

 December 31, 2000:
                                              2002          2001          2000

    Receivables from related party         $  8,895     $   9,798     $   3,932
    Advances due from related companies,
        non-current                        $ 41,563     $  38,267     $  36,615

The receivable from related party in the amount of $8,895 is for products sold to a company which is operated by an officer and director of the Company. Total sales were $8,895 for the year ended June 30, 2002, $2,908 for six months ended June 30, 2001, and $515 for the year ended December 31, 2000. The remaining balance of $3,580 for the six months ended June 30, 2001 was for interest due on a loan to the Company's Chief Executive Officer. This was paid December 2001. Advances due from related companies consist of cash advances made to Nyle. Interest is charged at 9% annually and payments are made from time to time.

The payable of $307,513 relates to the purchase of a subsidiary's inventory and is an oral agreement. The Company has paid principal payments of $10,000 per month since 1998. In the past, the Company has accrued interest of 7% annually.

                                           continued
                                              F-17

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Related party transactions: continued,

In fiscal year 2002, the Company discontinued accruing interest because of a dispute regarding the amount of obsolete inventory purchased at the time of the transaction. Interest expense related to this note was $12,691 for the six months ended June 30, 2001, and $31,911 for the year ended December 31, 2000, and $41,508 for the year ended December 31, 1999. The payable was $307,513 for the year ended June 30, 2002, $447,915 for the six months ended June 30, 2001 and $495,041 for the year ended December 31, 2000.

In 1996, a stock sale receivable for the exercise of 50,000 stock options was due from an officer for $115,500, with interest payable quarterly with an annual interest rate of 6.25%, with all unpaid accrued interest and principal due August of 2002. This note was paid in full (including accrued interest), in December 2001.

7.  Acquisitions and divestitures:

During fiscal 2002, the Company purchased the inventory and prescription lists of two pharmacies. Approximately $170,000 of the purchase price was allocated to goodwill and prescription lists and are being amortized over 15 years. Additionally, $100,000 was allocated to non-compete agreements and are amortized over three years.

In December 2001, the Company sold its respiratory division for a gain of $159,353. The gain is reflected in other income.

During 1999, the Company purchased the inventory and prescription lists of a pharmacy for $273,728. Approximately $100,000 of the purchase price was allocated to goodwill and prescription lists which are being amortized over 15 years.

During 1999, the Company sold certain pharmacy assets for cash of $50,800, resulting in a gain of approximately $25,000 which was recorded in other income.

8.  Debt:

    Long-term debt at June 30, 2002, June 30, 2001 and December 31, 2000, consisted of the following:
                                                 2002        2001        2000

    ADCO Surgical Supply, Inc:
    Mortgage payable in equal monthly install-
    ments of $4,675 including interest at
    8 1/4% collateralized by land and building,
    due in March 2008.  This mortgage payable
    is personally guaranteed by the Company's
    chairman.                                   $208,944    $261,078    $285,589



                                           continued
                                              F-18

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Debt: continued,
                                                 2002         2001         2000

    Eaton:
    Note payable in equal monthly install- ments of $4,999, including interest at 7%. The note will mature in July 2004,
    collateralized by certain inventory.         115,968           -           -

    Note payable in equal monthly install- ments of $2,778 plus interest on the unpaid balance at 6%. The note will mature in February 2005, and is
    collateralized by certain inventory.          88,889           -           -

    Note payable in equal monthly install- ments of $2,437 plus interest on the unpaid balance at 6%. The note will mature in February 2005, and is
    collateralized by certain inventory.          77,998           -           -

    Note payable in equal monthly install-
    ments of $3,023 including interest at 7%.
    The note matured in May 2001 and was
    collateralized by certain pharmacy assets.         -           -      14,852

    Line of credit with a balloon payment due in July 2001. The interest rate was prime (8.50% at December 31, 2000) and was collateralized by certain assets of Eaton. The note was converted to a purchase commitment bonus.
    (see Note 10 Commitments)                          -           -     200,000

        Other subsidiaries

    Notes payable due in various install-
    ments at rates ranging up to 8%,
    collateralized by certain equipment
    and vehicles.                                 22,237     29,237       41,817

      Total debt                                 514,036    290,405      542,258
        Less current portion                     184,669     73,656      291,978

                                               $ 329,367  $ 216,749     $250,280







                                           continued
                                              F-19

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Debt: continued,

At June 30, 2002, the following are the maturities of long-term debt for each of the next five years:

          2003                               $  184,669
          2004                                  184,195
          2005                                  109,281
          2006                                   35,891
          2007                                        -
                                             $  514,036
9.  Income taxes:

At June 30, 2002, the Company had remaining net operating loss (NOL) carryforwards of approximately $1,200,000 available to offset future taxable income. The NOL carryforwards will begin expiring in 2011 to 2020. The income tax provision of $119,000 is for state income taxes of continuing operating subsidiaries. In the event of a change in ownership of the Company, the utilization of the NOL carryforwards may be subject to limitation under certain provisions of the Internal Revenue Code. In addition, certain provisions dealing with consolidated returns may limit the utilization of NOL carryforwards by certain members of the consolidated group.

The tax effect of temporary differences that give rise to significant portions of deferred taxes at June 30, 2002, June 30, 2001, and December 31, 2000 consisted of:
                                            2002         2001          2000

      Deferred tax assets(liabilities):
      Depreciation                       $ 30,000    $   38,000     $   58,000
      Reserves not recognized for tax
         purposes                         306,000       271,000        370,000

      Net operating loss carryforwards    480,000       875,000      1,094,000
      Total net deferred tax assets
         before valuation reserve         816,000     1,184,000      1,522,000
         Valuation reserve               (816,000)   (1,184,000)    (1,522,000)
            Total net deferred tax
             assets                      $      -    $        -     $        -

The Company has recorded a valuation reserve for the total amount of net deferred tax assets due to the uncertainty of its future realization.

10.  Employee Benefit Plan:

Effective July 1, 2001, the Company established a savings plan that qualifies as a deferred salary arrangement under Section 401(k) (the "Employee Plan") of the Internal Revenue. Pursuant to the Employee Plan, participants may elect to contribute up to 20% of their eligible compensation, as defined. Also, the Company will make a matching contribution is equal to 100% of the first 3% of


                                           continued
                                              F-20

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Employee Benefit Plan: continued,

each employee's elected contribution of each employee's eligible compensation and 50% of the next 2% of each employee's eligible compensation. The Company's matching contribution to the 401(k) plan was $101,010 for the year ended June 30, 2002.

11. Commitments:

Operating leases:

The Company rents office and warehouse space with varying lease expiration dates through May of 2010. Generally, the leases have options to extend the lease terms. Total rent expense for the year ended June 30, 2002 was $806,557, $358,850 for the six months ended June 30, 2001 and $764,431 and $784,874 for the years ended December 31, 2000, and 1999, respectively.

Future minimum lease payments at June 30, 2002 are as follows:

           2003                       $  670,272
           2004                          584,585
           2005                          490,253
           2006                          453,185
           2007                          262,281
           Thereafter                    309,698
                                      $2,770,274

Purchase commitment:

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

Additionally, the supplier made available a $200,000 line of credit to purchase this inventory. The line of credit is collateralized by substantially all of the assets of the subsidiary. The full line of credit was used in July of 1999 to purchase inventory. In 2001, the line of credit was converted to a signing bonus due to a new purchase agreement. This agreement had the same terms as the previous agreement. The subsidiary reached the purchase commitment in the fourth quarter of 2002. This is classified on the June 30, 2001 balance sheet under deferred credit.

As of June 30, 2002, there is no purchase commitment in effect.






                                           continued
                                              F-21

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Shareholders' equity:

Class A preferred stock - each share has voting rights equal to 1,000 shares of common stock.

Class B preferred stock (Series 1) - each share has voting rights equal to 2,000 shares of common stock.

Treasury stock - In 1998, the Company purchased 11,000 shares of its own common stock from the open market for a total of $52,249. As part of the Company's 10% stock dividend (described below), an additional 1,100 shares of common stock is included as treasury stock. The Company currently has 12,100 shares of treasury stock.

In fiscal 2001, the Company issued 15,873 shares of common stock as payment of a liability in connection with an acquisition, which did not occur. These shares were valued at the market price of $36,180, less related expenses of $23,500.

During 1999, the Company approved a 10% stock dividend of 340,596 shares of common stock to the shareholders of record on January 14, 2000. The dividend was included in the balance sheet as of December 31, 1999. The loss per share has been restated as if the shares were issued as of January 1, 1998.

During 1997, the Company issued 20,000 warrants to a third party in connection with services provided. The exercise price for each warrant is $14.75 and are only exercisable if the stock price exceeds 120% of the exercise price. These warrants were not exercised during 2002, 2001, 2000 or 1999.

In October 1999, the Company issued 150,000 stock options to a third party in connection with consulting services provided. The stock options vested immediately. The options were priced in three 50,000 option blocks. Block one is for 50,000 to be exercised $8.00 per share; block two is 50,000 to be exercised at $9.00 per share; and block three is 50,000 to be exercised at $11.00 per share. The options will be in force for as long as the consulting services are continued by the Company and for two years thereafter. The options have customary piggy-back registration rights with respect to any shares of common stock issuable upon exercise of options. The consulting agreement was effective October 1999 and expired September 2000 and was renewed until September 30, 2001. The Company is currently on a month-to-month consulting agreement. The Company recorded an expense of $368,750, equal to the estimated fair market value of the options at the date of grant. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5.9% risk-free interest, 0% dividend yield, 60% volatility, and three year expected life.

13. Employees, directors and consultants stock options and incentive plan: The Company has a Stock Option Plan (Plan) which provides for the awards of shares of common stock to Company employees, directors, and consultants of the Company. The Plan provides for automatic grants of 12,000 non-qualified options, at fair market value, vesting semi-annually over a three-year term to

                                          continued
                                              F-22

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Employees, directors and consultants stock options and incentive plan: continued,

all directors. The maximum term of options granted under the Plan is ten years.

The following table summarizes stock options outstanding and exercisable at June 30, 2002:

                  Outstanding stock options       Exercisable stock options
                       Weighted                        Weighted
                       average      Weighted           average     Weighted
    Exercise           remaining    average            remaining   average
    price              contractual  exercise           contractual exercise
    range        Shares    life      price       Shares     life    price

    $ 2.10-$3.38  78,000    4.9      $ 2.82       34,000     4.9    $ 3.07
    $ 4.62-$6.88 669,600    8.8      $ 6.09      661,600     8.8    $ 6.10
    $16.75        36,000    5.3      $16.75       36,000     5.3    $16.75

A summary of changes in common stock options for the year ended June 30, 2002, for the six months ended June 30, 2001 and for the years ended December 31, 2000, and 1999 are:

                June 30,           June 30,       December 31,    December 31,
                 2002               2001            2000            1999
                    Weighted           Weighted        Weighted        Weighted
                    average            average         average         average
                    exercise           exercise        exercise        exercise
               Shares  price     Shares   price    Shares  price   Shares  price
    Outstanding
      at the
      beginning
      of the
      year    809,600 $6.30     819,600  $6.30    788,000  $6.36  248,000 $ 6.30
    Granted    64,000  2.70           -      -     40,000   4.75  540,000   6.44
    Exercised       -     -           -      -     (4,400)  5.00        -      -
    Canceled  (90,000) 3.70     (10,000)  4.75     (4,000)  3.38               -
    Outstanding
      at the
      end of
      the year783,600 $6.30     809,600  $6.30    819,600  $6.30  788,000 $ 6.36

The weighted average grant date fair market value for options granted was $2.70, $4.75 and $3.70 for the year ended June 30, 2002, and for the years ended December 31, 2000 and 1999.






                                          continued
                                              F-23

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Employees, directors and consultants stock options and incentive plan: continued,

The Company accounts for stock options using SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income or (loss) and net income or (loss) per share would have been charged to the pro forma amounts indicated below:

                                June 30,       December 31,    December 31,
                                  2002            2000            1999
   Net income (loss):
     As reported                $ 242,814     $  (638,655)    $(2,172,645)
   Pro forma                    $ 104,107     $  (747,575)    $(3,397,152)
   Income (loss) per share:
     As reported                $     .06     $      (.17)    $      (.58)
   Pro forma                    $     .03     $      (.20)    $      (.91)

The calculation was not presented for the six months ended June 30, 2001, because no options were granted for the period.

The fair value of stock options in the pro forma accounts for the years ended June 30, 2002, December 31, 2000 and 1999 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                 2002     2000    1999

     Risk-free interest          4.3%     5.7%     6.4%
     Dividend yield                0%       0%       0%
     Expected volatility         110%      80%      60%
     Expected life (years)         5        5        5

The calculation was not presented for the six months ended June 30, 2001, because no options were granted for the period.











                                           continued
                                              F-24

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 14.  Business segments:

The Company had three active business segments for year ended June 30, 2002, for the six months ended June 30, 2001, and for the years ended December 31, 2000 and 1999:

   (1) retail pharmacy drug store chain (2) wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the year ended June 30, 2002:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales    $40,686,119   $ 9,188,343   $ 4,225,596    $        -   $54,100,058
Operating
income (loss)  1,148,305        31,523      (248,604)     (589,411)      341,813
Total assets   8,288,119     2,926,644     1,110,584     1,239,156    13,564,503
Capital
expenditures     287,916        66,449        18,466           525       373,356
Depreciation
 and
 amortization   296,650       150,182        56,876         4,132       507,840
Interest income (24,306)      (21,014)            -       (18,558)      (63,878)
Interest expense 15,591   $    21,321   $     1,340    $        -   $    38,252

Summary data for the six months ended June 30, 2001:

                          Medical and    EMT, Fire,
             Pharmacy       Surgical    Police Equip.
              Chain         Supplies    and Supplies    Corporate   Consolidated

Net Sales   $16,913,373   $ 4,251,242   $ 2,739,012     $       -   $23,903,627
Operating
(loss)income    409,301      (142,427)      (87,745)     (274,512)      (95,383)
Total assets  6,794,607     2,964,263     1,754,287     1,089,920    12,603,077
Capital
Expenditures    131,302        22,153        53,950             -       207,405
Depreciation
 and
 amortization   101,088        68,107        42,974         2,007       214,176
Interest income  (5,978)       (6,928)            -       (34,227)      (47,133)
Interest
 expense    $       237   $    12,963   $    13,440     $       -   $    26,640



                                           continued
                                              F-25

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Business segments: continued,

Summary data for the year ended December 31, 2000:

                           Medical and    EMT, Fire,
              Pharmacy       Surgical    Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales   $29,104,320   $ 8,085,710   $ 4,785,415    $        -   $41,975,445
Operating
(loss)income    460,194      (138,939)     (255,689)     (621,890)     (556,324)
Total assets  6,054,423     2,921,379     1,681,280     1,977,749    12,634,831
Capital
Expenditures     90,776        93,469           400         1,899       186,544
Depreciation
 and
 amortization   229,969       149,261        60,704         4,422       444,356
Interest income (16,124)      (14,624)            -      (142,569)     (173,317)
Interest
 expense    $    24,970   $    30,905   $    33,451    $        -   $    89,326


Summary data for the year ended December 31, 1999:

                          Medical and    EMT, Fire,
              Pharmacy       Surgical    Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales   $25,268,003   $ 7,543,642   $ 7,045,266    $         -  $39,856,911
Operating
 (loss)        (325,054)      (84,507)     (585,612)      (764,837)  (1,760,010)
Total assets  5,568,424     2,964,787     2,005,722      2,634,702   13,173,635
Capital
Expenditures    142,626        85,053       184,773          3,596      416,048
Depreciation
 and
 amortization   233,096       104,190        84,570          5,008      426,864
Interest income  (9,175)       (8,981)            -       (128,665)    (146,821)
Interest
 expense   $     26,838   $    33,894   $    42,118    $         -  $   102,850












                                           continued
                                              F-26

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Selected quarterly data (unaudited):

          2002
                               First       Second        Third       Fourth
                              Quarter      Quarter      Quarter      Quarter
Net sales                   $12,580,646  $13,217,216  $13,463,572  $14,838,624

 Gross profit               $ 2,660,692  $ 2,676,652  $ 2,723,240  $ 3,194,650

 Income (loss) from
  continuing operations     $   214,109  $   158,193  $    83,386  $  (162,455)
 Net loss from discontinued
  operations                $   (10,674) $   (10,724) $   (28,695) $      (326)

 Net income (loss)          $   203,435  $   147,469  $    54,691  $  (162,455)

 Basic and diluted income (loss) per share:
  Continuing operations     $       .06  $       .04  $       .02  $      (.05)
  Discontinued operations          (.01)         .00          .00          .00

  Net income (loss)         $       .05  $       .04  $       .02  $      (.05)


          2001
                                     First         Second
                                    Quarter        Quarter

 Net sales                       $11,210,448     $12,693,179

 Gross profit                    $ 2,236,112     $ 2,713,371

 (Loss) income from
   continuing operations         $  (136,587)    $     6,719
 Net loss from discontinued
   operations                    $   (22,154)    $   (65,739)

 Net loss                        $  (158,741)    $   (59,020)

 Basic and diluted loss per share:
   Continuing operations         $      (.03)    $      (.01)
   Discontinued operations              (.01)           (.01)

   Net loss                      $      (.04)    $      (.02)







                                           continued
                                              F-27

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Selected quarterly data (unaudited): continued,

          2000
                               First      Second        Third       Fourth
                              Quarter     Quarter      Quarter      Quarter

 Net sales                   $9,760,241  $10,613,124  $10,570,026  $11,032,054

 Gross profit                $1,990,743  $ 2,259,877  $ 2,047,564  $ 2,653,621

 Loss from continuing
   operations                $ (139,914) $    (3,640) $   (65,880) $  (121,532)
 Net loss from discontinued
   operations                $  (78,475) $   (86,812) $  (118,162) $   (24,240)

 Net loss                    $ (218,389) $   (90,452) $  (184,042) $  (145,772)

 Basic and diluted loss per share:
   Continuing operations     $     (.04) $       .00  $      (.02) $      (.03)
   Discontinued
     operations                    (.02)        (.02)        (.03)        (.01)

   Net loss                  $     (.06) $      (.02) $      (.05) $      (.04)



          1999
                               First      Second        Third       Fourth
                              Quarter     Quarter      Quarter      Quarter

 Net sales                   $9,454,434  $ 9,504,138  $ 9,897,925  $11,000,414

 Gross profit                $1,826,263  $ 1,779,468  $ 1,931,564  $ 1,998,511

 Loss from continuing
   operations                $ (141,788) $  (182,544) $   (93,750) $(1,010,543)
 Net loss from discontinued
   operations                $  (84,588) $  (145,327) $  (213,997) $  (300,108)

 Net loss                    $ (226,376) $  (327,871) $  (307,747) $(1,310,651)

 Basic and diluted loss
   per share:
   Continuing
     operations              $     (.04) $      (.05) $      (.02) $      (.27)
   Discontinued
     operations                    (.02)        (.04)        (.06)        (.08)

   Net loss                  $     (.06) $      (.09) $      (.08) $      (.35)


                                           continued
                                              F-28

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               Additions Additions
               Balance at     Charged to    Charged to  Deductions    Balance at
               Beginning of   Costs and     Other       for payments  End of
               Period         Expenses      Accounts    or Writeoffs  Period
Year ended December
  31, 1999:
Allowance for
 doubtful accounts
(deducted from
 accounts
 receivable) $  188,076     $   17,616      $     -     $ (27,953)    $  177,739
Allowance for
 obsolescence
(deducted from
 inventory)     611,750        142,261            -             -        754,011
             $  799,826     $  159,877      $     -     $ (27,953)    $  931,750
Year ended December
  31, 2000:
Allowance for
 doubtful accounts
(deducted from
 accounts
receivable)  $  177,739     $  60,018       $     -     $       -     $  237,757
Allowance for
 obsolescence
(deducted from
 inventory)     754,011        24,864             -       (91,013)       687,862
             $  931,750     $  84,882       $     -     $ (91,013)    $  925,619
Period ended June
  30, 2001:
Allowance for
 doubtful accounts
(deducted from
 accounts
 receivable) $  237,757     $ 113,737       $     -     $  (3,155)    $  348,339
Allowance for
 obsolescence
(deducted from
 inventory)     687,862        86,495             -             -        774,357
             $  925,619     $ 200,232       $     -     $  (3,155)    $1,122,696
Year ended June
  30, 2002:
Allowance for
 doubtful accounts
(deducted from
 accounts
receivable)  $  348,339     $ 157,135       $     -     $ (35,551)    $  469,923
Allowance for
 obsolescence
(deducted from
 inventory)     774,357       157,158             -      (145,000)       786,515
             $1,122,696     $ 314,293       $     -     $(180,551)    $1,256,438
  The FASB 109 Valuation Allowance has been omitted because such information is disclosed in Note 9 to the Consolidated Financial Statements.
                                              F-29

ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

          There were no disagreements with the Accountants.

                             PART III

ITEM 10. Directors, executive officers, promoters and control persons; compliance with Section 16 of the Exchange Act.

Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    77           Chairman of the Board,
                                                      President, Secretary,
                                                      and Director

          William J. Clifford, Jr.       52           Vice-President-Sales
                                                      and Director

          Karen L. Wright                40           Treasurer, Vice-
                                                      President-Finance,
                                                      Vice-President-Operations,
                                                      and Assistant Secretary

          Stanley Dudrick, M.D.          67           Director

          Donald C. Lewis, Jr.           63           Director

          John Milledge                  40           Director

          Kenneth L. Nyer, M.D.          44           Director

          M. Randolph Prince             60           Director

          James Schweiger                67           Director


Mr. Robert Barrett, III resigned from the Board of Directors effective August 2002 for reasons unrelated to the Company. Mr. Barrett also resigned as the Audit Committee's chairman. Mr. Barrett had been a board member since November 2001. Mr. Donato Mazzola resigned from the Board of Directors in May 2002 for reasons unrelated to the Company. Mr. Mazzola was the representative for the minority shareholders of the pharmacy chain. The minority shareholders have not filled their vacancy as of the date of this Report.

The Company's Board of Directors is divided into three classes of directors. Messrs. Milledge and Dr. Nyer's term expires in 2004, Messrs. Prince, Schweiger and Dr. Stanley Dudrick's term expires in 2003, and Messrs. Lewis, Nyer and Clifford's term expires in 2002. There is one vacancy.

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

William J. Clifford, Jr. has been vice-president of sales and a director of the Company since December 1991, and vice-president and general manager of ADCO and ADCO South since 1988 and 1992, respectively. From 1973 to 1988, Mr. Clifford was general sales manager of ADCO. Mr. Clifford, an employee since 1973, has over 29 years experience in the medical supply industry and possesses substantial experience in medical warehousing, purchasing, sales and sales management.

Karen L. Wright has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997 and vice-president of operations since 2001. She served on the Board from April 1997 to September 2001. She has been a director of Nyle since 1998. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time, Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

Stanley Dudrick, M.D. has been a director of the Company since March
1997. Since September 2002, Dr. Dudrick has been Program Director of Surgery, at St. Mary's Hospital, located in Waterbury, Connecticut. From January 2000 until August 2002, Dr. Dudrick was Chairman for the Department of Surgery at Bridgeport Hospital/Yale-New Haven Health Systems, from, located in Bridgeport, Connecticut, and is affiliated with Yale Medical School. From November 1994 until December 1999, Dr. Dudrick had been Associate Chairman for St. Mary's Hospital, Department of Surgery, which is located in Waterbury, Connecticut, is affiliated with Yale Medical School. Since 1982, Dr. Dudrick also has been a Clinical Professor of Surgery at the University of Texas Health Science Center at Houston. Dr. Dudrick is nationally known in the field of enteral nutrition and has received numerous awards and honors, is an editorial consultant and on the board of numerous medical journals including those specializing in nutrition and has published widely on the subject.

Donald C. Lewis, Jr. has been a director of the Company since July 1993. Mr. Lewis has been president and director of Nyle, the Company's principal shareholder, since January 1985.

John Milledge has been a director of the Company since October 2002.
Mr. Milledge practices law in Florida concentrating in local government law, including land use, contracts, procurement, personnel, public finance (including TRIM proceedings) and litigation. Mr. Milledge is a member of the Florida Bar and the U.S. District Court, Southern District of Florida. Mr. Milledge graduated from Emory University, Atlanta, Georgia, with a B.A., with honors, and the University of Florida, College of Law, Gainesville, Florida, with a J.D.

Kenneth L. Nyer, M.D. has been a director of the Company since December
1991. Dr. Nyer is a specialist in internal medicine and has practiced at the Albert Einstein Hospital, Bronx, New York since 1993. He previously practiced at North Shore University Hospital, Manhasset, New York from 1987 to 1993. Dr. Nyer held a faculty position at the Cornell University Medical School from 1987-1993. Currently, Dr. Nyer is assistant clinical professor of medicine at Albert Einstein College of Medicine. Dr. Nyer is the son of Mr. Samuel Nyer.

M. Randolph Prince has been a director of the Company since January 2002. Mr. Prince is also a member of the Audit Committee. Mr. Prince has been self-employed since 1991 as an Attorney/Certified Public Accountant (CPA) advising high wealth individuals on tax and financial planning matters in the States of Florida and Tennessee. He is also a consultant for a CPA firm in tax and financial planning for high wealth businesses and owners. Mr. Prince has over 35 years experience as an Attorney and CPA in tax and financial matters and in the practice of tax law. His experience extends into multiple industries, both privately owned and SEC registrants. Mr. Prince has been an Attorney since 1966, currently admitted to practice in the State of Florida, U.S. District Court in the District of Columbia, and United States Court of Appeals for the Federal Circuit in the District of Columbia. He has been a CPA since 1970 and is currently licensed in the State of Tennessee. Mr. Prince graduated from the University of Illinois in 1963 with a degree in Accounting and from George Washington University Law School, Washington, D.C. in 1966.

James J. Schweiger has been a director since January 2002. Mr. Schweiger is also chairman of the Audit Committee. Mr. Schweiger is currently President and CEO of James J. Schweiger Financial Consultants, Orlando Florida. From 1969 to 1986, Mr. Schweiger was a Managing Partner in the firm of KMG Main Hurdman in charge of the Ft. Lauderdale/Miami Florida office, Northeastern Regional Managing Partner and later served as the Southern Area Director. From 1980 to 1985 he served on the Company's Policy Board and Management Committee. He was previously a Board member of AICPA on accounting for real estate transactions. From 1989 to 1992 Mr. Schweiger served as Treasurer/Director on the EASE Foundation Board (a charitable foundation in Davie Florida). Mr. Schweiger graduated from Duquesne University, Pittsburgh, Pa in 1961 with a BS degree in Business Administration.

    Delinquent Filings

No person who, during the fiscal year ended June 30, 2002, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file on a timely basis reports required by Section 16 of the Exchange Act during the most recent fiscal year or prior fiscal years except the following persons: (a) Robert Barrett, III has not filed a Form 3 or a Form 5 with respect to the fiscal year ended June 30, 2002;
(b) William J. Clifford, Jr. has not filed a Form 5 for each of the fiscal years ended December 31, 1993, December 31, 1996 and December 31, 1999; (c) Stanley Dudrick, M.D. has not filed a Form 5 for each of the fiscal years ended December 31, 1997 and December 31, 2000; (d) Donald C. Lewis, Jr. has not filed a Form 4 for activity in 1997 and has not filed a Form 5 for each of the fiscal years ended December 31, 1993, December 31, 1996 and December 31, 1999; (e) Donato Mazzola has not filed a Form 3 or a Form 5 for the fiscal year ended December 31, 2000; (f) Kenneth L. Nyer, M.D. has not filed a Form 5 for each of the fiscal years ended December 31, 1993 and December 31, 1998; (g) Samuel Nyer has not filed a Form 5 for each of the fiscal years ended December 31, 1993, December 31, 1996 and December 31, 1999; (h) M. Randolph Prince has not filed a Form 3 or a Form 5 with respect to the fiscal year ended June 30, 2002; (i) James Schweiger has not filed a Form 3; and (j) Karen L. Wright has not filed a Form 5 for each of the fiscal years ended December 31, 1997 and December 31, 1999. The Company is in the process of bringing the filings up to date.



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

ITEM 11.  Executive Compensation.

The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the year ended June 30, 2002, six months ended June 30, 2001 and for fiscal years ended December 31, 2000 and 1999 to the Company's chief executive officer. No other executive officer received compensation exceeding $100,000 during the year ended June 30, 2002, for the six months ended June 30, 2001 and for the fiscal years ended December 31, 2000 and 1999.

                              Summary Compensation Table
                      Annual Compensation              Long Term Compensation
                                                          Awards
         (a)              (b)     (c)       (e)             (g)
         Name and                           Other            Securities
         principal                          annual           underlying
         position         Year    Salary($) compensation($)  options/SARS(#)

         Samuel Nyer      2002    $140,000     $4,200                0
         Chief            2001      70,000      2,100                0
         Executive        2000     140,000      4,200                0
         Officer          1999     127,308      4,200          500,000

         Michael Curry    2002     133,219      6,000                0
         David Dumouchel  2002     133,219      6,000                0
         Mark Dumouchel   2002     133,219      6,000                0
         Wayne Gunter     2002     133,219      6,000                0
         Donato Mazzola   2002     133,219      6,000                0

            Messrs. Curry, David Dumouchel, Mark Dumouchel, Gunter, and Mazzola are minority shareholders of the pharmacy chain (with the exception of Mr. Curry, whose wife is the minority shareholder). They are all registered pharmacists and work within the pharmacy chain.



The Company has not paid any cash compensation to any person for serving as a director. The Company's Audit Committee receives $600 per meeting.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
     Option/SAR Values
         (a)                         (d)                        (e)
                  Number of securities underlying  Value of unexercised in-the
                        unexercised options/SARs     money options/SARs at
                                at fy-end                  fy-end($)1
     Name            exercisable / unexercisable    exercisable / unexercisable

     Samuel Nyer     540,000       0                $92,400       $0

Employment Agreements

The Company employs its officers and employees pursuant to oral agreements except as disclosed in the next paragraph.

In August of 1996, Eaton entered into a five-year employment agreement, with a one-year non-compete, with four of the five minority shareholders of Eaton and the husband of the fifth minority shareholder. The agreement has been extended for an additional five years with a base annual salary of $120,000, for four of the minority shareholders and the husband of the fifth minority shareholder, effective January 2002. Each are also provided full insurance coverage on the employee's vehicle and a vehicle allowance with an annual cost of $6,000 and each also receives life-insurance coverage in the aggregate amount of $800,000, including a separate single policy in the amount of $300,000, which the employee's designee shall be the owner and beneficiary. The current employment agreements contain no written non-compete provisions.

The Company has an oral employment agreement with Mr. Samuel Nyer, the Company's Chief Executive Officer, Chairman of the Board and director, which provides for an annual base salary of $140,000 and $4,200 for the use of an automobile. The Company has an oral employment agreement with Mr. William J. Clifford, Jr. vice president and director, which provides for an annual base salary of $80,454 and the use of an automobile, including all expenses associated with it at an annual cost of $10,900. The Company has an oral employment agreement with Ms. Karen L. Wright, vice president and treasurer, which provides for an annual base salary of $80,000.

Stock Option Plan

The Company established the 1993 Stock Option Plan (the "Plan"). The Plan provides: (a) officers and other employees of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted which qualify as incentive stock options (ISOs) under Section 422(b) of the Internal Revenue Code of 1986, as amended and (b) directors, executive officers, employees and consultants of the Company and its subsidiaries opportunities to purchase stock in the Company pursuant to options granted which do not qualify as ISOs (Non-Qualified Options). Also, under the Plan, all directors have automatically received a grant of non-qualified options which vest semi-annually each June 30th and December 31st over a three-year period. The exercise price of such options, as provided for in the Plan, is the closing price of the Company's common stock on the last business day prior to the grant of options. For each year of a director's term, 4,000 options are granted. After all directors begin serving a three-year term, each director receives an initial grant of 12,000 options at the time of election, appointment or vesting of all prior options.

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

In October 1999, the Company granted Mr. Sam Nyer, its president, 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested in October 1999, with the remaining having vested in October 2000. As of the date of this Report, none of the options have been exercised.

It should be noted that, on October 4, 2002, the board of directors of the Company approved (a) an amendment to the 1993 Stock Option Plan to (i) increase the aggregate number of shares which may be issued under such plan to 1,000,000 and (ii) cease further grants of options under such plan upon the effectiveness of a new stock option plan of the Company; (b) a new stock option plan entitled "2002 Stock Option Plan", under which plan 3,000,000 shares of common stock of the Company will be available for award, and (c) the grant of options pursuant to the 2002 Stock Option Plan to all existing directors and an officer of the Company equal to the Number of options currently granted to such persons (and in effect) under the 1993 Stock Option Plan or otherwise, each of which options shall vest immediately (subject to shareholder approval), has a term of ten years, and an exercise price equal to the "Market Price" (as such term is defined in the 2002 Stock Option Plan) on the date of the grant. None of these actions of the board of directors of the Company have been presented to the shareholders of the Company for approval as of yet.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth information as of October 10, 2002, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and nature
              Name and address of         of beneficial        Percentage of
Class         beneficial owner            ownership2            class owned

Common stock, Samuel Nyer                 5,404,400 3,4            63.6%
Class A       c/o ADCO
preferred     1292 Hammond Street
stock, and    Bangor, Maine 04401
Class B
preferred stock

Common stock  Nyle International Corp.    2,781,000                32.7
and Class A   72 Center Street
preferred     Brewer, Maine  04412
stock

Common stock  William J. Clifford, Jr.       22,000 5                 *
              1292 Hammond Street
              Bangor, Maine 04401

Common stock  Karen L. Wright                28,110 6,7               *
              1292 Hammond Street
              Bangor, Maine 04401

Common stock  Stanley Dudrick, M.D.          22,000 6                 *
              c/o St. Mary's Hospital
              56 Franklin Street
              Waterbury, CT 06706

Common stock  David Dumouchel                14,000 6                 *
              111 Canal Street
              Salem, MA  01970


Common stock  Donald C. Lewis, Jr.           29,000 6                 *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Donato Mazzola                  6,000 6                 *
              264 R Washington Street
              Wellesley Hills, MA  02481

Common Stock  Kenneth L. Nyer, M.D.          36,000 6                 *
              48 Old Orchard Road
              New Rochelle, New York 10804

Common Stock  M. Randolph Prince              2,000                   *
              185 Serral Drive
              Greeneville, TN 37745

Common Stock  James Schweiger                 2,000                   *
              8052 Aspencrest Court
              Orlando, FL  32835

All directors and executive officers      5,565,510 5,6,7,8,
       of the Company as a group (ten                                65.5%
       persons) * less than 1% of class


1 Based on the difference between the $ per share of the common stock and the option exercise price.

2 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options which vest within 60 days. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

3 Includes shares owned by Nyle since Mr. Samuel Nyer is chairman of that corporation.

4 Includes 34,000 shares of common stock underlying vested options granted pursuant to the Plan. Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer's employment agreement.

5 Consists of shares of common stock underlying vested options granted pursuant to the Plan.

6 Includes 27,000 shares of common stock underlying vested options granted pursuant to the Plan.

7 Includes 1,100 shares of common stock which is held by an ADCO employee investment club by which Ms. Wright owns 110 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.

Equity Compensation Plan Information.

               Number of securities to Weighted average Number of Securities be issued upon exercise exercise price of remaining available of outstanding options, outstanding for future issuance
Plan Category   warrants and rights     options, warrants  under equity
                                          and rights       compensation
                                                           plans (excluding
                                                           securities reflected
                                                           in first column)

Equity compensation
plans approved by
security holders (1)(3)         283,600            $6.18            0(4)

Equity compensation
plans not approved
by security holders (2) (3)     650,000             7.11            0
  Total                         933,600            $6.83            0

(1) Represents stock options granted under Nyer Medical Group, Inc.'s 1993 Stock Option Plan.

(2) Represents stock options granted under each of the (a) Business
Development Consulting agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. and (b) Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group, Inc. and Samuel Nyer.

(3) It should be noted that, on October 4, 2002, the board of directors of the Company approved (a) an amendment to the 1993 Stock Option Plan to (i) increase the aggregate number of shares which may be issued under such plan to 1,000,000 and (ii) cease further grants of options under such plan upon the effectiveness of a new stock option plan of the Company; (b) a new stock option plan entitled "2002 Stock Option Plan", under which plan 3,000,000 shares of common stock of the Company will be available for award, (c) the grant of options pursuant to the 2002 Stock Option Plan to all existing directors and an officer of the Company equal to the number of options currently granted to such persons (and in effect) under the 1993 Stock Option Plan or otherwise, each of which options shall vest immediately (subject to shareholder approval), has a term of ten years, and an exercise price equal to the "Market Price" (as such term is defined in the 2002 Stock Option Plan) on the date of the grant and (d) a restructuring of options granted to Alliance Capital Resources, Inc. pursuant to the Business Development Consulting Agreement, dated October 1, 1999, between the Company and Alliance Capital Resources, Inc., which restructuring would involve creating a ten year term for each of such options, the existence of options which can be exercised for the same number of shares as previously existed under the Business Development Consulting Agreement, vesting of such options without the further passing of time and repricing such options at the "Market Price" (using the same definition as in the 2002 Stock Option Plan) on the date of approval by the board. None of these actions of the board of directors of the Company have been presented to the shareholders of the Company as of yet.

(4) Based upon the possibility that there is a deficiency in the number of securities remaining available for future issuances under the 1993 Stock Option Plan, the board of directors of the Company has approved an increase in the aggregate number of shares which may be issued under such plan to 1,000,000. Such increase is subject to shareholder approval and would provide 716,400 shares of common stock of the Company available for future issuances under such plan.

Business Development Consulting Agreement

With respect to equity compensation, this agreement provides the Company's business and public relations consultant, Alliance Capital Resources, Inc., with 150,000 options, for shares of common stock of the Company, which vested on October 1, 1999, with exercise prices of: $8.00 for 50,000 options; $9.00 for 50,000 options and $11.00 for the remaining 50,000 options. The term of each such option is for as long as the consultant is retained by the Company and for two years thereafter. The agreement also provides the consultant with customary piggy-back registration rights with respect to any shares of common stock issuable upon the exercise of the options. As noted above in footnote number 3, under Equity Compensation Information, the restructuring of this agreement with respect to equity compensation has been approved by the board of directors of the Company.

Employment Agreement of Samuel Nyer

With respect to equity compensation, the Employment Agreement of Mr. Samuel Nyer, president of the Company, granted Mr. Nyer 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested in October 1999, with the remaining having vested in October 2000. As of the date of this Report, none of the options have been exercised.

ITEM 13. Certain Relationships and Related Transactions.

Prior to 1991, the Company and Nyle each engaged in inter-company loans. At June 30, 2002, the Company was owed $41,563 by Nyle, this includes accrued interest. As of October 11, 2002, Nyle owed the Company $41,563 (plus accrued interest). Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

William Clifford, Jr., an officer and a director of the Company, through Clifford Company, a company which he helped to establish and which is owned by his three children, two of whom are minors, buys goods from a subsidiary of the Company, at favored pricing, and sells to a customer once a year. As of the date of this Report, the Company is owed $8,895 from November 2001, which is the dollar amount of the transactions between the subsidiary of the Company and Clifford Company for the last fiscal year. It is anticipated the practice described in this paragraph will continue during the current fiscal year for approximately the same dollar amounts. These transactions have been occurring since the 1980's. The sales amounts, with respect to transactions between Clifford Company and the subsidiary of the Company, which are reported in footnote 6 on the Company's consolidated financial statements in related party transactions, are as follows: $8,895 for the year ended June 30, 2002, $2,908 for six months ended June 30, 2001, and $515 for the year ended December 31, 2000.

Mr. Samuel Nyer, president of the Company, is a guarantor of ADCO's loan.  See
Item 8. Debt, Notes to "Consolidated Financial Statements".

ADCO employs two relatives of Mr. William Clifford, a director of the Company and vice president and general manager of ADCO. One relative is employed as a sales representative and one is employed part-time in customer service. ADCO also employs two relatives of Ms. Karen Wright, the Company's treasurer, principal accounting and chief financial officer and chief operating officer. One relative is employed as ADCO's assistant comptroller and the other as a data entry clerk. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

For information concerning sums owed by Mr. Samuel Nyer to the Company, see
Item 6. Related party transactions, Notes to "Consolidated Financial
Statements".

ITEM 14. Controls and Procedures.

There have been no significant changes in Nyer Medical Group, Inc.'s internal controls or procedures that could significantly affect those controls since the date of management's last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

ITEM 15.  Exhibits and Reports on Form 8-K.

EXHIBIT INDEX


Sequential
Exhibit No.

(a).  Exhibits

3.1   Articles of Incorporation of Nyer Medical Group, Inc., (1)

3.2   Amendment to Articles of Incorporation of Nyer Medical Group, Inc.(1)

3.3   Second Amendment to Articles of Incorporation of Nyer Medical Group, Inc.

3.4   Third Amendment to Articles of Incorporation of Nyer Medical Group, Inc.

3.5   Bylaws of Nyer Medical Group, Inc.(1)

3.6   Amendment to Bylaws (1993)

3.7   Amendment to Bylaws (1997)

3.8   Amendment to Bylaws (2002)

10.1  1993 Stock Option Plan(2)

10.2  Amendment to 1993 Stock Option Plan

10.3  Second Amendment to 1993 Stock Option Plan

10.4 Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc.

10.5 Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc.

10.6 Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group Inc. and Mr. Samuel Nyer

21    Subsidiaries

23.1  Consent of Independent Certified Public Accountants

23.2  Consent of Independent Accountants

99.1  Certification of Chief Executive Officer

99.2  Certification of Chief Financial Officer


(1) Contained in Registration Statement on Form S-18 filed on April 13, 1992.

(2)  Contained in Form 10-KSB filed April 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NYER MEDICAL GROUP, INC.
                                   Registrant


                                     By:/s/ Samuel Nyer
                                        Samuel Nyer, President,
                                        Principal Executive Officer and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of October 2002.

          Signature                          Title


          /s/ Samuel Nyer                    Chairman of the Board, President,
          Samuel Nyer                        Principal Executive Officer,
                                             Director
                                             and Secretary


          /s/ William Clifford, Jr.          Vice President of Sales,
          William Clifford, Jr.              Director


          /s/ Karen L. Wright                Treasurer, Vice President of
          Karen L. Wright                    Finance, Vice President of
                                             Operations, Principal
                                             Financial Officer, Principal
                                             Accounting Officer and Assistant
                                             Secretary

          /s/ Stanley Dudrick, M.D.          Director
          Stanley Dudrick, M.D.


          /s/ Donald Lewis                   Director
          Donald Lewis


          /s/ John Milledge                  Director
          John Milledge


          /s/ Kenneth Nyer, M.D.             Director
          Kenneth Nyer, M.D.


          /s/ M. Randolph Prince             Director
          M. Randolph Prince


          /s/ James Schweiger                Director
          James Schweiger

CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

 I, Samuel Nyer, certify that:

(1)   I have reviewed this Annual Report on Form 10-K of Nyer Medical Group,
      Inc.;

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

      Date:  October 11, 2002

          /s/ Samuel Nyer

          Samuel Nyer,
          President, Chief
          Executive Officer and
          Principal Executive Officer


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

           I, Karen L. Wright, certify that:

 (1)   I have reviewed this Annual Report on Form 10-K of Nyer Medical Group,
       Inc.;

 (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

           Date: October 11, 2002

       /s/ Karen L. Wright

       Karen L. Wright,
       Chief Financial Officer and
       Principal Financial Officer

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2002 Annual Report on Form 10-K

Exhibit 3.3


SECOND AMENDMENT TO THE ARTICLES OF INCORPORATION
OF
NYER MEDICAL GROUP, INC.



The undersigned hereby certifies that the following Second Amendment to the Articles of Incorporation, as amended, was approved by the board of directors (the 'Board') and approved by a vote of the majority of holders of the outstanding voting power of capital stock of Nyer Medical Group, Inc. (the "Company"), present in person or by proxy and entitled to vote at the annual meeting of shareholders held on the 30th day of September, 1996.

A. Article IV is repealed, the currently existing 300,000 shares of Class B Preferred Stock held in treasury are cancelled and Article IV will now read as follows:

Article IV - Capital Stock

The Company is authorized to issue 10,000,000 shares of common stock, $.0001 par value.

The Company is authorized to issue 2,502,000 shares of preferred stock, $.001 par value (the "Preferred Stock").

Of these shares of Preferred Stock, 2,000 shall be designated as Class A Preferred Stock, each share of which shall have 1,000 votes on all matters at which shares of common stock are entitled to vote. Class A Preferred Stock shall have no other rights different than common stock.

The remaining 2,500,000 shares of Preferred Stock shall be designated as Class B Preferred Stock. All Class B Preferred Stock is subject to issuance by the Board in one or more series and through the filing a certificate pursuant to the applicable law of the State of Florida.

Except as expressly limited by Chapter 607, Florida Statutes, as amended from time to time, or its successor legislation, as amended from time to time, the authority of the Board with respect to each series shall include, but not be limited to, determination of the following:

(a) Whether that series shall have voting rights, in addition to the voting rights provided by law, and if so, the terms of such voting rights;

(b) The number of shares constituting that series and the distinctive designation of that series;

(c) The dividend rate on the shares of that series, whether dividends shall be cumulative, and if so, from which date or dates, and the relative rights of priority, if any, are paid on dividends on shares of that series;

(d) Whether that series shall have conversion privileges, and if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board shall determine;

(e) Whether or not the shares of that series shall be redeemable, and if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

(f) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and if so, the terms and amount of such sinking fund;

(g) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series; and

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 3.3, continued


SECOND AMENDMENT TO THE ARTICLES OF INCORPORATION
OF

NYER MEDICAL GROUP, INC.

(h)  Any other relative rights, preferences and limitations of that series.

B. Article VI is hereby repealed and Article VI will now read as follows:

Article VI - Provision for Classified Board; Removal of Directors For Cause

(a) The Board shall be divided into three classes, designated Class A, Class B and Class C, as nearly equal in numbers as the then total number of directors constituting the entire Board permits with the term of the office of one class expiring each year. Commencing with the 1996 Annual Meeting of Shareholders, the initial term of Class A directors will extend to the 1999 Annual Meeting of Shareholders, that of Class B directors shall extend to the 1998 Annual Meeting, and that of Class C directors shall extend to the 1997 Annual Meeting. As the one and two-year terms expire, new directors shall be elected for three-year terms. The number of directors to be elected at each Annual Meeting shall be equal to the number of directors of the class whose terms are expiring and those directors elected at such meeting shall hold office until the third succeeding Annual Meeting of Shareholders. At each Annual Meeting of the shareholders after each class has been elected for a three-year term, the successors to the class of directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting.

(b) Any vacancies in the Board for any reason, and any Board seats resulting from an increase in the number of directors, may be filled by the Board, acting by the majority of the directors then in office, although less than a quorum, and any directors so chosen shall hold office until the next annual election of the class for which such directors have been chosen and until their successors shall be elected and qualified.

(c) The Company shall nominate persons to serve as members of the Board upon the expiration of the term of each class of directors, which nominations shall be submitted to the shareholders at the annual meeting of shareholders for approval.

(d) Notwithstanding any other provision of the Articles of Incorporation, as amended, or the By-laws of the Company, it shall require the affirmative vote of either (i) 75% of the voting power of each class entitled to vote present in person or by proxy assuming a quorum to remove one or all of the directors and then only "with cause" or (ii) 66-2/3% of the voting power of each class entitled to vote present in person or by proxy assuming a quorum cast at a meeting of the shareholders called for that purpose and a majority of the "disinterested directors" to remove one or all of the directors only "with cause". "Cause" is defined as (1) a conviction of a felony regardless of whether it relates to the Company or its securities; (ii) declaration of incompetency or unsound mind by court order; or (iii) commission of an action which constitutes intentional misconduct or a knowing violation of law. "Disinterested Director" is defined for purposes of this provision to be any director not having an interest or role, direct or indirect, in the transaction or incident which is the basis for claiming removal of a director "with cause".

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K


Exhibit 3.4

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

     (CORPORATE SEAL)                         NYER MEDICAL GROUP, INC.



                                              By:// Samuel Nyer
                                                 Samuel Nyer, President

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K





Exhibit 3.6



AMENDMENT TO BYLAWS
OF
NYER MEDICAL GROUP, INC.


Dated: September 15, 1993



Article II, Section 6 of the Bylaws of Nyer Medical Group, Inc. shall be amended as follows:

Article II.  Directors


Section 6. Number. The number of members of the board of directors of this Corporation shall be as established by resolution of the board of directors at the annual meeting or at a special meeting called for such purpose and may be increased or decreased from time to time by resolution of the board of directors, but no decrease shall have the effect of shortening the terms of any incumbent director.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 3.7


AMENDMENT TO BYLAWS

OF

NYER MEDICAL GROUP, INC.

As Adopted on

February 1997


I.   ARTICLE II


Section 6. Number. This Corporation Shall have no less than three and no more than 11 directors, the exact number of which shall be established by resolution of the Board of Directors. The number of directors may be established from time to time by resolution of the Board of Directors, but no decrease shall have the effect of shortening the terms of any incumbent director.

II.   ARTICLE VI

Section 2.  Duties.   The officers of this Corporation shall have the following
duties and such other duties as delegated by the president.

The president shall be the chief executive officer of the Corporation, shall have general and active management of the business and affairs of the Corporation subject to the directions of the Board of Directors and shall preside at all meetings of the Board of Directors and shareholders.

The vice presidents shall perform such duties as may be prescribed by these bylaws, by the Board of Directors or by the president. The Board of Directors shall appoint one vice president to act whenever the president shall be unavailable.

The vice president of finance shall be the chief financial officer of the Corporation and shall be responsible for maintaining policies and procedures with regard to the Corporation's finances, establishing and maintaining a system of internal controls sufficient to meet all requirements of the Securities Exchange Act of 1934 and requirements imposed or recommended by the corporation's independent auditors and shall be generally responsible for overseeing the finances of the Corporation. She shall furnish at meetings of the Board of Directors, or whenever requested, a statement of the financial condition of the Corporation and shall perform such other duties as the bylaws provide or the Board of Directors may prescribe.

The secretary shall have custody of and maintain all of the corporate records except the financial records, shall record the minutes of all meetings of the stockholders and whenever else required by the Board of Directors or the president, and shall perform such other duties as may be prescribed by the Board of Directors.

The treasurer shall be the chief accounting officer. She shall keep correct and complete records of account, showing accurately at all times the financial condition of the corporation. She shall be the legal custodian of all monies, notes, securities and other valuables that may from time to time come into the possession of the Corporation. She shall immediately deposit all funds of the Corporation coming into her hands in some reliable bank or other depositary to be designated by the Board of Directors and shall keep this bank account in the name of the Corporation.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K





Exhibit 3.8






AMENDMENT TO BYLAWS
OF
NYER MEDICAL GROUP, INC.

Dated:  October 4, 2002


     Article I, Section 1 of the Bylaws of Nyer Medical Group, Inc. (the "Corporation") shall be deleted in its entirety and replaced by the following:

        Section 1. Annual Meeting. The annual meeting of the shareholders of this Corporation shall be held on the third Wednesday in November at 10:00 a.m. at the offices of the Corporation in Bangor, Maine, or at such other date, time and place designated by the Board of Directors of the Corporation. The annual meeting shall be held for the purpose of electing directors of the Corporation and for the transaction of any proper business.

        Article I, Section 2 of the Bylaws of the Corporation shall be amended for the purpose of deleting the title thereof and replacing such title with the following: "Section 2. Special Meetings."

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.2


AMENDMENT TO THE 1993 STOCK OPTION PLAN
OF NYER MEDICAL GROUP, INC.



        Paragraph 4 is hereby deleted and replaced with the following:

4. Stock. The stock subject to Options, shall be authorized but unissued shares of Common Stock or shares of Common Stock reacquired by the Company in any manner. The aggregate number of shares of Common Stock which may be issued pursuant to the Plan is 275,000, subject to adjustment as provided in Paragraph
13. Any such shares may be issued as ISOs, Non-Qualified Options or Non-Discretionary Options, so long as the number of shares so issued does exceed such number, as adjusted. If any Option granted under the Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, or if the Company shall reacquire any unvested shares issued pursuant to evidence of Options, such shares shall again be available for grants of Options under the Plan.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K





Exhibit 10.3




EXHIBIT A



SECOND AMENDMENT TO THE 1993 STOCK OPTION PLAN
OF NYER MEDICAL GROUP, INC.

Paragraph 3b. is hereby deleted and replaced with the following:

           3.   Eligible Employees and Others.

b. All directors of the Company shall automatically receive grants of 4,000 Non-Discretionary Options if elected or appointed by the Board to a one year term;

(ii) 8,000 Non-Discretionary Options upon election or appointment to the Board for a two year term; and (iii) 12,000 Non-Discretionary Options upon election or appointment to the Board for a three year term subject to vesting of all Non-Discretionary Options previously granted. Provided, however, if at the time of appointment or election a director holds unvested Options, the grant shall be deferred until the date of final vesting.

    (1)The exercise price of the Options shall be the fair market value on the date of grant as defined by Paragraph 6.

(2) The Options shall vest in equal increments of 2,000 Options per director on June 30 and December 31 of each year, provided that the director is still serving as a director of the Company. To the extent that any Options which have not been exercised do not vest, the Options shall lapse and no longer be exercisable.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.4


BUSINESS DEVELOPMENT CONSULTING AGREEMENT


         THIS BUSINESS DEVELOPMENT CONSULTING AGREEMENT (Agreement) is made and entered into this 1st day of October 1999 (the Effective Date) by and between Nyer Medical Group, Inc., a Florida Corporation (Company) and Alliance Capital Resources, Inc., a California Corporation (Consultant).

RECITALS

         Company desires to engage Consultant to perform certain consulting services for it, and Consultant desires, subject to terms and conditions of this Agreement, to perform strategic growth and business development consulting services for the Company.

NOW, THEREFORE, OF MUTUAL PROMISES AND UNDERTAKING HEREIN CONTAINED AND FOR OTHER GOOD AND VALUABLE CONSIDERATION THE RECEIPT AND SUFFICIENCY OF WHICH IS HEREBY

         ACKNOWLEDGED THE PARTIES AGREE AS FOLLOWS:

1. Engagement Of Consultant: Company hereby engages Consultant and Consultant hereby agrees to bold itself available to render, and to render at the request of the Company, independent advisory and consulting services for the Company to the best of its ability, upon the terms and conditions hereinafter set forth. Such consulting services shall include but not limited to other companies as potential partners for technology development, business strategies, compensation policies, assist in corporate image advertising and press releases, identifying acquisition targets and the building of strategic alliances. In addition, consultant will focus on building a strong link with the Company's existing and future shareholder base and provide a high level of communications. It is understood that Consultant's ability to relate information regarding the Company's activities is dependent upon the information provided by the Company to Consultant.

2. Term: The term of this Agreement shall begin as of the Effective Date and terminate twelve (12) months thereafter, subject to earlier termination by either party upon thirty (30) days prior written notice.

3. Compensation: As compensation for all services rendered by Consultant pursuant to this Agreement, Company shall compensate Consultant as follows:

    3.1 Company shall pay Consultant the sum of five thousand five ($5,000) dollars per month.

    3.2 Consultant shall be reimbursed upon invoice for any pre-approved monthly expenses, all postage expenses including overnight delivery service (e.g. Post Office Express, FedEx and Airborne Express, in addition, Consultant shall not be responsible for the cost of providing compensation to third party venders, copywriters, staff writers, art and graphic personnel, printing, etc.

4. Options: The Company agrees to issue to Consultant three options (the "Options") for a total of 150,000 shares of Common Stock of the Company as set forth below:

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.4, continued


BUSINESS DEVELOPMENT CONSULTING AGREEMENT

   (i) One option ("Option I") for 50,000 shares of Common Stock of the Company equal to its closing bid price in the NASDAQ quotation system at an exercise price of $8.00 per share, which option shall vest immediately;

     (ii) One option ("Option II") for 50,000 shares of Common Stock of the Company at an exercise price of $9.00 per share, which option shall vest immediately;

     (iii) One option ("Option III") for 50,000 shares of Common Stock of the Company at an exercise price of $11.00 per share, which option shall vest immediately.

The Options will be in force for as long as Consultant is retained by the company and for two (2) years thereafter. The Consultant shall have customary piggy-back registration rights with respect to any shares of common stock issuable upon exercise of the options.

5. Billings And Payments: Payments for all compensation shall be paid in advance on the 1st day of each month (3.3.1). Billings for all expenses shall be reimbursed bi-monthly (3.3.2).

6. Limitations Of Service: Consultant shall not release any financial or other information or data about the Company without the written consent and approval of at least one (1) officer of the Company.

     6.1 Consultant shall not conduct any meetings with financial analysts without informing the Company in advance of the proposed meetings and the format or agenda of such meeting and the Company may elect to have a representative of the Company attend any such meetings.

    6.2 Consultant shall not release any information or data about the Company to any selected or limited person (s), entity, or group if Consultant is aware that such information or data has not been generally released or promulgated.

    6.3 Consultant shall not release or use for any other purpose, data on the Company's investors or potential investors without the written commission of the Company.

    6.4 After notice by the Company of a filing for a proposed public offering of securities of the Company, and during any period of restriction on publicity, Consultant shall not engage in any business development efforts not in the normal course without approval of counsel for the Company and of counsel for the underwriter (s), if any.

7. Duties Of Company: Company shall supply Consultant on a regular and timely basis with all approved data and information about the Company, its management, its products, and its operations and Company shall be responsible for advising Consultant of any facts which would affect the accuracy of any prior data and information previously supplied to Consultant so that Consultant my take corrective action. The parties further acknowledge that Consultant takes no responsibility for the accuracy of any statements to be made by management contained in press releases or other communications.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.4, continued


BUSINESS DEVELOPMENT CONSULTING AGREEMENT

     7.1 Company shall promptly supply Consultant with full and complete copies of all filings with federal and state securities agencies; with full and complete copies of all shareholders reports and communications whether or not prepared with Consultants assistance; with all data supplied to any analyst, Broker-dealer, market maker, or other member of the financial community; and with all product/services brochures, sales material, etc.,

     7.2 Company shall promptly notify Consultant of the filing of any registration statement for the sale of securities and of any other event which triggers any restrictions on publicity.

    7.3 Company shall contemporaneously notify Consultant if any information or data being supplied to Consultant has not been generally released or promulgated.

   7.4 It is agreed that the Consultants services will not included any services that constitute the rendering of legal opinions or performance of work that is in the ordinary purview of a Certified Public Accountant or any work that is the ordinary purview of a registered Broker/Dealer.

8. Representation and Indemnification: The Company shall be deemed to make a continuing representation of the accuracy of any and all material facts, material information, and data which it supplies to Consultant and the Company acknowledges its awareness that Consultant will rely on such continuing representation in disseminating such information and otherwise performing its business development functions.

9. Relationship of Parties: Consultant is an independent contractor, responsible for compensation of its agents, employees and representatives, as well as all applicable withholding therefrom and taxes thereon (including unemployment compensation) and all workers compensation insurance. This agreement does not establish any partnership, joint venture, or other business entity or association between the parties and neither party is intended to have any interest in the business or property of the other.

10. Assignment: This Agreement is a personal one being entered into in reliance upon and in consideration of the singular personal skill and qualification of Consultant. Consultant shall therefore not voluntarily or by operation of law assign or otherwise transfer the obligation incurred on its pare pursuant to the terms of this Agreement without prior written consent of the Company. Any attempt at assignment to transfer by Consultant of its obligation without such consent shall be wholly void.

11. Attorney Fees: Should either party default in the terms or conditions of the Agreement and suit filed as result of such default, the prevailing party shall be entitled to recover all cost incurred as a result of such default including all cost and reasonable attorney fees, expenses and court costs through trial and appeal.

12. Waiver Of Breach: The waiver of either party of a breach of any provision of this Agreement by the party shall not operate or be construed as a waiver of any subsequent breach by the other Party.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.4, continued


BUSINESS DEVELOPMENT CONSULTING AGREEMENT

13. Notice: Any notices required or permitted to be given under this Agreement shall be sufficient if in writing, and if sent by certified mail, returned receipt requested, to the principal office of the party being notified as follows:

        PARTY   ADDRESS
        Company Nyer Medical Group, Inc.
                1292 Hammond Street
                Bangor, ME 04401

        Consultant      Alliance Capital Resources, Inc.
                23 Corporate Plaza, Suite 215
                Newport Beach, CA 92660



14. Binding: This Agreement shall be binding upon and inure to the benefit of the successors-in-interest assignees and personal representatives of the respective parties.

15. Unenforceable Terms: Any provision hereof prohibited by law or unenforceable under the laws of any jurisdiction in which such provision is applicable shall as to such jurisdiction only be ineffective without affecting any other provision of this Agreement. To the full extent, however, that such applicable law may be waived to the end that this Agreement be deemed to be valid and binding agreement enforceable in accordance with its terms, the parties hereto hereby waive such applicable law knowingly and understanding the effect of such waiver.

16. Execution In Counterparts: This Agreement may be executed in several counterparts and when so executed shall constitute one agreement binding on each of the parties notwithstanding that each of the parties is not signatory to the original and same counterpart.

17. Further Assurance: From time to time each party will execute and deliver such further instruments and will take such other action as any other party may reasonable request in order to discharge and perform their obligations and agreements hereunder and to give effect to the intentions expressed in this Agreement.

18. Incorporated By Reference: All exhibits referred to in this Agreement are incorporated herein in their entirety by such reference.

19. Miscellaneous Provision: The various headings and numbers herein and the grouping of provisions of this Agreement into separate articles and paragraphs are for the purpose of convenience only and shall not be considered a part hereof. The language in all parts of this Agreement shall in all cases be construed in accordance with its fair meanings as if prepared by both parties to the Agreement and not strictly for or against either of the parties.

20. Complete Agreement: This Agreement supersedes any and all of the other agreements, either oral or in writing, between the parties with respect to such subject matters outlined in this Agreement. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone herein, and that no other Agreements, statement or promise not contained in this Agreement may be changed

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.4, continued


BUSINESS DEVELOPMENT CONSULTING AGREEMENT

or amended only by an amendment in writing signed by both of the parties or their respective successors-in-interest. This Agreement shall be governed for all purposes by the laws of the State of California. If any provision of this Agreement is declared void, such provision shall be deemed severed from this Agreement, which shall otherwise remain in full force and effect.

21. Termination: This Agreement may be subject to earlier termination by either party upon thirty (30) days prior written notice and payment for all services and expenses through the date of termination.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


2002 Annual Report on Form 10-K

Exhibit 10.4, continued


BUSINESS DEVELOPMENT CONSULTING AGREEMENT

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

        COMPANY CONSULTANT

        Nyer Medical Group, Inc.        Alliance Capital Resources, Inc.
        A Florida Corporation           A California Corporation
        By:/s/ Samuel Nyer              By: /s/ Thomas J. Raack
        Samuel Nyer,                    Thomas J. Raack,
        President                       President



                                        By: /s/ John B. Sutton, Jr.
                                        John B. Sutton, Jr.
                                        Secretary / Treasurer

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.5

ADDENDUM
TO
BUSINESS DEVELOPMENT CONSULTING AGREEMENT

THIS BUSINESS DEVELOPMENT CONSULTING AGREEMENT (Agreement) is made and entered into this 1st day of October 2000 (the Effective Date) by and between Nyer Medical Group, Inc., a Florida Corporation (Company) and Alliance Capital Resources, Inc., a California Corporation (Consultant).

RECITALS

Company desires to extend the existing Agreement (dated October 1, 1999) with Consultant to perform certain consultant services for it, and Consultant desires to continue existing Agreement, subject to the amendment of paragraph (2.Terms) and paragraph (3.& subparagraph 3.1 Compensation) leaving all other remaining terms and conditions of the existing Agreement in force and unchanged, to perform strategic growth and business development consulting services for the Company.

NOW, THEREFORE, OF MUTUAL PROMISES AND UNDERTAKING HEREIN CONTAINED AND FOR OTHER GOOD AND VALUABLE CONSIDERATION THE RECEIPT AND SUFFICIENCY OF WHICH HEREBY ACKNOWLEDGED THE PARTIES AGREE AS FOLLOWS:

2. Term: The term of this agreement shall begin as of the Effective Date and terminate twelve (12) months thereafter, subject to earlier termination by either party upon thirty (30) days prior written notice.

3. Compensation: As compensation for all services rendered by Consultant pursuant to this Agreement, Company shall compensate Consultant as follows:

3.1 Company shall pay Consultant the sum of seven thousand five hundred ($7,500) dollars per month.

This Agreement is valid only when used in conjunction with, and attached to the original Business Development Consulting Agreement dated and executed October 1, 1999.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

        COMPANY                               CONSULTANT
        Nyer Medical Group, Inc.              Alliance Capital Resources, Inc.
        A Florida Corporation                 A California Corporation
        By: /s/ Samuel Nyer                   By: /s/ Thomas J. Raack
            Samuel Nyer                               Thomas J. Raack
            President                                  President

                                              By: /s/ John B. Sutton, Jr.
                                                      John B.  Sutton Jr.
                                                      Secretary / Treasurer

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.6


        EMPLOYMENT AGREEMENT


      THIS EMPLOYMENT AGREEMENT entered into as of this 25th day of October 1999, between Nyer Medical Group, Inc. (the "Company") and Samuel Nyer (the "Executive").

      WHEREAS, the Company desires to employ Executive and to ensure the continued availability to the Company of the Executive's services, and the Executive is willing to accept such employment and render such services, all upon and subject to the terms and conditions contained in this Agreement;

      NOW, THEREFORE, in consideration of the premises and the mutual covenants set forth in this Agreement, and intending to be legally bound, the Company and the Executive agree as follows:

1.  Term of Employment.

(a) Term. The Company hereby employs the Executive, and the Executive hereby accepts employment with the Company, for a period commencing on October 1, 1999 and ending two years thereafter.

(b) Continuing Effect. Notwithstanding any termination of this Agreement except for termination under Section 5(c), at the end of the Term or otherwise, the provisions of Sections 6 and 7 shall remain in full force and effect and the provisions of Section 7 shall be binding upon the legal representatives, successors and assigns of the Executive.

2. Duties.

(a) General Duties. The Executive shall serve as president and secretary of the Company, with duties and responsibilities that are consistent with the Executive's duties and responsibilities as of the date of this Agreement. The Executive shall also perform services for such subsidiaries as may be necessary. The Executive shall use his best efforts to perform his duties and discharge his responsibilities pursuant to this Agreement competently, carefully and faithfully. In determining whether or not the Executive has used his best efforts hereunder, the Executive's and the Company's delegation of authority and all surrounding circumstances shall be taken into account and the best efforts of the Executive shall not be judged solely on the Company's earnings or other results of the Executive's performance.

(b) Devotion of Time. Subject to the last sentence of this Section 2(b), the Executive shall devote all of his time, attention and energies during normal business hours (exclusive of periods of sickness and disability and of such normal holiday and vacation periods as have been established by the Company) to the affairs of the Company. The Executive shall not enter the employ of or serve as a consultant to, or in any way perform any services for compensation to, any other persons, business or organization without the prior consent of the board of directors of the Company; provided, that the Executive shall be permitted to devote a limited amount of his time, (i) without compensation, to professional, charitable or similar organizations, and (ii) supervising businesses in which he has an ownership interest including Nyle International Corp.

3.  Compensation and Expenses.
(a) Salary. For the services of the Executive to be rendered under this Agreement, the Company shall pay the Executive an annual salary of $140,000 subject to increase for cost of living increases based upon the Consumer Price Index calculated upon the commencement of each year of the Agreement using the prior month as the measuring month published by the Bureau of Labor Statistics (or similar successor index). Such increase shall operate as follows: Commencing with the one year anniversary of this Agreement and at the beginning of each year thereafter during the term of this Agreement, the Executive's annual salary shall be adjusted in accordance with the Consumer Price Index, all Urban Consumers issued by the Bureau of Labor Statistics of the U.S. Department of Labor using the years 1982-84 as a Price Index,

 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.6, continued

        EMPLOYMENT AGREEMENT

all Urban Consumers issued by the Bureau of Labor Statistics of the U.S. Department of Labor using the years 1982-84 as a base of 100 (the "Index"). At the commencement of the second year, and of each year thereafter, the Executive's salary shall be multiplied each year by a fraction, the numerator of which shall be the published Index number for the month preceding the commencement of the new year, i.e. September, and the denominator of which shall be the published Index number for the month of September 1996. The resulting increase to the Executive's annual salary, if any, shall be added to the prior year's annual salary and become a part thereof for the succeeding year.

In the event that the Index ceases to be published during the term of this Agreement, or if a substantial change is made in the method of establishing such Index, then the determination of the adjustment in the Executive's compensation shall be made with the use of such conversion factor, formula or table as may be published by the Bureau of Labor Statistics, or if none is available, the parties shall accept comparable statistics on the cost of living in the United States as shall then be computed and published by an agency of the United States, or if not by a respected financial periodical selected by the Executive.

(b) Expenses. In addition to any compensation received pursuant to Section 3(a) and (c), the Company will reimburse or advance funds to the Executive for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties under this Agreement, provided that the Executive properly accounts for such expenses to the Company in accordance with the Company's practices. Such reimbursement or advances will be made in accordance with policies and procedures of the Company in effect from time to time relating to reimbursement of or advances to executive officers.



(c) Management Bonus. During the term of this Agreement, the Board of Directors (the "Board") shall annually, as soon as practicable after the filing of the annual report on Form 10-KSB (or Form 10-K), review the Executive's performance and have the discretion to grant to Executive a management bonus based on any criteria or factors the Board deems appropriate.

(d) Preferred Options. As additional compensation, the Company grants to the Executive 500,000 non-qualified options to purchase the Company's Common Stock (the "Options") at an exercise price of $6.437 per share, that being the fair market value of the Company's stock on the day prior to approval of this grant by the Company's board of directors. The Options shall vest in two equal installments of 250,000 Options each on October 25, 1999 and October 25, 2000. Notwithstanding the above, in the event of Death Disability or Special Termination of the Executive provided for in Sections 5(b) and (c) herein, all Options shall immediately vest.

4.  Benefits.

(a) Vacation. For each 12-month period during the Term, the Executive will be entitled to four weeks of vacation without loss of compensation or other benefits to which he is entitled under this Agreement, to be taken at such times as the Executive may select and the affairs of the Company may permit. Any unused vacation will be paid for by the Company in addition to regular salary at the annual rate in effect during 12 month period.

(b) Employee Benefit Programs. The Executive is entitled to participate in any pension, 401(k), insurance or other employee benefit plan that is maintained by the Company for its executive officers, including programs of life and medical insurance and reimbursement of membership fees in civic, social and professional organizations.

(c) Insurance. The Company shall provide to Executive and pay premiums on the Company's medical insurance policy covering Executive and Executive's dependents.

(d) Car Allowance. The Executive shall receive an automobile allowance of $4,200 annually. All expenses associated with the use of such automobile including insurance, gas, oil and repairs shall be paid by the Executive.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.6, continued

EMPLOYMENT AGREEMENT

5.  Termination.

(a) Termination for Cause. The Company may terminate the Executive's employment pursuant to the terms of this Agreement at any time for cause by giving written notice of termination. Such termination will become effective upon the giving of such notice. Upon any such termination for cause, the Executive shall have no right to compensation, bonus, or reimbursement under Section 3, or to participate in any employee benefit programs under Section 4, except as provided by law, for any period subsequent to the effective date of termination.

For purposes of this Section 5(a), "cause" shall mean: (i) the Executive is convicted of a felony which is directly related to the Executive's employment or the business of the Company; (ii) the Executive, in carrying out his duties hereunder, has been found in a civil action to have committed gross negligence or intentional misconduct resulting in either case in direct material harm to the Company; (iii) the Executive is found in a civil action to have breached his fiduciary duty to the Company resulting in direct profit to him; or (iv) the Executive is found in a civil action to have materially breached any provision of Section 6 or Section 7. The terms "convicted of a felony" and "found in a civil action" shall not apply until all appeals permissible under the applicable rules of procedure or statute have been determined and no further appeals are permissible.

(b) Death or Disability. Except as otherwise provided in this Agreement, it shall terminate upon the death or disability of the Executive. For purposes of this Section 5(b), "disability" shall mean that for a period of six consecutive months in any 12-month period the Executive is incapable of substantially fulfilling the duties set forth in Section 2 because of physical, mental or emotional incapacity resulting from injury, sickness or disease. In the event of the Executive's death, his estate shall be paid compensation, benefits and bonus up to a total of 18 months or the remainder of the term of this Agreement, whichever period is greater and all unvested Options shall immediately vest. In the event of Executive's disability, the Executive shall be paid compensation, benefits and bonus which may accrue during the period of disability up to a total of 18 months, or for the remainder of the term of this Agreement, whichever time is greater, and all unvested Options shall immediately vest.

(c) Special Termination. In the event that (i) the Executive, with or without change in title or formal corporate action, shall no longer exercise all of the duties and responsibilities and shall no longer possess substantially all the authority set forth in Section 2; or (ii) the Company materially breaches this Agreement or the performance of its duties and obligations hereunder; or (iii) the Executive is involuntarily not re-elected to the Company's Board of Directors upon expiration of his term; or (iv) any entity or person not now an executive officer of the Company becomes either individually or as part of a group the beneficial owner of 35% or more of the voting power of the Company's capital stock, in any such event the Executive, by written notice to the Company, may elect to deem the Executive's employment hereunder to have been terminated by the Company without cause, in which event the Executive shall be entitled to the compensation (including options which shall all immediately vest), reimbursement and benefits payable pursuant to Sections 3 and 4 herein for the remaining term of this Agreement. In such event, the Executive, by written notice to the Company, may elect to refuse all further obligations of the Company under Sections 3 and 4 and to release the Company with respect thereto, in which event the Company shall release the Executive from the provisions of Sections 6 and 7 hereof.

(d) Continuing Effect. Notwithstanding any termination of the Executive's employment as provided in this Section 5 or otherwise, the provisions of Sections 6 and 7 shall remain in full force and effect, except as otherwise provided in Section 5(c).

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.6, continued

EMPLOYMENT AGREEMENT


6.  Non-competition Agreement.

(a) Competition with the Company. Until termination of his employment and for a period of 24 months commencing on the date of termination for cause or voluntary termination of employment, the Executive, directly or indirectly, in association with or as a shareholder, director, officer, consultant, employee, partner, joint venturer, member or otherwise of or through any person, firm, corporation, partnership, association or other entity, will not compete with the Company or any of its affiliates in the offer, sale or marketing of products or services that are competitive with any of the products or services offered by the Company, within any metropolitan area in the United States or elsewhere in which the Company is then engaged in the offer and sale of competitive products or services; provided, however, the foregoing shall not prevent Executive from accepting employment with an enterprise engaged in two or more lines of business, one of which is the same or similar to a portion of the Company's business (the "Prohibited Business") if Executive's employment is totally unrelated to the Prohibited Business; provided, further, the foregoing shall not prohibit Executive from owning up to 5% of the securities of any publicly-traded enterprise provided Executive is not an employee, director, officer, consultant to such enterprise or otherwise reimbursed for services rendered to such enterprise.

(b) Solicitation of Customers. During the periods in which the provisions of
Section 6(a) shall be in effect, the Executive, directly or indirectly, will not seek Prohibited Business from any Customer (as defined below) on behalf of any enterprise or business other than the Company, refer Prohibited Business from any Customer to any enterprise or business other than the Company or receive commissions based on sales or otherwise relating to the Prohibited Business from any Customer, or any enterprise or business other than the Company. For purposes of this Section 6(b), the term "Customer" means any person, firm, corporation, partnership, association or other entity to which the Company or any of its affiliates sold or provided goods or services during the 24-month period prior to the time at which any determination is required to be made as to whether any such person, firm, corporation, partnership, association or other entity is a Customer.

(c) No Payment. The Executive acknowledges and agrees that no separate or additional payment will be required to be made to him in consideration of his undertakings in this Section 6.

7. Nondisclosure of Confidential Information. The Executive acknowledges that during his employment he will learn and will have access to confidential information regarding the Company and its affiliates, including without limitation (i) confidential or secret plans, programs, documents, agreements or other material relating to the business, services or activities of the Company and its affiliates and (ii) trade secrets, market reports, customer investigations, customer lists and other similar information that is proprietary information of the Company or its affiliates (collectively referred to as "Confidential Information"). The Executive acknowledges that such Confidential Information as is acquired and used by the Company or its affiliates is a special, valuable and unique asset. All records, files, materials and Confidential Information obtained by the Executive in the course of his employment with the Company are confidential and proprietary and shall remain the exclusive property of the Company or its affiliates, as the case may be. The Executive will not, except in connection with and as required by his performance of his duties under this Agreement, for any reason use for his own benefit or the benefit of any person or entity with which he may be associated or disclose any such Confidential Information to any person, firm, corporation, association or other entity for any reason or purpose whatsoever without the prior written consent of the Board unless such Confidential Information previously shall have become public knowledge through no action by or omission of the Executive.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.6, continued


EMPLOYMENT AGREEMENT

8.  Equitable Relief.

(a) The Company and the Executive recognize that the services to be rendered under this Agreement by the Executive are special, unique and of extraordinary character, and that in the event of the breach by the Executive of the terms and conditions of this Agreement or if the Executive, without the prior consent of the Board shall leave his employment for any reason and take any action in violation of Section 6 or Section 7, the Company will be entitled to institute and prosecute proceedings in any court of competent jurisdiction referred to in
Section 8(b) below, to enjoin the Executive from breaching the provisions of
Section 6 or Section 7. In such action, the Company will not be required to plead or prove irreparable harm or lack of an adequate remedy at law.

(b) Any proceeding or action must be commenced in Bangor, Maine where the Company maintains its principal offices. The Executive and the Company irrevocably and unconditionally submit to the exclusive jurisdiction of such courts and agree to take any and all future action necessary to submit to the jurisdiction of such courts. The Executive and the Company irrevocably waive any objection that they now have or hereafter irrevocably waive any objection that they now have or hereafter may have to the laying of venue of any suit, action or proceeding brought in any such court and further irrevocably waive any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum. Final judgment against the Executive or the Company in any such suit shall be conclusive and may be enforced in other jurisdictions by suit on the judgment, a certified or true copy of which shall be conclusive evidence of the fact and the amount of any liability of the Executive or the Company therein described, or by appropriate proceedings under any applicable law or otherwise.

9. Assignability. The rights and obligations of the Company under this Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Company, provided that such successor or assign shall acquire all or substantially all of the securities or assets of the Company. The Executive's obligations hereunder may not be assigned or alienated and any attempt to do so by the Executive will be void.

10.  Severability.

(a) The Executive expressly agrees that the character, duration and geographical scope of the provisions set forth in this Agreement are reasonable in light of the circumstances as they exist on the date hereof. Should a decision, however, be made at a later date by a court of competent jurisdiction that the character, duration or geographical scope of such provisions is unreasonable, then it is the intention and the agreement of the Executive and the Company that this Agreement shall be construed by the court in such a manner as to impose only those restrictions on the Executive's conduct that are reasonable in the light of the circumstances and as are necessary to assure to the Company the benefits of this Agreement. If, in any judicial proceeding, a court shall refuse to enforce all of the separate covenants deemed included herein because taken together they are more extensive than necessary to assure to the Company the intended benefits of this Agreement, it is expressly understood and agreed by the parties hereto that the provisions of this Agreement that, if eliminated, would permit the remaining separate provisions to be enforced in such proceeding shall be deemed eliminated, for the purposes of such proceeding, from this Agreement.

(b) If any provision of this Agreement otherwise is deemed to be invalid or unenforceable or is prohibited by the laws of the state or jurisdiction where it is to be performed, this Agreement shall be considered divisible as to such provision and such provision shall be inoperative in such state or jurisdiction and shall not be part of the consideration moving from either of the parties to the other. The remaining provisions of this Agreement shall be valid and binding and of like effect as though such provision were not included.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.6, continued

EMPLOYMENT AGREEMENT

11. Notices and Addresses. All notices, offers, acceptance and any other acts under this Agreement (except payment) shall be in writing, and shall be sufficiently given if delivered to the addressees in person, by Federal Express or similar receipted delivery, by facsimile delivery or, if mailed, postage prepaid, by certified mail, return receipt requested, as follows:

        To the Company:                 Nyer Medical Group, Inc.
                                        1292 Hammond Street
                                        Bangor, ME  04401
                                        Facsimile (207) 941-9392


        With a Copy to:                 Michael D. Harris,  Esq.
                                        Michael Harris, P.A.
                                        1645 Palm Beach Lakes Boulevard,
                                        Suite 550
                                        West Palm Beach, FL  33401

        To the Executive:               Mr. Samuel Nyer
                                        1292 Hammond Street
                                        Bangor, ME  04401
                                        Facsimile (207) 941-9392


or to such other address as either of them, by notice to the other may designate from time to time. Time shall be counted to, or from, as the case may be, the date of delivery.

12. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. The execution of this Agreement may be by actual or facsimile signature.

13. Attorney's Fees. In the event that there is any controversy or claim arising out of or relating to this Agreement, or to the interpretation, breach or enforcement thereof, and any action or proceeding is commenced to enforce the provisions of this Agreement, the prevailing party shall be entitled to a reasonable attorney's fee, costs and expenses.

14. Governing Law. This Agreement and any dispute, disagreement, or issue of construction or interpretation arising hereunder whether relating to its execution, its validity, the obligations provided therein or performance shall be governed or interpreted according to the internal laws of the State of Florida without regard to choice of law considerations.

15. Entire Agreement. This Agreement constitutes the entire Agreement between the parties and supersedes all prior oral and written agreements between the parties hereto with respect to the subject matter hereof. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, except by a statement in writing signed by the party or parties against which enforcement or the change, waiver discharge or termination is sought.

16. Section and Paragraph Headings. The section and paragraph headings in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 10.6, continued

EMPLOYMENT AGREEMENT


        IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement on the 25th day of October 1999.

                                        NYER MEDICAL GROUP, INC.

                                        By:/s/ William Clifford
                                           William Clifford, Vice President



                                                        EXECUTIVE

                                        By: /s/ Samuel Nyer
                                            Samuel Nyer

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K


EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT


                       Doing Business      State or Country   Percentage Voting
      Subsidiary       As(DBA)           of Incorporation  Stock/Interests Owned

       D.A.W., Inc.      Eaton Apothecary   Massachusetts              80%

       ADCO Surgical
       Supply, Inc.      ADCO               Maine                      100%

       ADCO South
       Medical
       Supplies, Inc.    ADCO South         Florida                    100%

       Nyer Internet
       Companies, Inc.   Nyer Internet      Delaware                   100%
                         PhysicianEquipment.com
                         Medicalmailorder.com

       Anton
       Investments, Inc. Anton Enterprises,
                         Inc.                Florida                   80%

       Conway Associates,
       Inc.                                  Massachusetts             80%

       SCBA, Inc.                            Massachusetts             80%

       Nyer Nutritional
       Systems, Inc.                         Delaware                  80%

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


2002 Annual Report on Form 10-K


EXHIBIT 23.1







CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of Nyer Medical Group, Inc.

     We hereby consent to the incorporation by reference in the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-66554) of our report dated September 6, 2002 relating to the consolidated financial statements and schedules of Nyer Medical Group, Inc. included in the Annual Report (Form 10-K) for the year ended June 30, 2002, filed with the Securities and Exchange Commission.

                                            /s/ Sweeney, Gates & Co.



Fort Lauderdale, Florida
October 14, 2002

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K




EXHIBIT 23.2



CONSENT OF INDEPENDENT ACCOUNTANTS




     We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-66554) of Nyer Medical Group, Inc. of our report dated April 7, 2000 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP


Portland, Maine
October 14, 2002

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K

Exhibit 99.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Samuel Nyer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Samuel Nyer

    Samuel Nyer
    Chief Executive Officer
    October 11, 2002

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2002 Annual Report on Form 10-K


Exhibit 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



  In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright

Karen L. Wright
Chief Financial Officer
October 11, 2002