Form 10-Q
period 2002-09-30
NYER MEDICAL GROUP INC
filed 2002-11-19
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002


                        Commission File Number 000-20175
                                                  ------------

                            NYER MEDICAL GROUP, INC.
                            ----------------------- ----------
            (Exact name of registrant as specified in its charter)


                   Florida                                01-0469607
              ------------------                        --------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


           1292 Hammond Street, Bangor, Maine               04401
           ----------------------------------               ---------
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

As of November 19, 2002, there were 3,756,962 shares of common stock outstanding, par value $.0001 per share.

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        SEPTEMBER 30, 2002







                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION
                                                                        Page No.
  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2002
                and June 30, 2002                                     3-4

           Consolidated Statements of Operations, Three Months
                Ended September 30, 2002 and September 30, 2001        5

           Consolidated Statements of Operations, Three Months
                Ended September 30, 2002 and September 30, 2001        5

           Consolidated Statements of Cash Flows, Three Months
                Ended September 30, 2002 and September 30, 2001       6-7

           Selected Notes to Consolidated Financial Statements        8-9

  Item 2.  Management's Discussion and Analysis of First Quarter
             2002 Results                                           10-14

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                              14

  Item 4.  Controls and Procedures                                    14

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                          15

  Item 2.  Changes in Securities                                      15

  Item 3.  Defaults upon Senior Securities                            15

  Item 4.  Submissions of Matters to Vote of                          15
          Security Holders

  Item 5.  Other information                                          15

            Signatures                                                15

  Item 6.  Exhibits and Reports on Form 8-K

           Certification of Chief Executive Officer and
             Chief Financial Officer                                16-19

           Exhibit 99.1 - Certification of Chief Executive
           Officer and Chief Financial Officer                        20

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                         September 30     June 30,
                                             2002           2002
                                             ----           ----
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $ 1,604,997    $ 1,550,374
  Accounts receivable, less allowance
  for doubtful accounts of $470,822 at
  September 30, 2002 and $469,923
  at June 30, 2002                         4,068,554      4,541,505
  Inventories, net                         5,137,584      5,290,995
  Prepaid expenses                           284,652        300,495
  Receivables from related parties             8,895          8,895
                                          ----------     ----------

            Total current assets          11,104,682     11,692,264
                                          ----------     ----------

Property, plant and equipment, at cost:
  Land                                        92,800         92,800
  Building                                   641,508        641,508
  Leasehold improvements                     944,285        928,321
  Machinery and equipment                     71,189         71,189
  Transportation equipment                   349,099        366,099
  Office furniture, fixtures,
    and equipment                          1,122,328      1,099,793
                                          ----------    -----------

                                           3,221,209      3,199,710
  Less accumulated depreciation
    and amortization                      (1,895,288)    (1,823,060)
                                          ----------    -----------

                                           1,325,921      1,376,650


Goodwill and other deferred assets           454,026        454,026
Advances due from related companies           41,563         41,563
                                         -----------    -----------

                                             495,589        495,589

            Total assets                 $12,926,192    $13,564,503
                                         ===========    ===========







     See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30,    June 30,
                                              2002           2002
                                              ----           ----
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt       $   180,870    $  184,669
  Accounts payable                          3,638,054     4,138,814
  Accrued payroll and related taxes           288,523       441,313
  Accrued expenses and other
    liabilities                               274,945       431,520
  Current portion of payable due
    related party                             206,110       206,110
                                           ----------    ----------

           Total current liabilities        4,588,502     5,402,426
                                           ----------    ----------


Long-term debt, net of current
  portion                                     284,565       329,367
Payable due related party, net
  of current portion                           71,403       101,403
Minority interest                           1,038,748       965,758

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at September 30, 2002
    and June 30, 2002
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at September 30, 2002
    and at June 30, 2002                          377           377
  Additional paid-in capital               17,691,946    17,691,946
    Treasury stock (12,100 shares at
    September 30, 2002 and
    June 30, 2002)                            (52,249)      (52,249)
   Accumulated deficit                    (10,697,101)  (10,874,526)
                                          ------------  -----------

     Total shareholders' equity             6,942,974     6,765,549
                                          -----------   -----------

            Total liabilities and
              shareholders' equity        $12,926,192   $13,564,503
                                          ===========   ===========




     See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                        September 30,    September 30,
                                            2002             2001
                                            ----             ----

Net sales                             $14,512,850        $12,580,646
                                      -----------        -----------

Cost and expenses:
  Cost of goods sold                   11,433,665          9,919,954
  Selling and retail                    1,827,373          1,552,987
  Warehouse and delivery                  254,680            198,353
  Administrative                          710,719            660,559
                                      -----------         ----------

                                       14,226,437         12,331,853

        Operating income                  286,413            248,793

Other income (expense):
  Interest expense                         (7,811)           (10,558)
  Interest income                          11,233             20,384
  Other                                       580             22,099
                                      -----------         ----------

       Total other income                   4,002             31,925
                                      -----------         ----------
  Income before
       minority interest                  290,415            280,718
Minority interest                         (72,990)           (53,609)
                                      ------------        -----------
  Income (loss) from continuing
       operations before income           217,425            227,109
                                      -----------         ----------
       taxes
    Provision for income taxes             40,000             13,000
 Income from continuing
       operations after income
       taxes                              177,425            214,109
                                      -----------         ----------

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -            (10,674)
                                      -----------         ----------
  Net loss from discontinued
         operations                             -            (10,674)
                                      -----------         ----------

  Net Income                          $   177,425         $  203,435
                                      ===========         ==========

  Basic and diluted income (loss) per share:
    Continuing operations             $       .05         $      .06
    Discontinued operations                     -               (.01)
                                      -----------         ----------
  Basic and diluted income (loss)
       per share                      $       .05         $     (.05)
                                      ===========         ==========

Weighted average common shares
    outstanding                         3,769,062          3,757,103
                                      ===========         ==========


     See accompanying notes to consolidated financial statements.

    FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                      September 30,  September 30,
                                          2002           2001
                                          ----           ----
  Cash flows from operating activities:
  Net income (loss)                    $ 177,425      $ 203,435
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
  Depreciation                            86,728         74,615
  Amortization                                 -         22,775
  Gain on sale of property, plant
   and equipment                            (300)             -
  Minority interest                       72,990         53,609
  Decrease in deferred credit                  -        (22,500)
  Changes in certain working capital
      elements                          (167,920)      (359,767)
                                       ---------     ----------
      Net cash flows provided by (used
       in) operating activities          168,923        (27,833)
                                       ---------     ----------

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                          (38,499)       (24,118)
  Proceeds from sale of property, plant
      and equipment                        2,800              -
  Net change in advances due from
      related companies                        -           (825)
  Increase in other assets, net                -       (117,575)
                                       ---------     ----------
      Net cash provided by (used in)
           investing activities          (35,699)      (142,518)
                                       ---------     ----------

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                           -        161,890
  Payments of long-term debt             (48,601)       (28,853)
  Net repayments of notes to
      related parties                    (30,000)       (30,000)
                                      ----------     ----------
      Net cash provided by (used in)
           financing activities          (78,601)       103,037
                                      ----------     ----------
Net increase (decrease) in cash
      and cash equivalents                54,623        (67,314)
Cash and cash equivalents,
      beginning of period              1,550,374        374,423
                                      ----------     ----------
Cash and cash equivalents,
      end of period                   $1,604,997     $  307,109
                                      ==========     ==========




     See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                     September 30,    September 30,
                                         2002             2001
                                         ----             ----


Changes in certain working capital elements:
  Accounts receivable, net           $  472,951       $  100,193
  Inventories                           153,411            1,253
  Prepaid expenses                       15,843           89,906
  Receivables from related parties            -             (967)
  Accounts payable                     (500,760)        (495,814)
  Accrued payroll and related
      taxes                            (152,790)          (5,356)
  Accrued expenses and other
      liabilities                      (156,575)         (48,982)
                                     ----------       ----------

     Net change                      $ (167,920)      $ (359,767)
                                     ==========       ==========





Supplemental cash flow information:

Cash paid during the first three months:

     Interest                        $    5,853   $   11,329
                                     ==========   ==========

     Income taxes                    $  110,000   $   10,912
                                     ==========   ==========

   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2002.

2. Business Segments:

    The Company had three active business segments for three months ended September 30, 2002 and 2001: (1) retail pharmacy drug store chain (2) wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the three months ended September 30, 2002:


                                Medical and    EMT, Fire,
                   Pharmacy    Surgical and   Police Equip.
                    Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales         $11,386,603   $ 2,236,371   $   889,876    $        -    $14,512,850
Operating
income (loss)         436,529        19,124       (54,922)     (114,318)       286,413
Total assets        8,213,899     2,868,982       927,599       915,712    12,926,192
Capital
Expenditures           36,601             -             -         1,898        38,499
Depreciation           54,521        23,358         7,685         1,164        86,728
Interest income        (4,018)       (4,540)            -        (2,675)      (11,233)
Interest expense  $     3,778   $     3,901   $       132    $        -   $     7,811



FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business segments: continued,

    Summary data for the three months ended September 30, 2001: continued,

                                Medical and    EMT, Fire,
                   Pharmacy       Surgical    Police Equip.
                    Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales         $ 9,058,941   $ 2,402,760   $ 1,118,945    $        -   $12,580,646
Operating
income (loss)         282,159        59,986        (9,993)      (83,359)      248,793
Total assets        6,923,915     2,930,547     1,414,693     1,121,352    12,390,507
Capital
Expenditures          131,302        22,153        53,950             -       207,405
Depreciation
 and
 amortization          52,568        28,660        15,158         1,004        97,390
Interest income        (3,101)       (6,298)            -       (10,985)      (20,384)
Interest expense  $     5,414   $     4,840   $       304    $        -   $    10,558


  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

NET SALES. Total sales for the three months ended September 30, 2002 increased by 15.4% from September 30, 2002 to $14,512,850 from $12,580,646 in 2001.

    The Company had three active business segments for the three months ended September 30, 2002 and 2001: (1) retail pharmacy drug store chain ("pharmacy chain"), (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"), and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, ("EMT, fire, police equipment and supplies"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

     The following table shows sales by business segments for the three months ended September 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
----------------                      ----            ----     (decrease)

Pharmacy chain                   $11,386,603     $ 9,058,941     25.7
Medical and surgical
  equipment and supplies           2,236,371       2,402,760     (6.9)
EMT, fire, police
 equipment and supplies              889,876       1,118,945    (20.5)
                                 -----------     -----------    -----

Total for business segments      $14,512,850     $12,580,646     15.4
                                 ===========     ===========    =====


    The pharmacy chain segment's sales increase of $2,327,662 was due to the acquisition of two pharmacies and continued increases in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted-living and home-based sectors, increased advertising and home delivery service.

    The diabetic, medical and surgical supplies segment decrease was the result of the sale of their respiratory division in December 2001 and less than anticipated equipment sales. Our Internet division had an increase of approximately $140,000, which is the result of increased products available on-line and increased advertising.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

     The EMT, fire, police equipment and supplies segment had a decrease of $229,069 in 2002 as compared to 2001 sales. The main reason for this decrease was less than anticipated sales and Conway had a change in sales management. A replacement has been hired and the Company believes this is a short-term decline. This segment is also experiencing increased competition.

GROSS PROFIT MARGINS. Our overall gross margins were 21.2% for the three months ended September 30, 2002 and for the three months ended September 30, 2001.

The following is a table of gross margin percentages by business segments for the three months ended September 30, 2002 and 2001:

Business Segment                      2002            2001
----------------                      ----            ----

Pharmacy chain                        19.9            19.2
Medical and surgical
  equipment and supplies              27.6            27.5
EMT, fire, police
 equipment and supplies               21.1            23.5
                                      ----            -----
Total for business segments           21.2            21.2
                                      ====            ====

     The pharmacy chain segment's gross profit margin had an increase in its gross margin due to lower purchase costs because of increased purchase volume resulting from increased sales volume. Eaton expects sales growth to continue to be strong in its core business, but expects pressures on margins to further intensify. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. Eaton expects other third party payors to follow. The increased sales volume and a decrease in costs from the company's major supplier which will help offset lower insurance reimbursements on prescription drugs.

     The medical segment's gross profit margin had a slight increase due to the medical division having less than equipment sales which generally have a lower gross profit margin than supplies.

     The EMT, fire, police equipment and supplies segment had a decrease in its gross profit margins from 23.5% in 2002 as compared 21.1% in 2002. The decrease was due to less than anticipated sales with a low gross profit margin due to increased competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased 15.8% for the three months ended September 2002 to $2,792,772 as compared to $2,411,899 for the same period in 2001.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

     The following table shows the breakdown by business segments for the three months ended September 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
----------------                      ----            ----     (decrease)
Pharmacy chain                   $ 1,832,730     $ 1,453,855     26.1
Medical and surgical
  equipment and supplies             599,389         601,490        -
EMT, fire, police
 equipment and supplies              246,335         273,195     (9.8)
Corporate                            114,318          83,359     37.1
                                 -----------     -----------    ------

Total for business segments      $ 2,792,772     $ 2,411,899     15.8
                                 ===========     ===========    =====

     The pharmacy chain segment's increase was due to increased labor costs and costs associated with the increase in sales.

     The medical segment's selling, general and administrative (S,G&A) expenses decreased $2,101. ADCO sold its respiratory division in December 2001, which eliminated the respiratory salaries and expenses due related to this division. This segment also had an increase in S,G&A expenses for its internet division due to increased advertising and personnel costs.

     The EMT, fire, police equipment and supplies segment also saw a decrease in its S,G&A expenses. This decrease was mainly due to expenses directly related to sales.

     The Corporate segment's overhead had an increase due mainly additional overhead attributable to additional legal and stock related expenses.

CONTINUING OPERATIONS. The Company had net income from continuing operations of $177,425 for the three months ended September 30, 2002 as compared $214,109 for the same period in 2001.

     The following table shows the breakdown by business segments for the three months ended September 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
----------------                      ----            ----     (decrease)
Pharmacy chain                   $   292,180     $   215,157      26.4
Medical and surgical
  equipment and supplies              18,264          61,446     (70.3)
EMT, fire, police
 equipment and supplies              (65,949)        (21,368)   (208.6
Corporate                            (67,070)        (41,126)    (63.1)
                                 -----------     -----------    ------

Total for business segments      $   177,425     $   214,109     (17.1)
                                 ===========     ===========    ======

  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

     The Pharmacy chain segment had an increase in profits of $77,023 for the three months ended September 30, 2002 as compared to the same period in 2001. The main reasons for this increase is increased sales volume and a decrease in costs from Eaton's major supplier which helped offset lower insurance reimbursements on prescription drugs.

     The medical segment had a decrease in its net income of $43,182 to $18,264 for the first three months of September 30, 2002 as compared a net income of $61,446 for the same period in 2001. The reason for the decline is increased overhead in the Internet division.

     The EMT, fire, police equipment and supplies segment's loss was due to a further decline in its sales and gross profit margins. The Company has increased marketing efforts to new and existing accounts to help offset this decline in sales. This segment also is experiencing increased competition.

     The Corporate segment's overhead increased due to additional overhead attributable to additional legal and stock related expenses.


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

     Nyer Nutritional incurred $0 in net costs for the three months ended September 30, 2002 as compared to $10,674 in net costs for the three months ended September 30, 2001

Liquidity and Capital Resources

     Net cash provided by (used in) operating activities was $168,923 for the three months ended September 30, 2002 as compared to $(27,833) for the same period ended September 30, 2001. The primary use of cash from operations was to fund operations for our fire, police and rescue equipment and supplies, Internet and corporate operations.

     The net cash used in investing activities was $(35,699) and $(142,518), for the three months ended September 30, 2002 and 2001, respectively.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS


Liquidity and Capital Resources, continued

     Net cash (used in) provided by financing activities was $(78,601) for three months ended September 30, 2002 as compared to $103,037 for the same period in 2001.

     We anticipate our current cash resources to be adequate to fund our current operating needs.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.


Item 4.  Controls and Procedures.

     a) Evaluation of disclosure controls and procedures. Based upon their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c)and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


                                     PART II


Item 1.  Legal Proceedings                            None

Item 2.  Changes in Securities                        None

Item 3.  Defaults upon Senior Securities              None

Item 4.  Submissions of Matters to Vote of
          Security Holders                            None

Item 5.  Other information

    The Company is still actively seeking to acquire medical related companies.

Item 6.  Exhibits and Reports on Form 8-K

         (a) 99.1 Certification by Chief Executive Officer and Chief Financial Officer

         (b)  Reports on Form 8-K None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NYER MEDICAL GROUP, INC.


     Date:  November 19, 2002             /s/ Samuel Nyer
                                              -----------      ----
                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer





     Date:  November 19, 2002             /s/ Karen L. Wright
                                              ---------------
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              Officer

CERTIFICATIONS

I, Samuel Nyer, Chief Executive Officer and Principal Executive
Officer of Nyer Medical Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nyer Medical Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Samuel Nyer

    Chief Executive Officer and
    Principal Executive Officer
    November 19, 2002

                      CERTIFICATIONS

I, Karen L. Wright, Chief Financial Officer and Principal
Financial Officer of Nyer Medical Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nyer Medical Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Karen L. Wright
    Chief Financial Officer
    and Principal Financial Officer
    November 19, 2002

                        EXHIBIT 99.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Nyer Medical Group, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

November 19, 2002     /s/ Samuel Nyer
                                  Samuel Nyer,
                           Chief Executive Officer and
                           Principal Executive Officer

November 19, 2002     /s/ Karen L. Wright
                                 Karen L. Wright
                           Chief Financial Officer and
                           Principal Financial Officer