Form 10-Q
period 2002-12-31
NYER MEDICAL GROUP INC
filed 2003-02-14
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2002


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

As of February 14, 2003, there were 3,756,962 shares of common stock outstanding, par value $.0001 per share.

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        DECEMBER 31, 2002


                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION
                                                                        Page No.
  Item 1.  Financial Statements:

           Consolidated Balance Sheets, December 31, 2002
                and June 30, 2002                                       3
           Consolidated Statements of Operations, Three Months
                Ended December 31, 2002 and December 31, 2001           5
           Consolidated Statements of Operations, Six Months
                Ended December 31, 2002 and December 31, 2001           6
           Consolidated Statements of Cash Flows, Six Months
                Ended December 31, 2002 and December 31, 2001           7
           Selected Notes to Consolidated Financial Statements          9

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   13

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               19

  Item 4.  Controls and Procedures                                     19

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           20
  Item 2.  Changes in Securities                                       20
  Item 3.  Defaults upon Senior Securities                             20
  Item 4.  Submissions of Matters to Vote of
           Security Holders                                            20
  Item 5.  Other information                                           21
  Item 6.  Exhibits and Reports on Form 8-K                            25

            Signatures                                                 22

  Certification of Chief Executive Officer and
             Chief Financial Officer                                   23

  Exhibits and Reports on Form 8-K

      1.  10.1  Third Amendment to 1993 Stock Option Plan              25
      2.  10.2  2002 Stock Option Plan                                 26
      3.  10.3  Stock Option Agreement, dated as of December 6,
          2002, between Nyer Medical Group, Inc. and Samuel Nyer       39
      4.  10.4  Stock Option Agreement, dated as of December 6,
          2002, between Nyer Medical Group, Inc. and Alliance
          Capital Resources, Inc.                                      48
      5. 99.1 Certification by Chief Executive Officer and Chief Financial Officer 57

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                  ASSETS


                                         December 31,     June 30,
                                             2002           2002
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $ 1,790,290    $ 1,550,374
  Accounts receivable, less allowance
  for doubtful accounts of $490,822 at
  December 31, 2002 and $469,923
  at June 30, 2002                         4,110,000      4,541,505
  Inventories, net                         5,439,415      5,290,995
  Prepaid expenses                           259,308        300,495
  Receivables from related parties             8,895          8,895

            Total current assets          11,607,908     11,692,264

Property, plant and equipment, at cost:
  Land                                        92,800         92,800
  Building                                   641,508        641,508
  Leasehold improvements                   1,036,485        928,321
  Machinery and equipment                     74,653         71,189
  Transportation equipment                   388,830        366,099
  Office furniture, fixtures,
    and equipment                          1,154,181      1,099,793

                                           3,388,457      3,199,710
  Less accumulated depreciation
    and amortization                      (1,985,621)    (1,823,060)

                                           1,402,836      1,376,650



Goodwill and other deferred assets           454,026        454,026
Advances due from related companies           41,563         41,563

                                             495,589        495,589

            Total assets                 $13,506,333    $13,564,503


     See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          December 31,    June 30,


                                              2002           2002
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt       $   182,040    $  184,669
  Accounts payable                          3,947,822     4,138,814
  Accrued payroll and related taxes           444,768       441,313
  Accrued expenses and other
    liabilities                               298,261       431,520
  Current portion of payable due
    related party                             206,110       206,110

           Total current liabilities        5,079,001     5,402,426


Long-term debt, net of current
  portion                                     236,597       329,367
Payable due related party, net

  of current portion                           41,403       101,403
Minority interest                           1,111,251       965,758

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at December 31, 2002
    and June 30, 2002
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at December 31, 2002
    and at June 30, 2002                          377           377
  Additional paid-in capital               17,691,946    17,691,946
    Treasury stock (12,100 shares at
    December 31, 2002 and
    June 30, 2002)                            (52,249)      (52,249)
   Accumulated deficit                    (10,601,994)  (10,874,526)

     Total shareholders' equity             7,038,081     6,765,549


            Total liabilities and
              shareholders' equity        $13,506,333   $13,564,503

     See accompanying notes to consolidated financial statements.

   FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended
                                        December 31,    December 31,
                                          2002             2001

Net sales                             $15,027,092        $13,217,216

Cost and expenses:
  Cost of goods sold                   11,760,564         10,540,564
  Selling and retail                    1,950,166          1,670,291
  Warehouse and delivery                  253,533            197,035
  Administrative                          857,195            724,237

                                       14,821,458         13,132,127

        Operating income                  205,634             85,089

Other income (expense):
  Interest expense                        (10,029)            (5,496)
  Interest income                          11,831             10,202
  Other                                       174            130,551

       Total other income                   1,976            135,257
  Income before
       minority interest                  207,610            220,346
Minority interest                         (72,503)           (49,153)
  Income from continuing
       operations before income           135,107            171,193
       taxes
    Provision for income taxes            (40,000)           (13,000)
 Income from continuing
       operations after income
       taxes                               95,107            158,193

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -            (10,724)
  Net loss from discontinued
         operations                             -            (10,724)

  Net Income                          $    95,107        $   147,469


  Basic and diluted income (loss) per share:
    Continuing operations             $       .02        $       .04
    Discontinued operations                     -                  -
  Basic and diluted income (loss)
       per share                      $       .02        $       .04

Weighted average common shares
    outstanding                         3,756,962          3,745,003

     See accompanying notes to consolidated financial statements.

FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Six Months Ended
                                        December 31,    December 31,
                                          2002             2001

Net sales                             $29,539,942        $25,797,862

Cost and expenses:
  Cost of goods sold                   23,194,229         20,460,518
  Selling and retail                    3,777,539          3,223,277
  Warehouse and delivery                  508,213            395,388
  Administrative                        1,567,914          1,384,796


                                       29,047,895         25,463,979

        Operating income                  492,047            333,883

Other income (expense):
  Interest expense                        (17,840)           (16,054)
  Interest income                          23,064             30,586
  Other                                       754            152,650

       Total other income                   5,978            167,182
  Income before
       minority interest                  498,025            501,065
Minority interest                        (145,493)          (102,763)
  Income from continuing
       operations before income           352,532            398,302
       taxes
    Provision for income taxes            (80,000)           (26,000)
 Income from continuing
       operations after income
       taxes                              272,532            372,302

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -            (21,398)
  Net loss from discontinued
         operations                             -            (21,398)

  Net Income (loss)                   $   272,532        $   350,904

  Basic and diluted income per share:
    Continuing operations             $       .07        $       .10
    Discontinued operations                     -        _      (.01)
  Basic and diluted income
       per share                      $       .07        $       .09

Weighted average common shares
    outstanding                         3,756,962          3,740,679
     See accompanying notes to consolidated financial statements.

  FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                         Six Months Ended
                                      December 31,  December 31,
                                         2002           2001
  Cash flows from operating activities:

  Net income (loss)                    $ 272,532      $ 350,904
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
  Depreciation                           177,060        200,319
  Amortization                                 -         45,549
  Gain on sale of property, plant
   and equipment                            (300)             -
  Gain on Sale of respiratory
      Division                                          (77,001)
  Minority interest                      145,493        102,763
  Decrease in deferred credit                  -        (49,080)
  Changes in certain working capital
      elements                             3,476       (424,815)
      Net cash flows provided by
       operating activities              598,261        148,639

Cash flows from investing activities:
  Purchase of pharmacy assets                          (150,000)
  Purchase of property, plant and
      equipment                         (205,746)       (67,319)
  Proceeds from sale of division                        150,000
  Proceeds from sale of property, plant
      and equipment                        2,800              -
  Net change in advances due from
      related companies                        -           (825)
  Increase in other assets, net                -        (22,722)
      Net cash used in
           investing activities         (202,946)       (90,866)

Cash flows from financing activities:
  Loan repayment from stock sale rec.                   115,500
  Proceeds from issuance of
      long-term debt                           -        181,953
  Payments of long-term debt             (95,399)       (62,330)
  Net repayments of notes to
      related parties                    (60,000)       (60,000)
      Net cash provided by (used in)
           financing activities         (155,399)       175,123
Net increase (decrease) in cash
      and cash equivalents               239,916        232,896
Cash and cash equivalents,
      beginning of period              1,550,374        374,423
Cash and cash equivalents,
      end of period                   $1,790,290      $ 607,319
        See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         Six  Months  Ended
                                     December 31,    December 31,
                                         2002           2001


Changes in certain working capital elements:
  Accounts receivable, net            $  431,505     $  270,564
  Inventories                           (148,420)       (54,685)
  Prepaid expenses                        41,187         23,067
  Receivables from related parties             -         (4,390)
  Accounts payable                      (190,992)      (531,210)
  Accrued payroll and related
      taxes                                3,455       (232,766)
  Accrued expenses and other
      liabilities                       (133,259)       104,605

     Net change                       $    3,476     $ (424,815)





Supplemental cash flow information:

Cash paid during the first six months:

     Interest                         $   15,822      $   11,329

     Income taxes                     $  110,000      $   10,912

   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation: The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principals generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

         It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2002.

2. Business Segments: The Company had three active business segments for the three months ended December 31, 2002 and 2001 and for the six months ended December 31, 2002 and 2001: (1) retail pharmacy drug store chain (2) wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the three months ended December 31, 2002:
                              Medical and    EMT, Fire,
              Pharmacy    Surgical and   Police Equip.
              Chain          Supplies     and Supplies   Corporate  Consolidated

Net Sales   $11,840,600   $ 2,479,895   $   706,597    $        -    $15,027,092
Operating income
(loss)         290,570         54,763       (68,931)     (181,295)        95,107
Total assets  9,207,742     2,904,186       684,641       709,764     13,506,333
Depreciation
and
amortization $   60,815   $    20,563   $     7,610    $    1,344    $    90,332



    Summary data for the six months ended December 31, 2002:
                          Medical and    EMT, Fire,
             Pharmacy   Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales   $23,227,203   $ 4,716,266   $ 1,596,473    $        -    $29,539,942
Operating
income (loss)   582,750        73,027      (134,880)     (248,365)       272,532
Total assets  9,207,742     2,904,186       684,641       709,764     13,506,333
Depreciation
 and
amortization $   117,040  $    43,921   $    15,295    $      804    $   177,060

FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business segments: continued,



    Summary data for the three months ended December 31, 2001:

                             Medical and EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales   $ 9,881,519   $ 2,235,338   $ 1,100,359    $        -    $13,217,216
Operating
income (loss)   196,277       118,016       (67,153)      (88,947)       158,193
Total assets  7,059,285     3,037,703     1,172,097     1,254,331     12,523,416
Depreciation
 and
amortization $   78,883   $    54,019   $    14,543    $    1,033    $   148,478



    Summary data for the six months ended December 31, 2001:

                             Medical and EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales   $18,940,460   $ 4,638,098   $ 2,219,304    $        -    $25,797,862
Operating
income (loss)   411,434       179,459       (88,521)     (130,070)       372,302
Total assets  7,059,285     3,037,703     1,172,097     1,254,331     12,523,416
Depreciation
 and
amortization $  131,451   $    82,679   $    29,701    $    2,037    $   245,868



3. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants for all periods presented (1,695,600 for the six months ended December 31, 2002) were not included in the computation of net income per share because the effect of inclusion would be anti-dilutive.

   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


4.  Options and Warrants

The Company has a stock option plan under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at fair market value at the date of grant. Options vest semi-annually over a three-year term to all directors and expire in ten years from date of grant.

        The following table summarizes stock options at December 31, 2002:

                  Outstanding stock options       Exercisable stock options
                       Weighted                        Weighted
                       average      Weighted           average     Weighted
    Exercise           remaining    average            remaining   average
    price              contractual  exercise           contractual exercise
    range        Shares    life      price       Shares     life    price


    $ 1.29-$1.71 762,000    9.8      $ 1.70      762,000     9.8    $ 1.70
      2.10- 3.38  78,000    4.9        2.82       34,000     4.9      3.07
      4.62- 6.88 669,600    8.8        6.09      661,600     8.8      6.10
          $16.75  36,000    5.3      $16.75       36,000     5.3    $16.75


                                December 31, 2002

                                         Weighted average
                                Shares   exercise price

    Outstanding at
      beginning period          783,600      $6.30
    Granted                     762,000       1.70
    Outstanding at end
      of period               1,545,600      $4.03
    Exercisable at end
      of period               1,493,600      $4.02

    Weighted average fair
    value of options granted
    during the period                        $1.70



The Company has adopted SFAS No. 123, "Accounting for Stock-Based compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations for stock options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees.

   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   4. Options and Warrants: continued,

   As required by SFAS 123, pro forma disclosures regarding net income and earnings per share must be computed as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the period ended December 31, 2002:

     Risk-free interest                2.61%
     Expected life (years)                5
     Expected volatility                112%
     Expected dividend yield              0%

   The Company's pro forma information under SFAS 123 for the six months ended December 31, 2002 were as follows:

     Net income (loss):
        As reported                $ 272,532
      Pro forma                    $(763,002)
     Income (loss) per share:
        As reported                $     .07
      Pro forma                    $    (.20)


   5.  Subsequent Events

   Effective January 1, 2003, the Massachusetts legislature has approved an $1.30 assessment on all non-Medicare and non-Medicaid prescriptions as a way to raise an additional $36,000,000 from pharmacies in 2003. Until the second week in February, all the pharmacies in the state have been passing this assessment on to the customer. On February 11, 2003 Walgreens, the state's third largest pharmacy chain, announced that it would no longer impose the $1.30 and it would rebate the amounts paid since January first. The other pharmacy chains and independent pharmacies, including Eaton Apothecary, have followed suit and are no longer charging the patients the $1.30 per prescription. In the interim, the state has announced that the fee will be reduced by half to $.65 per prescription as of July 1, 2003. At the present time, the Company has not been able to determine the financial impact of not passing on this fee to the customer.

  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001 as well as for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

     The Company had three active business segments for the six months ended December 31, 2002 and December 31, 2001: 1) retail pharmacy drug store chain ("pharmacy chain"), (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"), and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments and police departments ( "EMT, fire, police equipment and supplies"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

NET SALES

     Total sales for the six months ended December 31, 2002 increased by 14.5% to $29,539,942 from $25,797,862 for the six months ended December 31, 2001.

     Total sales for the three months ended December 31, 2002 increased by 13.4% to $15,027,092 from $13,217,216 for the three months ended December 31, 2001.

The following table shows sales by business segments for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001 and for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001:


                        Six months Ended                  Three months ended
                          December 31,      % increase         December 31,      % increase
Business Segment       2002          2001   (decrease)     2002          2001    (decrease)

Pharmacy chain     $23,227,203   $18,940,460  22.6%    $11,840,600   $ 9,881,519    19.8%
Medical equipment
 and supplies        4,716,266     4,638,098   1.7       2,479,895     2,235,338     1.1
EMT, fire, police
 equipment and
 supplies            1,596,473     2,219,304 (28.1)        706,597     1,100,359   (35.8)

Total for business
  segments         $29,539,942   $25,797,862  14.5%    $15,027,092   $13,217,216    13.4%



FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

    The pharmacy chain segment's sales increase of $4,286,743 for the six months ended December 31, 2002 as compared to December 31, 2001 was due to the purchase of an existing pharmacy and a continuing increase in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted-living and home-based sectors, increased advertising and home delivery service. Additionally, the pharmacy chain continues to increase its sales of prescript-tions to non-profit organizations. The reasons for the pharmacy chain segment's sales increase for the three months ended December 31, 2002 of $1,959,081 as compared to December 31, 2001 are the same as mentioned above.

    The medical equipment and supplies segment's sales increased $78,168 for the six months ended December 31, 2002 as compared to the same period ended December 31, 2001, due to increased sales at its subsidiary, Nyer Internet. ADCO had a decrease in their sales of supplies and equipment due to their discontinuing of unprofitable items and increased competition from cut rate competitors. Nyer Internet's sales increase is due to the company increasing the number of products available on-line increased advertising. This segment also saw an increase in sales for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001 of $244,557. The main reasons for this increase are as mentioned above.

     The EMT, fire, police equipment and supplies segment had a decrease in their sales of $622,831 for the six months ended December 31, 2002 as compared to the same period ended December 31, 2001. This is due to many factors including tighter municipal budgets throughout the sales territory and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biological and chemical items and homeland security products, which Anton and Conway do not market. The EMT, fire, police equipment and supplies segment had a decrease in their sales of $393,762 for the three months ended December 31, 2002 as compared to the same period ended December 31, 2001. The main reasons for this decrease are as mentioned above.

GROSS PROFIT MARGINS. Our overall gross margins were 21.5% for the six months ended December 31, 2002, an increase of .8% over the same period ended December 31, 2001. Overall gross margins for the three months ended December 31, 2002 were 21.7%, an increase of 1.4% for the same period ended December 31, 2001.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

GROSS PROFIT MARGINS: continued,

The following is a table of gross margin percentages by business segments for the six months ended December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001:

                     Six months ended        Three months ended
                       December 31,             December 31,
Business Segment      2002      2001           2002       2001

Pharmacy chain        20.1%     18.8%          20.3%      18.4%
Medical equipment
 and supplies         28.0      28.1           28.3       28.8
EMT, fire, police
 equipment and
 supplies             22.0      21.6           22.6       19.6

Total for business
 segments             21.5%     20.7%          21.7%      20.3%


     The pharmacy chain's gross margin increased 1.3% for the first six months ended December 31, 2002 to 20.1% as compared 18.8% for the same period of 2001. Because of increased sales, volume discounts increased from some of their suppliers.

     The medical equipment and supplies segment's gross margin decreased from 28.1% for the six months ended 2002 to 28.0% for the six months ended December 31, 2001. The decrease in margin for the three months ended December 31, 2002 of ..5% as compared to three months ended December 31, 2001 is due to increased sales volume for Nyer Internet which generally has lower margins consistent with Internet marketers.

     The EMT, fire, police equipment and supplies segment had a slight increase in its margins to 22.0%, for the six months ended December 31, 2002 as compared 21.6% for the six months ended December 31, 2001. This increase was the result of concentration on increasing its gross profit margins. They also experienced an increase in its margins to 22.6% for the three months ended December 31, 2002 as compared 19.6% for the three months ended December 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Consolidated selling, general and administrative expenses ("S,G & A")increased $850,205 to $5,853,666 for the six months ended December 31, 2002, as compared to $5,003,461 for the six months ended December 31, 2001. Consolidated S,G & A expenses increased $469,331 to $3,060,894 for the three months ended December 31, 2002, as compared to $2,591,563 for the three months ended December 31, 2001.

 FORM 10-Q NYER MEDICAL GROUP, INC. 000-20175 DECEMBER 31, 2002

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: continued,

    The following table shows the breakdown by business segments for the six months ended December 31, 2002 and 2001 and for the three months ended December
31, 2002 and 2001:
                          Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2002         2001           2002        2001

Pharmacy chain          $3,802,718   $3,044,399    $1,969,988  $1,590,544
Medical equipment
 and supplies            1,245,162    1,202,383       645,773     600,894
EMT, fire, police
 equipment and
 supplies                  463,250      545,289       216,915     272,094
Corporate                  342,536      211,390       228,218     128,031
Total for business
segments                $5,853,666   $5,003,461    $3,060,894  $2,591,563

     The Pharmacy chain had an increase in its S,G & A expenses of $758,319 to $3,802,718 for the six months ended December 31, 2002 as compared to $3,044,399 for the six months ended December 31, 2001. Its increase came mainly from higher labor costs and expenses associated with the purchase of an existing pharmacy and the increase in sales. The Pharmacy chain had an increase in its S,G & A expenses of $379,444 to $1,969,988 for the three months ended December 31, 2002 as compared to $1,590,544 for the three months ended December 31, 2001. The reasons for the increase in S,G & A are as stated above.

     The medical equipment and supplies segment's S,G & A expenses increased $42,779 to $1,245,162 for the six months ended December 31, 2002. This increase is expenses for its internet subsidiary due to increased advertising and personnel costs. The medical equipment and supplies segment's S,G & A expenses increased $44,879 to $645,773 for the three months ended December 31, 2002. The reasons for the increases are as stated above.

     The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G & A expenses of $82,039 to $463,250 for the six months ended December 31, 2002 as compared $545,289 for the six months ended December 31, 2001. This decrease was due to lower sales. The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G & A expenses of $55,179 to $216,915 for the three months ended December 31, 2002 as compared $272,094 for the three months ended December 31, 2001. The reasons for the decrease are as stated above.

     The Corporate segment's overhead had an increase due mainly to additional overhead attributable to additional accounting, legal and stock related expenses.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

CONTINUING OPERATIONS. We had a profit from continuing operations for the six months ended December 31, 2002 of $272,532 as compared a profit of $372,302 for for the six months ended December 31, 2001. We had a profit from continuing operations for the three months ended December 31, 2002 of $95,107 as compared to a profit of $158,193 for the three months ended December 31, 2001.

    The following table shows the breakdown by business segments for the six months ended December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001:


                     Six months ended          Three months ended
                       December 31,                December 31,
Business Segment      2002       2001             2002        2001

Pharmacy chain      $ 582,750  $ 411,434      $ 290,570   $ 196,277
Medical and
 surgical supplies     73,026    179,459         54,763     118,016
EMT, fire, police
 equipment and
 supplies            (134,880)   (88,521)       (68,931)    (67,153)
Corporate            (248,364)  (130,070)      (181,295)    (88,947)
Total for business
segments            $ 272,532  $ 372,302      $  95,107   $ 158,193

     The Pharmacy chain had an increase in its profits of $171,316 to $582,750 for six months ended December 31, 2002 as compared to a profit of $411,434 for the six months ended December 31, 2001. The increased profit is due to increased sales volume and gross profit margins. The Pharmacy chain had an increase in its profits of $94,293 to $290,570 for the three months ended December 31, 2002 as compared to a profit of $196,277 for the three months ended December 31, 2001. The reasons for the increase are as stated above.

     The medical equipment and supplies segment showed a profit for the six months ended December 31, 2002 of $73,026 as compared to a profit $179,459 for the six months ended December 31, 2001. The main reason for this decrease in profit was due to the gain recorded from the sale of its respiratory division in December 2001. The medical equipment and supplies segment showed a profit for the three months ended December 31, 2002 of $54,763 as compared to a profit of $118,016 for the three months ended December 31, 2001. The reasons for the decrease in profits are stated above.

    The EMT, fire, police equipment and supplies segment's loss was $134,880 for the six months ended December 31, 2002 as compared to $88,521 for the six months ended December 31, 2001. This is due to many factors including tighter municipal budgets throughout the sales territory and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biochemical items and homeland security products, which Anton and Conway do not market. The EMT, fire, police equipment and supplies segment's

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

CONTINUING OPERATIONS: continued,

loss for the three months ended December 31, 2002 was $68,931 as compared to $67,153 for the three months ended December 31, 2001. The reason for the loss is a stated above. This segment is experiencing increased competition and the effects.

The Corporate segment's overhead had an increase due mainly to additional overhead attributable to additional accounting, legal and stock related expenses.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional.

Its results have been reported as discontinued operations for all periods presented.

        In May 2002, the Company assigned all of its rights, licenses and interest in its patents to Nyer Nutritional's minority shareholder. In return, the minority shareholder released the Company from any and all obligations.

     Nyer Nutritional incurred $0 in net costs for the six months ended December 31, 2002 and $21,398 in net costs for the six months ended December 31, 2001 . Nyer Nutritional incurred $0 in net costs for the three months ended December 31, 2002 as compared to $10,724 in net costs for the three months ended December 31, 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was $598,261 for the six months ended December 31, 2002 as compared to $148,639 for the same period ended December 31, 2001.

     The net cash used in investing activities was $(202,946) and $(90,866), for the six months ended December 31, 2002 and 2001, respectively.

     Net cash (used in) provided by financing activities was $(155,399) for six months ended December 31, 2002 as compared to $175,123 for the same period in 2001.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Item 4.  Controls and Procedures.

     a) Evaluation of disclosure controls and procedures. Based upon their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c)and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


                            PART II


Item 1.  Legal Proceedings                            None

Item 2.  Changes in Securities                        None

Item 3.  Defaults upon Senior Securities              None

Item 4.  Submissions of Matters to Vote of Security Holders

     At the Company's annual meeting of shareholders held on December 6, 2002, the shareholders of the Company elected the following persons as directors of the Company each to serve for a three-year term until the Company's annual meeting of shareholders for 2005 and until their successors are duly elected and qualified: Samuel Nyer and Donald C. Lewis, Jr. The results of the voting were as follows:

                        VOTES FOR       VOTES AGAINST    ABSTENTIONS
Samuel Nyer             6,860,102       45,710           9,350
Donald C. Lewis, Jr.    6,860,102       45,710           9,350

Each of the following persons' terms as directors continued after the meeting: Stanley Dudrick, John Milledge, Kenneth Nyer, M. Randolph Prince and James J. Schweiger.

Also at the annual meeting of shareholders, the shareholders ratified the board of directors approval of an amendment to the 1993 Stock Option Plan of the Company, with 5,036,538 votes for ratification, 63,843 votes against ratification and 9,591 abstentions.

Further, at the annual meeting of shareholders, the shareholders ratified the board of directors approval of the establishment of the 2002 Stock Option Plan of the Company, with 5,034,718 votes for ratification, 64,492 votes against ratification and 10,762 abstentions.

Further, at the annual meeting of shareholders, the shareholders ratified the board of directors approval of the grant of stock options under the 2002 Stock Option Plan of the Company to certain persons who were previously granted stock options under the 1993 Stock Option Plan of the Company, with 5,034,733 votes for ratification, 71,323 votes against ratification and 3,916 abstentions.

Further, at the annual meeting of shareholders, the shareholders ratified the board of directors approval of a certain Stock Option Agreement between the Company and Samuel Nyer, with 5,037,999 votes for ratification, 66,661 votes against ratification and 5,312 abstentions.

Further, at the annual meeting of shareholders, the shareholders ratified the board of directors approval of a certain Stock Option Agreement between the Company and Alliance Capital Resources, Inc., with 5,035,218 votes for ratification, 62,157 votes against ratification and 15,597 abstentions.

FORM 10-Q NYER MEDICAL GROUP, INC. 000-20175 DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II, continued:

Item 4.  Submissions of Matters to Vote of Security Holders: continued,

Further, at the annual meeting of shareholders, the shareholders ratified the board of directors approval of a certain amendment to the articles of incorporation of the Company, with 6,863,064 votes for ratification, 48,632 votes against ratification and 3,466 abstentions.

Further, at the annual meeting of shareholders, the shareholders ratified the board of directors selection of Sweeney, Gates & Co. as the Company's independent auditors for the fiscal year ending June 30, 2003, with 6,900,325 votes for ratification, 14,306 votes against ratification and 531 abstentions.

Further, at the annual meeting of shareholders, the shareholders authorized the transaction of any other lawful business that may properly come before the Annual Meeting of shareholders with 6,892,640 votes for ratification, 19,191 votes against ratification and 3,331 abstentions.


Item 5.  Other information

    The Company is still actively seeking to acquire medical related companies.


Item 6.  Exhibits and Reports on Form 8-K

 (a)  1.  10.1  Third Amendment to 1993 Stock Option Plan

      2.  10.2  2002 Stock Option Plan

      3. 10.3 Stock Option Agreement, dated as of December 6, 2002, between Nyer Medical Group, Inc. and Samuel Nyer

      4. 10.4 Stock Option Agreement, dated as of December 6, 2002, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc.

      5.  99.1 Certification by Chief Executive Officer and Chief Financial
          Officer

 (b)   Reports on Form 8-K                    None

FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NYER MEDICAL GROUP, INC.


     Date:  February  14, 2003            /s/ Samuel Nyer
                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer







     Date:  February 14, 2003             /s/ Karen L. Wright
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              Officer

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

/s/ Samuel Nyer
    Chief Executive Officer and
    Principal Executive Officer
    February 14, 2003

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

/s/ Karen L. Wright
    Chief Financial Officer
    and Principal Financial Officer
    February 14, 2003

Item 6.  Exhibits and Reports on Form 8-K

1.  10.1  Third Amendment to 1993 Stock Option Plan




                                 THIRD AMENDMENT

                            TO THE NYER MEDICAL GROUP
                             1993 STOCK OPTION PLAN


   Whereas, the Nyer Medical Group, Inc. (the "Company) adopted the 1993 Stock Option Plan, effective July 21, 1993 (the "1993 Plan");

                  Whereas, the Company desires to amend certain provisions of the 1993 Plan, with retroactive effect to the effective date of the plan;

                  Whereas, the Company desires to no longer grant options under the 1993 Plan as of the date of the effectiveness of the 2002 Stock Option Plan.

                  The 1993 Plan is therefore amended as follows:

1. Paragraph 1(c) is amended to read: "directors of the Company with the opportunities to purchase stock in the Company pursuant to options granted hereunder ("Non-Discretionary Options")."

2. The second sentence of Paragraph 4 is amended to read: "The aggregate number of shares of Common Stock which may be issued pursuant to the Plan is 1,000,000, subject to adjustment as provided in Paragraph 13."

3. The first sentence of Paragraph 5 shall be amended to read: "Options may be granted under the Plan at any time during the period commencing July 21, 1993 and ending on the date of the effectiveness of the 2002 Stock Option Plan."

4. Except as amended hereby, the 1993 Plan shall continue in effect in accordance with its terms.

Item 6.  Exhibits and Reports on Form 8-K: continued,

     2. 10.2 2002 STOCK OPTION PLAN



                   NYER MEDICAL GROUP, INC. 2002 STOCK OPTION PLAN

                            NYER MEDICAL GROUP, INC.

                             2002 STOCK OPTION PLAN

                                TABLE OF CONTENTS




ARTICLE 1      ESTABLISHMENT AND PURPOSES                              1

         1.1      Establishment and Effective Date                     1
         1.2      Purposes                                             1
         1.3      References to Law                                    1


ARTICLE 2     AWARDS                                                   1
         2.1     Form of Awards                                        1
         2.2     Maximum Shares Available; Maximum Annual Awards       1
         2.3     Return of Prior Awards                                1


ARTICLE 3      ADMINISTRATION                                          1
         3.1      Committee                                            1
         3.2      Powers of the Committee                              2
         3.3      Delegation                                           2
         3.4      Interpretations                                      2
         3.5      Liability; Indemnification                           2


ARTICLE 4      ELIGIBILITY                                             2


ARTICLE 5      STOCK OPTIONS                                           2
         5.1      Grant of Options, Option Term                        2
         5.2      Designation as Non-Qualified Stock Option or
                  Incentive Stock Option                               2
         5.3      Automatic Stock Options                              3
         5.4      Exercise Price                                       3
         5.5      Exercise and Payment                                 3
         5.6      Vesting                                              3
         5.7      No Rights as a Stockholder                           3
         5.8      Incentive Stock Options                              4
         5.9      Notice to Company of ISO Disqualifying Disposition   4
         5.10     Conversion of Incentive Stock Options                4


ARTICLE 6      NONTRANSFERABILITY OF OPTIONS                           4


ARTICLE 7      EFFECT OF TERMINATION OF EMPLOYMENT,  DISABILITY, RETIREMENT OR
                  DEATH                                                4
         7.1      General Rule                                         4
         7.2      Disability or Retirement                             5
         7.3      Death                                                5
         7.4      Termination of Automatic Stock Options               5
         7.5      Termination of Unvested Options                      5

ARTICLE 8     ADJUSTMENT UPON CHANGES IN CAPITALIZATION, ETC.          5
         8.1     Adjustments                                           5
         8.2     Stock-Dividends and Stock Splits                      5
         8.3     Consolidation, Acquisition or Merger                  5
         8.4     Recapitalization or Reorganization                    6
         8.5     Dissolution or Liquidation                            6
         8.6     Modification of ISO's                                 6
         8.7     Issuances of Securities                               6
         8.8     Adjustments                                           6
         8.9     Lock-Up Agreement                                     6


ARTICLE 9     TERM; AMENDMENT AND TERMINATION                          6


ARTICLE 10    WRITTEN AGREEMENT                                        7


ARTICLE 11    MISCELLANEOUS PROVISIONS                                 7
         11.1    Tax Withholding                                       7
         11.2    Securities Laws                                       7
         11.3    Compliance with Section 16(b)                         7
         11.4    Successors                                            7
         11.5    General Creditor Status                               7
         11.6    No Right to Employment                                7
         11.7    Notices                                               8
         11.8    Severability                                          8
         11.9    Governing Law                                         8

ARTICLE 1   ESTABLISHMENT AND PURPOSES

1.1 Establishment and Effective Date

                  Nyer Medical Group, Inc., a Florida corporation (the "Corporation"), hereby establishes a stock option plan to be known as the "Nyer Medical Group, Inc. 2002 Stock Option Plan" (the "Plan"). The Plan shall become effective as of December 6, 2002, subject to the approval of the stockholders of the Corporation within twelve (12) months from such effective date. Upon approval of the Plan by the Board of Directors of the Corporation (the "Board"), awards may be made through the agency of the committee appointed by the Board under Article 3 of the Plan (the "Committee"). In the event that such stockholder approval is not obtained within such 12-month period, any awards made hereunder shall be canceled and all rights of optionees hereunder ("Optionees") with respect to such awards shall thereupon automatically cease.

1.2  Purposes
                  The purposes of the Plan are (i) to encourage and enable employees, consultants and directors (subject to such requirements as may be prescribed by the Committee) of the Corporation, its subsidiaries and its affiliates to acquire a proprietary interest in the growth and performance of the Corporation, (ii) to generate an increased incentive for key employees, consultants and directors to contribute to the Corporation's future success and prosperity (as well as the success and prosperity of its subsidiaries and affiliates), thus enhancing the value of the Corporation for the benefit of its stockholders, and (iii) to enhance the ability of the Corporation, its subsidiaries and its affiliates to attract and retain key employees, consultants and directors who are essential to the progress, growth and profitability of the Corporation, its subsidiaries and its affiliates, in each case through the ownership of the Corporation's common stock ("Common Stock"), and rights relating to the Common Stock.


1.3  References to Law

                  References to specific provisions of law shall be deemed to include references to amendments or supplements thereto or subsequent provisions of law of similar import.

ARTICLE 2  AWARDS

     2.1  Form of Awards

                  Awards under the Plan may be granted any combination of the following forms: (i) incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and the terms of Article 4 and Sections 5.4 and 5.8 of this Plan;
(ii) non-qualified stock options ("Non-Qualified Stock Options"), and (iii) Non-Qualified Stock Options that are automatic stock options ("Automatic Stock Options") (unless otherwise indicated, references in the Plan to "Options" shall include Incentive Stock Options, Non-Qualified Stock Options, and Automatic Stock Options).

     2.2  Maximum Shares Available; Maximum Annual Awards

                  The maximum aggregate number of shares of Common Stock available for award under the Plan (pursuant to the granting of Options) is 3,000,000 subject to adjustment pursuant to Article 8 hereof. The maximum aggregate number of shares of Common Stock that may be awarded under the Plan (pursuant to the granting of Options) to any individual during any calendar year is 1,000,000 shares, subject to the limitations of Section 5.7 as to Incentive Stock Options and also subject to adjustment pursuant to Article 8 hereof. Shares of Common Stock issued under the Plan (pursuant to the granting of Options) may be either authorized but unissued shares or issued shares reacquired by the Corporation. In the event that any Option granted under the Plan expires unexercised or is terminated, surrendered or canceled without being exercised in whole or in part for any reason, then the shares underlying such unexercised Option shall be available for subsequent awards under the Plan upon such terms and conditions as the Committee may determine.

     2.3  Return of Prior Awards

                  As a condition to any subsequent award to an Optionee under the Plan, the Committee shall have the right, in its sole discretion, to require the Optionee to return to the Corporation awards previously granted under the Plan. Subject to the provisions of the Plan, such new award shall be upon such terms and conditions as are specified by the Committee at the time the new award is granted.

ARTICLE 3  ADMINISTRATION

     3.1  Committee

                  Awards of Options shall be determined, and the Plan shall be administered by, the Committee established hereunder. The Committee shall be appointed from time to time by the Board and shall serve at the pleasure of the Board. So long as the Corporation has outstanding a class of equity securities required to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Corporation shall endeavor to grant, designate and amend any Options hereunder only through a Committee consisting solely of two or more persons each of whom shall qualify as (i) a "Non-Employee Director", as that term is defined in subparagraph (b)(3)(i) of Rule 16b-3 ("Rule 16b-3") promulgated under the 1934 Act and (ii) an "Outside Director", within the meaning of Section 162(m) of the Code; provided, however, that any actions taken by the Committee in circumstances in which the members of the Committee do not qualify as Non-Employee Directors and Outside Directors shall nonetheless constitute valid actions by such Committee, and provided, further, however, that if at any time a Committee shall not have been appointed or shall have fewer than two members, the powers of the Committee shall be exercised by the full Board. In order to comply with the provisions of Rule 16b-3, the full Board may ratify and approve any actions taken by the Committee in such circumstances as the Board shall deem appropriate

     3.2  Powers of the Committee

                  Subject to the express provisions of the Plan, the Committee shall have the power and authority: (i) to grant Options and to determine the exercise price of the shares of Common Stock covered by each Option, the term of each Option, the number of shares of Common Stock to be covered by each Option, the time or times at which each Option shall become exercisable and the duration of the exercise period applicable to each Option; (ii) to designate Options as Incentive Stock Options or Non-Qualified Stock Options; (iii) to determine the employees, consultants and directors to whom, and the time or times at which, Options shall be granted or made, and (iv) to take all other actions contemplated to be taken by the Committee under the Plan, including, but not limited to, interpreting the Plan and authorizing any written agreement to relay an award made hereunder, as well as any amendment to such written agreement.

    3.3  Delegation

                  The Committee may delegate to one or more of its respective members or to any other person or persons such ministerial duties hereunder as it may deem advisable; provided, however, that the Committee may not delegate any of its responsibilities hereunder to any person who is not both a "Non-Employee Director", as that term is defined in subparagraph (b)(3)(i) of Rule 16b-3, and an "Outside Director", within the meaning of Section 162(m) of the Code. The Committee may also employ attorneys, consultants, accountants or other professional advisors and shall be entitled reasonably to rely upon the advice opinions or valuations of any such advisors.

     3.4  Interpretations

                  The Committee shall have discretionary authority to interpret the terms of the Plan, to adopt and revise rules, regulations and policies to administer the Plan and to make any other factual determinations, which it believes to be necessary or advisable for the administration of the Plan. All actions taken and interpretations and determinations made by the Committee in good faith shall be final and binding upon the Corporation, all Optionees and all other interested persons.

   3.5  Liability; Indemnification

                  No member of the Board or the Committee, nor any person to whom ministerial duties have been delegated, shall be personally liable for any action, interpretation or determination made with respect to the Plan or awards made thereunder.

                  In addition to such other rights of indemnification as he or she may have as a member of the Board, and with respect to administration of the Plan and the granting of Options under it, each member of the Board and of the Committee shall be entitled without further act on his or her part to advancement of expenses and indemnification from the Corporation pursuant to Florida law, including to the full extent provided by Section 607.0850 of the Florida Business Corporation Act (the "FBCA").

                  The foregoing right of indemnification shall inure to the benefit of the heirs, executors or administrators of each such member of the Board or the Committee and shall be in addition to all other rights to which such member of the Board or the Committee would be entitled to as a matter of law, contract or otherwise.

ARTICLE 4  ELIGIBILITY

                  Awards may be made to any employee, consultant or director of the Corporation or any of its subsidiaries or affiliates (subject to such requirements as may be prescribed by the Committee). In determining the employees, consultants and directors to whom awards shall be granted and the number of shares of Common Stock to be covered by each award, the Committee shall take into account the nature of the services rendered by such employees, consultants and directors, their present and potential contributions to the success of the Corporation, its subsidiaries and its affiliates, and such other factors as the Committee in its sole discretion shall deem relevant. Notwithstanding the foregoing, only employees of the Corporation and any "Subsidiary Corporation" of the Corporation (as such term is defined in Section 424(f) of the Code) shall be eligible to receive Incentive Stock Options.


ARTICLE 5  STOCK OPTIONS

     5.1  Grant of Options, Option Term


            Options may be granted under the Plan for the purchase of shares of Common Stock. Options shall be granted in such form and upon such terms and conditions, including the satisfaction of corporate or individual performance objectives as the Committee shall from time to time determine and any vesting standards established pursuant to Section 5.6. The Options shall be exercisable for a period of no more 10 years from the date of grant, except where a shorter period is required for Incentive Stock Options or in the written Option Agreement required pursuant to Article 10 hereof , subject in any event to earlier termination as provided in Article 7.

     5.2  Designation as Non-Qualified Stock Option or Incentive Stock Option

                  In connection with any grant of Options, the Committee shall designate in the written agreement required pursuant to Article 10 hereof whether the Options granted shall be Incentive Stock Options or Non-Qualified Stock Options, and the number of shares of Common Stock of each. In the absence of such designation, any Option granted hereunder shall be a Non-Qualified Stock Option.

     5.3  Automatic Stock Options

                  All directors of the Corporation shall automatically receive grants of (i) 4,000 Automatic Stock Options upon election or appointment to the Board for a one year term; (ii) 8,000 Automatic Stock Options upon election or appointment to the Board for a two year term; and (iii) 12,000 Automatic Stock Options upon election or appointment to the Board for a three year term. The Corporation's Chief Financial Officer (if not a director of the Corporation) shall receive a grant of 12,000 Automatic Stock Options on October 1, 2004, and shall receive an additional 12,000 Automatic Stock Options upon (i) the vesting in full of such grant and (ii) the vesting in full of each such subsequent grant. All Automatic Stock Options shall vest as provided in Section 5.6 hereof.

     5.4  Exercise Price

                  The exercise price per share of Common Stock under each Incentive Stock Option and Automatic Stock Option shall be not less than the Market Price (as hereinafter defined) of the Common Stock on the date such Option is granted. The Committee shall determine the exercise price per share of Common Stock under each Non-Qualified Stock Option. In the case of an Incentive Stock Option granted to an Optionee owning (actually or constructively under Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of stock of the Corporation or of a subsidiary (a "10% Stockholder"), the exercise price shall not be less than 110% of the Market Price of the Common Stock on the date of grant. "Market Price" shall mean the per share value of the Common Stock and shall be determined as follows: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market (collectively, "Nasdaq") the Market Price on any day shall be, in the sole discretion of the Committee, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or
(y) the closing price reported on the consolidated trading listing for such day;
(ii) if the Common Stock is quoted on the OTC Bulletin Board, the Market Price on any day shall be the average of the representative bid and asked prices at the close of business for such day; (iii) if the Common Stock is not listed on a national stock exchange or quoted on Nasdaq or listed on the OTC Bulletin Board, the Market Price on any day shall be the average of the high bid and low asked prices reported by the National Quotation Bureau, LLC (the "NQB") for such day; or (iv) if the Common Stock is not listed on a national stock exchange, quoted on Nasdaq, quoted on the OTC Bulletin Board or reported on by the NQB, the Market Price on any day shall be the fair market value of one share of Common Stock on such day as determined by the Committee. In no event shall the Market Price of a share of Common Stock subject to an Incentive Stock Option be less than the fair market value as determined for purposes of Section 422(b)(4) of the Code.

     5.5  Exercise and Payment

                  Options may be exercised in whole or in part (but not for any fractional shares of Common Stock). Shares of Common Stock purchased upon the exercise of Options shall be paid for at the time of purchase. Such payment may be made as follows (or by any combination of the following), in the sole discretion of the Committee: (i) in United States currency by delivery of a certified check, bank draft or postal or express money order payable to the order of the Corporation, (ii) by surrender of a number of Mature Shares (as defined below) of Common Stock held by the Optionee exercising the Option equal to the quotient obtained by dividing (A) the aggregate exercise price payable with respect to the Options then being exercised by (B) the Market Price on the date of exercise, (iii) if the Corporation has established a program for the cashless exercise of Options through a broker or other similar arrangements or programs, then in accordance with the terms and conditions of such programs and arrangements, (iv) other property acceptable to the Committee or (v) a loan of money to an Optionee, the proceeds of which shall be used by the Optionee to exercise all or a portion of the Options granted hereunder. If a loan is made by the Corporation to the Optionee as contemplated in (v) above, the Optionee shall execute a promissory note evidencing such loan and such note shall (I) provide for full recourse to the maker, (II) bear interest at a rate no less than the applicable Federal rate (within the meaning of Section 1274 of the Code), and
(III) contain such other terms as the Committee in its sole discretion shall determine, including securing the loan by a pledge of the shares of Common Stock issued upon exercise of the Option. Upon receipt of a notice of exercise and payment in accordance with the procedures set forth above, the Corporation or its agent shall deliver to the persons exercising the Option(s) (or his or her designee) a certificate for such Shares. "Mature Shares" means shares of Common Stock owned by the Optionee for a period of at least six consecutive months prior to the exercise of the Option(s) in question.

     5.6  Vesting

            Except for Automatic Stock Options, the time or times at which Options granted to Optionees shall vest shall be set forth in the Agreement provided for in Section 10 hereof. Automatic Stock Options granted to any Optionee under Section 5.3 hereof shall vest and become exercisable as to 2,000 shares on June 30 and December 31 of each year following the grant of the Automatic Stock Option, provided that the Optionee is still serving as a director or officer of the Company on such date.

     5.7  No Rights as a Stockholder

                  A recipient of Options shall have no rights as a stockholder with respect to any shares issuable or transferable upon exercise thereof until the date a stock certificate representing such shares is issued to such recipient. Except as otherwise expressly provided in the Plan or by the Committee, no adjustment shall be made for cash dividends or other rights for which the record date shall be prior to the date such stock certificate is issued.

     5.8  Incentive Stock Options

                  The terms of any Incentive Stock Option granted under the Plan shall comply in all respects with the provisions of Section 422 of the Code, or any successor provision thereto, and any regulations promulgated thereunder and the Plan shall be interpreted accordingly. The aggregate Market Price (determined at the time of grant of the Incentive Stock Option) of the Common Stock with respect to which the Incentive Stock Options become exercisable for the first time by an Optionee in any calendar year (under all plans of the Corporation and its subsidiaries (as defined in Section 424(f) of the Code) shall not exceed $100,000. Any Options grants that exceed such amount shall be treated as Non-Qualified Options. No grant of an Incentive Stock Option shall be made under the Plan more than ten (10) years after the effective date of the Plan, nor shall any Incentive Stock Option be exercisable after the expiration of ten (10) years from the date such Option is granted, or 5 years from the date the Option is granted in the case of a 10% Stockholder (as defined in Section 5.4).

    5.9  Notice to Company of ISO Disqualifying Disposition

                  A condition of receiving an Incentive Stock Option any Employee who receives an Incentive Stock Option shall agree to notify the Company in writing immediately upon making a Disqualifying Disposition of any Common Stock acquired pursuant to the exercise of an Incentive Stock Option. A "Disqualifying Disposition" is any disposition (including any sale) of such Common Stock before the later of (i) two years after the date the Employee was granted the Incentive Stock Option or (ii) one year after the date the Employee acquired Common Stock by exercising the Incentive Stock Option. No notification of a Disqualifying Disposition shall be required after the death of an Optionee.


     5.10  Conversion of Incentive Stock Options

                  The Committee, at the written request of any Optionee, may, in its discretion, take such actions as may be necessary to convert such Optionee's Incentive Stock Options (or any portions thereof) that have not been exercised on the date of conversion into Non-Qualified Stock Options at any time prior to the expiration of such Incentive Stock Options. At the time of such conversion, the Committee may impose such conditions on the exercise of the resulting Non-Qualified Stock Options, consistent with this Plan, as the Committee in its discretion may determine. Nothing in the Plan shall be deemed to give any Optionee the right to have such Optionee's Incentive Stock Options converted into Non-Qualified Stock Options.

ARTICLE 6  NONTRANSFERABILITY OF OPTIONS

                  No Option may be transferred, assigned, pledged or hypothecated (whether by operation of law or otherwise), except as provided herein or by will or the applicable laws of descent and distribution, and no Option shall be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of an Option not specifically permitted herein shall be null and void and without effect. The Committee may, in its sole discretion, cause the written agreement relating to any Non-Qualified Stock Options granted hereunder to provide that the recipient of such Non-Qualified Stock Options may transfer any of such Non-Qualified Stock Options other than by will or the laws of descent and distribution in any manner authorized under applicable law; provided, however, that in no event may the Committee permit any transfers which would cause the Plan to fail to satisfy the applicable requirements of Rule 16b-3 under the 1934 Act or which would cause any recipient of awards hereunder to fail to be entitled to the benefits Rule 16b-3 or other exemptive Rules under Section 16 of the 1934 Act or be subject to liability thereunder.

ARTICLE 7  EFFECT OF TERMINATION OF EMPLOYMENT,  DISABILITY, RETIREMENT OR DEATH

     7.1  General Rule

                  Except as to Automatic Stock Options as provided in Section
7.4 below, or as may be expressly provided in a written agreement relating to any Option, in an employment agreement between the Corporation and the Optionee or as otherwise expressly determined by the Committee in its sole discretion, in the event an Optionee ceases to be a employee or consultant of the Corporation or its subsidiaries (a "Terminated Person") for any reason other than Disability, Retirement (as hereinafter defined) or death, any Options held by such Terminated Person on the date on which he or she ceased to be an employee or consultant (the "Termination Date") that were otherwise exercisable on such date shall terminate unless exercised within 180 days following the Termination Date in the case of Non-Qualified Options or within three (3) months following the Termination Date in the case of Incentive Stock Options, but in no event after the expiration of the exercise period of such Options. Except as expressly provided in any written agreement relating to the Options or employment agreement with the Corporation and the Optionee, the Committee may cause any Options to be forfeited upon an Optionee's termination of employment, consultant or director status if the Optionee was terminated or removed for "Cause." Except as otherwise expressly provided in any written agreement relating to the Options or employment agreement with the Corporation (in which case the definition of "Cause" set forth therein shall supersede the definition set forth below), for purposes of this Section 7.1, the term "Cause" shall mean any one (or more) of the following: (i) the Optionee's commission of any fraud or misappropriation or any misconduct which causes demonstrable injury to the Corporation or a subsidiary or affiliate; or (ii) an act of dishonesty by the Optionee resulting or intended to result, directly or indirectly, in gain or personal enrichment at the expense of the Corporation or a subsidiary or affiliate. Except in the case of the termination of employment of an Optionee who has entered into a written agreement relating to the Options or employment agreement with the Corporation (in which case the determination shall be made in accordance with the terms of such written agreement), it shall be within the sole discretion of the Committee to determine whether an Optionee's termination of employment was for one of the foregoing reasons, and its decision shall be final and conclusive.

     7.2  Disability or Retirement

                  Except as may be expressly provided otherwise in a written agreement relating to any Options granted under the Plan, in an employment agreement between the Corporation and the Optionee, or as otherwise determined by the Committee in its sole discretion, in the event of a termination of employment or other service arrangement of a Terminated Person due to the Disability (as defined below) or Retirement (as defined below) of such Person, any Options held by such Person on the Termination Date that were otherwise exercisable on such date shall expire unless exercised within the period of 365 days following such date, but in no event after the expiration date of the exercise period of such Options; provided, however, that any Incentive Stock Option of such Terminated Person shall no longer be treated as an Incentive Stock Option unless exercised within three (3) months of the Termination Date (or within one (1) year of the Termination Date, in the case of an employee whose termination of employment occurs by reason of a Disability). "Disability" shall have the meaning set forth in Section 22(e)(3) of the Code. "Retirement" shall mean a termination of employment arrangement with the Corporation or a subsidiary or affiliate with the written consent of the Committee in its sole discretion. The decision of the Committee shall be final, binding and conclusive.

     7.3  Death

                  Except as may be expressly provided in a written agreement relating to the Options, in an employment agreement between the Corporation and an Optionee, or as otherwise expressly determined by the Committee in its sole discretion, in the event of the death of a recipient of Options, any Options held by such Terminated Person at the date of death that were otherwise exercisable on such date shall be exercisable by the beneficiary designated by the Optionee for such purpose (the "Designated Beneficiary") or if no Designated Beneficiary shall be appointed or if the Designated Beneficiary shall predecease the Optionee, by the Optionee's personal representatives, heirs or legatees for a period of two (2) years from the date of death, but in no event later than the expiration date of the exercise period of such Options, at which time such Options shall expire.

     7.4  Termination of Automatic Stock Options

                  Except as may be expressly provided in a written agreement relating to any Automatic Stock Option, in any written agreement between the Corporation and the Optionee, or as otherwise expressly determined by the Committee in its sole discretion, in the event an Optionee who holds an Automatic Stock Option ceases to serve as a director of the Corporation or to hold the office that entitled him or her to receive Automatic Stock Options under Section 5.3 hereof: (i) all Automatic Stock Options held by such person that are vested and exercisable on the date such person ceases to serve as an officer or director shall terminate unless exercised within two (2) years following the such date, but in no event after the expiration of the exercise period of such Automatic Stock Options; and (ii) all Automatic Stock Options that are not vested and exercisable on the date such person ceases to serve as an officer or director shall terminate as of such date.

     7.5  Termination of Unvested Options

                  All Options, which were not vested and exercisable by a Terminated Person as of the Termination Date of such Terminated Person shall terminate as of such date, except as expressly provided in the written agreement relating to the Options or as otherwise expressly determined by the Committee in its sole discretion. Options shall not be affected by any change of employment so long as the recipient continues to be employed by either the Corporation or a subsidiary or affiliate.

ARTICLE 8  ADJUSTMENT UPON CHANGES IN CAPITALIZATION, ETC.

     8.1  Adjustments

                  Upon the occurrence of any of the events described in Article 8, an Optionee's rights with respect to Options shall be adjusted as and to the extent provided hereafter in Article 8, unless otherwise specifically provided in the written agreement between the Optionee and the Corporation relating to such Option.

     8.2  Stock-Dividends and Stock Splits

                  If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Corporation shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of Options shall be appropriately increased or decreased proportionately and appropriate adjustments shall be made in the exercise price per share to reflect such subdivision, combination or stock dividend.

     8.3  Consolidation, Acquisition or Merger

                  If the Corporation is to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of the

Corporation's assets or otherwise (an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Corporation hereunder (the "Successor Board"), shall, as to outstanding Options, either (i) make appropriate provision for the continuation of such Options by substitution on an equitable basis for the shares then subject to such Options for the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition; (ii) upon written notice to the Optionees, provide that all Options must be exercised, to the extent then exercisable (or in the discretion of the Committee or the Successor Board, also provide that all unvested options shall be, or become at the time which the Committee shall determine, either immediately exercisable or immediately terminate), within a specified number of days of the date of such notice, at the end of which period the Options shall terminate; or (iii) terminate all Options in exchange for a cash payment or other consideration equal to the excess of the fair market value of the shares of Common Stock subject to such Options (to the extent then exercisable, or in the discretion of the Committee or the Successor Board, whether or not then exercisable) over the exercise price thereof.


     8.4  Recapitalization or Reorganization

                  In the event of a recapitalization or reorganization of the Corporation (other than a transaction described in subparagraph 8.3 above) pursuant to which securities of the Corporation or of another corporation are issued with respect to the outstanding shares of Stock, an Optionee upon exercising an Option shall be entitled to receive for the purchase price paid upon such exercise, the securities he would have received if he had exercised his Option immediately prior to such recapitalization or reorganization.

     8.5  Dissolution or Liquidation

                  In the event of the proposed dissolution or liquidation of the Corporation (other than in connection with a transaction described in subparagraph 8.3 above), each Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.

     8.6  Modification of ISO's

                  If the Committee determines that any adjustments made pursuant to with respect to any Incentive Stock Options granted hereunder would constitute a modification of such Incentive Stock Options, (as that term is defined in Section 424 of the Code) it may refrain from making such adjustments.

     8.7  Issuances of Securities

                  Except as expressly provided herein, no issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to Options. No adjustments shall be made for dividends paid in cash or in property other than securities of the Corporation.

     8.8  Adjustments

                  Upon the happening of any of the events described in subparagraphs 8.2, 8.3 or 8.4 above, the class and aggregate number of shares set forth in Section 2.2 hereof that are subject to Options which previously have been or subsequently may be granted under the Plan shall also be appropriately adjusted to reflect the events described in such subparagraphs. If changes in the capitalization of the Corporation shall occur other than those referred to above in this Section 8, the Committee shall make such adjustments, if any, in the number of shares covered by each Option and in the per share purchase price as the Committee in its discretion may consider appropriate. The Committee or, if applicable, the Successor Board, shall determine the specific adjustments to be made under this Section 8 and its determination shall be conclusive.

     8.9  Lock-Up Agreement

                  The Optionee, if so requested by the Committee and an underwriter of Common Stock or other securities of the Corporation, shall not sell, grant any option or right to buy or sell, or otherwise transfer or dispose of in any manner, whether in privately-negotiated or open-market transactions, any Common Stock or other securities of the Corporation held by him or her or which he or she has the right to acquire during the 180-day period following the effective date of a registration statement of the Corporation filed with the Securities and Exchange Commission in connection with such offering or such shorter period as such underwriter shall have advised the Corporation in writing is adequate to permit the successful and orderly distribution of such Common Stock or other securities; provided, however, that such "lock-up" agreement shall be in writing and in form and substance satisfactory to the Committee and such underwriter. The Corporation may impose stop-transfer instructions with respect to the shares subject to the foregoing restrictions until the end of said period.

ARTICLE 9 TERM; AMENDMENT AND TERMINATION

                  No Option shall be granted under the Plan after the earlier of
(i) ten (10) years from the effective date of the Plan, or (ii) the termination of the Plan pursuant to this Article 9. However, unless otherwise expressly provided in the Plan or in an applicable written agreement required pursuant to
Article 10, any Option theretofore granted may extend beyond such date, and any authority of the Committee to amend, alter, suspend, discontinue or terminate any such Option, or to waive any conditions or rights under any such Option and the authority of the Board to amend the Plan, shall extend beyond such date. The Board may suspend, terminate, modify or amend the Plan, provided that any amendment that would (i) materially increase the aggregate number of shares which may be issued under the Plan, (ii) materially increase the benefits accruing to Optionees under the Plan, or (iii) materially modify the requirements as to eligibility for participation in the Plan shall be subject to the approval of the Corporation's stockholders, except that any such increase or modification that may result from adjustments authorized by Article 8 hereof shall not require such stockholder approval. If the Plan is terminated, the terms of the Plan shall, notwithstanding such termination, continue to apply to awards granted prior to such termination. No suspension, termination, modification or amendment of the Plan may, without the consent of the Optionee to whom an award shall theretofore have been granted, adversely affect the rights of such Optionee under such award, and provided further that if any amendment would require stockholder approval to satisfy the requirements of Rule 16b-3 under the 1934 Act, then such amendment shall be presented to stockholders for approval, provided however that failure to obtain such approval shall not affect the validity of this Plan or the options granted hereunder.

ARTICLE 10  WRITTEN AGREEMENT

                  Each award of Options shall be evidenced by a written agreement containing such restrictions, terms and conditions, if any, as the Committee may require. In the event of any conflict between a written agreement and the Plan, the terms of the Plan shall govern.

ARTICLE 11  MISCELLANEOUS PROVISIONS

Tax Withholding
                  The Corporation shall have the right to require Optionees or their beneficiaries or legal representatives to remit to the Corporation an amount sufficient to satisfy Federal, state and local withholding tax requirements, or to deduct from all payments under the Plan amounts sufficient to satisfy all withholding tax requirements. Whenever payments under the Plan are to be made to an Optionee in cash, such payments shall be net of any amounts sufficient to satisfy all Federal, state and local withholding tax requirements. The Committee may, in its sole discretion, permit an Optionee to satisfy his or her tax withholding obligations either by (i) surrendering of Common Stock owned by the Optionee or (ii) having the Corporation withhold from shares of Common Stock, or other compensation, otherwise deliverable or payable to the Optionee. Shares of Common Stock surrendered or withheld shall be valued at their Market

Price as of the date on which income is required to be recognized for income tax purposes.
     11.2  Securities Laws

                  Each Option granted under the Plan shall be subject to the requirement that, if at any time the Board shall determine, in its sole discretion, that the listing, registration or qualification of the shares of Common Stock issuable or transferable upon exercise thereof upon any securities exchange or under any state or Federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or the issue, transfer, or purchase of the shares of Common Stock thereunder, such Option may not be exercised in whole or in part unless such listing, registration, qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Board. The Committee may, in connection with the granting of any Option, require the individual to whom the Option is to be granted to enter into an agreement with the Corporation stating that as a condition precedent to each exercise of the Option, in whole or in part, such individual shall if then required by the Corporation, represent to the Corporation in writing that such exercise is for investment only and not with a view to distribution, and also setting forth such other terms and conditions as the Committee may prescribe.

     11.3  Compliance with Section 16(b)

                  In the case of Optionees who are or may be subject to Section 16 of the 1934 Act, it is the intent of the Corporation that the Plan and any award granted hereunder satisfy and be interpreted in a manner that satisfies the applicable requirements of Rule 16b-3 so that such persons will be entitled to the benefits of Rule 16b-3 or other exemptive Rules under Section 16 of the 1934 Act and will not be subjected to liability thereunder. If any provision of the Plan or any award would otherwise conflict with the intent expressed herein, that provision, to the extent possible, shall be interpreted and deemed amended so as to avoid such conflict. To the extent of any remaining irreconcilable conflict with such intent, such provision shall be deemed void as applicable to Optionees who are or may be subject to Section 16 of the 1934 Act.

     11.4  Successors

                  The obligations of the Corporation under the Plan shall be binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Corporation, or upon any successor corporation or organization succeeding to all or substantially all of the assets and business of the Corporation. In the event of any of the foregoing, the Committee may, in its discretion prior to the consummation of the transaction and subject to Article 9 hereof, cancel, offer to purchase, exchange, adjust or modify any outstanding awards, at such time and in such manner as the Committee deems appropriate and in accordance with applicable law.

     11.5  General Creditor Status

                  Optionees shall have no right, title or interest whatsoever in or to any investments which the Corporation may make to aid it in meeting its obligations under the Plan. Nothing contained in the Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Corporation and any Optionee, beneficiary or legal representative of such Optionee. To the extent that any person acquires a right to receive payments from the Corporation under the Plan, such right shall be no greater than the right of an unsecured general creditor of the Corporation. All payments to be made hereunder shall be paid from the general funds of the Corporation and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts except as expressly set forth in the Plan.

     11.6  No Right to Employment

                  Nothing in the Plan or in any written agreement entered into pursuant to Article 10 hereof, nor the grant of any Option, shall confer upon any Optionee any right to continue in the employ of the Corporation or a subsidiary or affiliate or to be entitled to any remuneration or benefits not set forth in the Plan or such written agreement or interfere with or limit the right of the Corporation or a subsidiary or affiliate to modify the terms of or terminate such Optionee's employment at any time.

     11.7  Notices

                  Notices required or permitted to be given under the Plan shall be sufficiently given if in writing and personally delivered to the Optionee or sent by regular mail addressed (i) to the Optionee at the Optionee's address as set forth in the books and records of the Corporation or its subsidiaries or affiliates, or (ii) to the Corporation or the Committee at the principal office of the Corporation clearly marked "Attention: Compensation Committee."

     11.8  Severability

                  In the event that any provision of the Plan shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.


     11.9  Governing Law

To the extent not preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the state of Florida.

Item 6.  Exhibits and Reports on Form 8-K: continued,

     3.

      10.3 Stock Option Agreement, dated as of December 6, 2002, between Nyer Medical Group, Inc. and Samuel Nyer




                      STOCK OPTION AGREEMENT - Samuel Nyer



                             STOCK OPTION AGREEMENT

     This Stock Option Agreement (this "Agreement") is effective as of December 6, 2002, between Nyer Medical Group, Inc. a Florida corporation (the "Corporation"), and Samuel Nyer (the "Optionee").


                             W I T N E S S E T H:
                             - - - - - - - - - -

     WHEREAS, in October, 1999, the Corporation entered into an employment agreement with the Optionee which agreement included a provision (the "Provision") for granting the Optionee an option for 500,000 shares of common stock of the Corporation (the "Option");

     WHEREAS, in November, 2002, the Board of Directors of the Corporation (the "Board") agreed to amend and restate the Provision to provide certain other provisions, including, without limitation, provisions for termination of the Option upon the happening of certain events;

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter contained, the parties hereto agree that the Provision is hereby amended and restated as follows:

1. Grant of Option.

             Pursuant to the Provision, in October, 1999, the Corporation granted to the Optionee an option to purchase an aggregate of 500,000 shares (the "Shares") of common stock, .0001(cent) par value, of the Corporation (the "Common Stock") at a price of $6.437 per Share. The Corporation hereby confirms and ratifies such grant. This Option was not and is not intended to qualify as an "incentive stock option" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and shall be construed accordingly.

2. Right to Exercise.

          Fifty (50%) percent of the Shares subject to the Option vested and became exercisable in October, 1999 and fifty (50%) percent of the Shares subject to the Option vested and became exercisable in October, 2000.

3. No Transfer.

          This Option may not be transferred, assigned, pledged or hypothecated (whether by operation of law or otherwise), except by will or the applicable laws of descent and distribution. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option not specifically permitted herein shall be null and void and without effect.

4. Exercise Procedures.

a) Notice of Exercise. The Optionee or the Optionee's representative may exercise this Option by giving written notice as set forth in Section 9j) hereof in a manner substantially in the form annexed hereto as Exhibit A. The notice shall specify the election to exercise this Option, the number of Shares with respect to which this Option is being exercised and the form of payment (if more than one form is available). The notice shall be signed by the person exercising this Option. In the event that this Option is being exercised by the representative of the Optionee, the notice shall be accompanied by proof (satisfactory to the Committee (as defined below)) of the representative's right to exercise this Option. The Optionee or the Optionee's representative shall deliver to the Corporation at the time of giving the notice, payment in a form provided under Section 5 for the full amount of the exercise price applicable to that portion of this Option being exercised. "Committee" means the committee (comprised of at least two (2) members of the Board) appointed by the Board to administer this Agreement, or, in the case that no such committee has been appointed, the term "Committee" shall mean the Board.

b) Issuance of Shares. After receiving a proper notice of exercise, the Corporation shall cause to be issued a certificate or certificates for the Shares as to which this Option has been exercised, registered in the name of the person exercising this Option and bearing such legends as may be appropriate. The Corporation shall cause such certificate or certificates to be delivered to or upon the order of the person exercising this Option.

c) Withholding Taxes. In the event that the Committee determines that the Corporation is required to withhold foreign, federal, state or local tax as a result of the exercise of this Option, the Optionee, as a condition to the exercise of this Option, shall make arrangements satisfactory to the Committee to enable the Corporation to satisfy all withholding requirements. Any Shares purchased by exercising this Option shall also be issued subject to condition that the Optionee shall make the arrangements satisfactory to the Committee to enable the Corporation to satisfy any withholding requirements that may arise in connection with the disposition of such Shares.

5. Payment for Stock.

                   Options may be exercised in whole or in part (but not for any fractional shares of Common Stock). Shares of Common Stock purchased upon the exercise of the Option shall be paid for at the time of purchase. Such payment may be made as follows (or by any combination of the following), in the sole discretion of the Committee: (i) in United States currency by delivery of a certified check, bank draft or postal or express money order payable to the order of the Corporation, (ii) by surrender of a number of Mature Shares (as defined below) of Common Stock held by the Optionee exercising the Option equal to the quotient obtained by dividing (A) the aggregate exercise price payable with respect to the Option then being exercised by (B) the Market Price (as defined below) on the date of exercise, (iii) if the Corporation has established a program for the cashless exercise of Options through a broker or other similar arrangements or programs, then in accordance with the terms and conditions of such programs and arrangements, (iv) other property acceptable to the Committee or (v) a loan of money to an Optionee, the proceeds of which shall be used by the Optionee to exercise all or a portion of the Option granted hereunder. If a loan is made by the Corporation to the Optionee as contemplated in (v) above, the Optionee shall execute a promissory note evidencing such loan and such note shall (I) provide for full recourse to the maker, (II) bear interest at a rate no less than the applicable Federal rate (within the meaning of Section 1274 of the Code), and (III) contain such other terms as the Committee in its sole discretion shall determine, including securing the loan by a pledge of the shares of Common Stock issued upon exercise of the Option. Upon receipt of a notice of exercise and payment in accordance with the procedures set forth above, the Corporation or its agent shall deliver to the persons exercising the Option (or his or her designee) a certificate for such Shares. "Mature Shares" means shares of Common Stock owned by the Optionee for a period of at least six consecutive months prior to the exercise of the Option in question. "Market Price" means the per share value of the Common Stock and shall be determined as follows: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market (collectively, "Nasdaq") the Market Price on any day shall be, in the sole discretion of the Committee, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or (y) the closing price reported on the consolidated trading listing for such day; (ii) if the Common Stock is quoted on the OTC Bulletin Board, the Market Price on any day shall be the average of the representative bid and asked prices at the close of business for such day; (iii) if the Common Stock is not listed on a national stock exchange or quoted on Nasdaq or listed on the OTC Bulletin Board, the Market Price on any day shall be the average of the high bid and low asked prices reported by the National Quotation Bureau, LLC (the "NQB") for such day; or (iv) if the Common Stock is not listed on a national stock exchange, quoted on Nasdaq, quoted on the OTC Bulletin Board or reported on by the NQB, the Market Price on any day shall be the fair market value of one share of Common Stock on such day as determined by the Committee.

6. Term and Expiration.

  a) Term of Option. This Option shall expire on the day before the tenth anniversary of the date hereof, unless sooner terminated as provided herein, and may be exercised during such term only in accordance with this Agreement.

  b) Termination due to Cessation of Relationship, Disability or Death. Upon the cessation of Optionee's employment by, consultancy for or emeritus (or similar) status with the Corporation, upon the Optionee's death or upon the Optionee's Disability (as defined below), this Option, which is otherwise exercisable, shall be exercisable by, as appropriate, the Optionee, the Designated Beneficiary (as defined below) or personal representative, heirs or legatees of the Optionee for a period of four (4) years from the date of such cessation, death or Disability, as appropriate, but in no event after the expiration of the exercise period of the Option. "Disability" shall have the meaning set forth in
Section 22(e)(3) of the Code. "Designated Beneficiary" means the beneficiary designated by the Optionee to exercise its options upon the death of the Optionee, if such Designated Person exists and has not predeceased the Optionee. If a Designated Beneficiary does not exist or has predeceased the Optionee, the appropriate personal representative, heir(s) or legatee(s) of the Optionee shall exercise the Option.

7. Registration Rights.

a) Subject to the terms of this Agreement, the Corporation shall use its best efforts to register the Common Stock underlying the Option (the "New Stock") for issuance and resale under the Securities Act of 1933, as amended (the "Securities Act"), on Form S-8 or any other Securities and Exchange Commission ("SEC") form, if available, which the Corporation deems appropriate (a "Registration Statement").

b) The Corporation will notify the Optionee at any time when a prospectus relating to the New Stock covered by a Registration Statement of the Corporation is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Corporation will use its best efforts to promptly amend or supplement the Registration Statement to correct any such untrue statement or omission.

c) The Optionee hereby agrees to cooperate with the Corporation in connection with the preparation and filing of any Registration Statement by the Corporation with respect to the New Stock. In addition, the Optionee agrees that, upon receipt of any notice from the Corporation of the happening of any event of the kind described in Section 7b), the Optionee will immediately discontinue disposition of the New Stock pursuant to the Registration Statement covering the New Stock until the Optionee's receipt of the copies of the supplemented or amended prospectus contemplated by
    Section 7b) and, if so desired by the Corporation, the Optionee shall deliver to the Corporation (at the expense of the Corporation) or destroy (and deliver to the Corporation a certificate of such destruction) all copies, other than the permanent file copies then in the Optionee's possession, of the prospectus covering such New Stock current at the time of receipt of such notice.

d)  The Optionee hereby represents and warrants to the Corporation as follows:
    i) The Optionee has been furnished with all materials relating to the Corporation and its proposed activities which the Optionee has requested and has been afforded the opportunity to obtain any additional information necessary with respect to the New Stock.

   ii) The Corporation has answered all inquiries made by the Optionee concerning the Corporation and its proposed activities, or any other matters relating to the Registration Statement and the proposed operations of the Corporation.

  iii) The Optionee is an "accredited investor" as such term is defined in the Federal securities laws. By reason of the Optionee's business or financial experience, the Optionee is capable of evaluating the merits and risks of an investment in the New Stock and of protecting its own interests in connection with the transaction involving the Option and the New Stock. The Optionee has sufficient available financial resources to provide adequately for his current needs, including possible personal contingencies, and can bear the economic risk of a complete loss of the New Stock without materially affecting his financial condition.

  iv) The Optionee has not been furnished any offering literature other than any materials and/or information made available to the Optionee by the Corporation as described in Section 7d)i) and the Optionee has relied only on such materials and/or information. Furthermore, other than as set forth in this Agreement, no representations or warranties have been made to the Optionee by the Corporation, or by its directors or officers or employees or other agents with respect to the intended business of the Corporation, the financial condition, prospects, profitability, operations and/or potential of the Corporation, and/or the economic or any other aspects of the consequences of an investment in the New Stock, and the Optionee has not relied upon any information concerning the offering, written or oral, other than information contained in this Agreement or provided by the Corporation to the Optionee.

  v) The Optionee is acquiring the Option and, upon the exercise of the Option, will be acquiring the New Stock, for his own account, as principal, for investment and not with a view to the resale or distribution of all or any part of the Option or the New Stock.

8. Securities Law and Other Restrictions.

     Regardless of whether the offering and sale of Shares under this Agreement have been registered under the Securities Act or have been registered or qualified under the securities laws of any state, the Committee at its discretion, may impose restrictions upon the sale, pledge or other transfer of such Shares (including, without limitation, the placement of appropriate legends on stock certificates or a "lock-up agreement") if, in the judgment of the Corporation and its counsel, such restrictions are necessary or desirable in order to achieve compliance with any agreement to which the Corporation is a party, the Securities Act, the securities laws of any state or any other law or with restrictions imposed on the Corporation by its underwriters, or otherwise.

9. Adjustment Upon Changes in Capitalization, Etc.

      a) Certain Adjustments. Upon the occurrence of any of the events described in this Section 9, the Optionee's rights with respect to the Option shall be adjusted as and to the extent provided hereafter in this Section 9, unless otherwise specifically provided in the written agreement between the Optionee and the Corporation relating to such Option.

      b) Stock Dividends and Stock Splits. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Corporation shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of the Option shall be appropriately increased or decreased proportionately and appropriate adjustments shall be made in the exercise price per share to reflect such subdivision, combination or stock dividend.

     c) Consolidation, Acquisition or Merger. If the Corporation is to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of the Corporation's assets or otherwise (an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Corporation hereunder (the "Successor Board"), shall, as to the outstanding Option, either (i) make appropriate provision for the continuation of such Option by substitution on an equitable basis for the shares then subject to such Option for the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition; (ii) upon written notice to the Optionee, provide that the Option must be exercised, to the extent then exercisable (or in the discretion of the Committee or the Successor Board, also provide that all unvested portion of the Option, if any, shall be, or become at the time which the Committee shall determine, either immediately exercisable or immediately terminate), within a specified number of days of the date of such notice, at the end of which period the Option shall terminate; or
(iii) terminate the Option in exchange for a cash payment or other consideration equal to the excess of the fair market value of the shares of Common Stock subject to such Option (to the extent then exercisable, or in the discretion of the Committee or the Successor Board, whether or not then exercisable) over the exercise price thereof.

     d) Recapitalization or Reorganization. In the event of a recapitalization or reorganization of the Corporation (other than a transaction described in subsection 9c) above) pursuant to which securities of the Corporation or of another corporation are issued with respect to the outstanding shares of Common Stock, the Optionee upon exercising the Option shall be entitled to receive for the purchase price paid upon such exercise, the securities he would have received if he had exercised his Option immediately prior to such recapitalization or reorganization.

      e) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Corporation (other than in connection with a transaction described in subsection 9c) above), each Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.

      f) Issuances of Securities. Except as expressly provided herein, no issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to the Option. No adjustments shall be made for dividends paid in cash or in property other than securities of the Corporation.

      g) Other Adjustments. If changes in the capitalization of the Corporation shall occur other than those referred to above in this Section 9, the Committee shall make such adjustments, if any, in the number of shares covered by the Option and in the per share purchase price as the Committee in its discretion may consider appropriate. The Committee or, if applicable, the Successor Board, shall determine the specific adjustments to be made under this Section 9 and its determination shall be conclusive.

10. Miscellaneous Provisions.

     a) Entire Agreement; Amendments. This Agreement constitutes the entire agreement between the parties hereto with regard to the subject matter hereof. This Agreement may not be amended except by a written instrument signed by both parties hereto.

     b) Choice of Law. To the extent not preempted by Federal law, this Agreement shall be governed by, and construed in accordance with, the laws of the State of Florida.

     c) Interpretations. The Committee shall have discretionary authority to interpret the terms of this Agreement, to adopt and revise rules, regulations and policies to administer this Agreement and to make any other factual determinations, which it believes to be necessary or advisable for the administration of this Agreement. All actions taken and interpretations and determinations made by the Committee in good faith shall be final and binding upon the Corporation, the Optionee and all other interested persons.
     d) Liability; Indemnification.

         i) No member of the Board or the Committee, nor any person to whom ministerial duties have been delegated, shall be personally liable for any action, interpretation or determination made with respect to this Agreement.

        ii) In addition to such other rights of indemnification as he or she may have as a member of the Board, and with respect to administration of this Agreement, each member of the Board and of the Committee shall be entitled without further act on his or her part to advancement of expenses and indemnification from the Corporation pursuant to Florida law, including to the full extent provided by Section 607.0850 of the Florida Business Corporation Act (the "FBCA").The foregoing right of indemnification shall inure to the benefit of the heirs, executors or administrators of each such member of the Board or the Committee and shall be in addition to all other rights to which such member of the Board or the Committee would be entitled to as a matter of law, contract or otherwise.

            e) Tax Withholding. The Corporation shall have the right to require the Optionee or its beneficiary or legal representative to remit to the Corporation an amount sufficient to satisfy Federal, state and local withholding tax requirements, or to deduct from all payments under this Agreement amounts sufficient to satisfy all withholding tax requirements. Whenever payments under this Agreement are to be made to an Optionee in cash, if any, such payments shall be net of any amounts sufficient to satisfy all Federal, state and local withholding tax requirements. The Committee may, in its sole discretion, permit the Optionee to satisfy its tax withholding obligations either by (i) surrendering of Common Stock owned by the Optionee or (ii) having the Corporation withhold from shares of Common Stock, or other compensation, otherwise deliverable or payable to the Optionee. Shares of Common Stock surrendered or withheld shall be valued at their Market Price as of the date on which income is required to be recognized for income tax purpose

            f) Compliance with Section 16(b). In the case the Optionee is or may be subject to Section 16 of the Securities Exchange Act of 1934 Act, as amended (the "1934 Act"), it is the intent of the Corporation that this Agreement and any award granted hereunder satisfy and be interpreted in a manner that satisfies the applicable requirements of Rule 16b-3 so that the Optionee will be entitled to the benefits of Rule 16b-3 or other exemptive Rules under Section 16 of the 1934 Act and will not be subjected to liability thereunder. If any provision of this Agreement or any award would otherwise conflict with the intent expressed herein, that provision, to the extent possible, shall be interpreted and deemed amended so as to avoid such conflict. To the extent of any remaining irreconcilable conflict with such intent, such provision shall be deemed void as applicable to the Optionee if the Optionee is or may be subject to Section 16 of the 1934 Act. Neither this provision of the Agreement nor any other provision of this Agreement shall be construed as to insure that the Optionee has satisfied or will satisfy all the requirements of Section 16 of the 1934 Act and/or the Rules promulgated thereunder with respect to this Option or the Common Stock underlying this Option.

           g) Successors. The obligations of the Corporation under this Agreement shall be binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Corporation, or upon any successor corporation or organization succeeding to all or substantially all of the assets and business of the Corporation.

           h) General Creditor Status. The Optionee shall have no right, title or interest whatsoever in or to any investments which the Corporation may make to aid it in meeting its obligations under this Agreement. Nothing contained in this Agreement, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Corporation and the Optionee, or the beneficiary or legal representative of the Optionee. To the extent that any person acquires a right to receive payments from the Corporation under this Agreement, such right shall be no greater than the right of an unsecured general creditor of the Corporation. All payments to be made hereunder shall be paid from the general funds of the Corporation and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts except as expressly set forth in this Agreement.

           i) No Right to Employment or Independent Contractor Status. Nothing in this Agreement, nor the grant of the Option, shall confer upon the Optionee any right to continue in the employ or as an independent contractor of the Corporation or a subsidiary or affiliate or to be entitled to any remuneration or benefits not set forth in this Agreement or interfere with or limit the right of the Corporation or a subsidiary or affiliate to modify the terms of or terminate the Optionee's employment or independent contractor status at any time.

         j) Notices. Notices required or permitted to be given under this Agreement shall be sufficiently given if in writing and personally delivered to the Optionee or sent by regular mail addressed (i) to the Optionee at the Optionee's address as set forth in the books and records of the Corporation or its subsidiaries or affiliates, or (ii) to the Corporation or the Committee at the principal office of the Corporation clearly marked "Attention: Compensation Committee."

         k) Severability. In the event that any provision of this Agreement shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of this Agreement, and this Agreement shall be construed and enforced as if the illegal or invalid provision had not been included.



      [THE BALANCE OF THIS PAGE HAS BEEN LEFT BLANK INTENTIONALLY]

    IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed on its behalf by a duly authorized officer and the Optionee has personally executed this Agreement.

                                      Nyer Medical Group, Inc.


By: /s/ Samuel Nyer                   By: /s/ Karen Wright

SAMUEL NYER                           Karen Wright,
Optionee's Address:                   Chief Financial Officer
c/o  Nyer Medical Group, Inc.
1292 Hammond Street
Bangor, Maine  04401

                                    EXHIBIT A

                               [Date of Exercise]

[Corporation] [Address] [Address]
Attention: Compensation Committee

     Re:     Stock Option

Dear Sir:

     I am the holder of a stock option granted to me by Nyer Medical Group, Inc. (the "Corporation"), pursuant to a Stock Option Agreement dated as of _________, to purchase ______________ shares of Common Stock of the Corporation ("Shares"). I hereby exercise such option with respect to ___________ Shares, the total purchase price for which is $__________, and [I enclose a certified, bank cashier's or other acceptable check payable to the order of the Corporation in the amount of $_______, representing the total purchase price for the Shares] [I hereby elect to pay the purchase price by delivering to the Corporation _____ shares of Common Stock of the Corporation having a fair market value equal to $___________ from the Shares I am purchasing pursuant to the exercise of such option] [I hereby elect to pay the purchase price by delivering to the Corporation [ ], having a fair market value equal to $___________, as determined by the Committee.] [I enclose an irrevocable direction to a securities broker to deliver sales or loan proceeds to the Corporation in the amount of $_______, representing the total purchase price for the Shares]. [I enclose the necessary promissory note, pledge agreement and related documents pursuant to my loan from the Corporation in the amount of $_____representing the total purchase price for the Shares]. The certificate or certificates representing the Shares should be registered in my name and should be forwarded to me at ________________________.

     Please acknowledge receipt of the exercise of my stock option on the attached copy of this letter.

                                    Very truly yours,

                                   [OPTIONEE]

RECEIPT ACKNOWLEDGED:

[CORPORATION]

By: __________________

Item 6.  Exhibits and Reports on Form 8-K: continued,

     4.

      10.4 Stock Option Agreement, dated as of December 6, 2002, between Nyer Medical Group, Inc. and Alliance Capital Resources,
          Inc.


            STOCK OPTION AGREEMENT - Alliance Capital Resources, Inc.

                             STOCK OPTION AGREEMENT

     This Stock Option Agreement (this "Agreement") is effective as of December 6, 2002, between Nyer Medical Group, Inc. a Florida corporation (the "Corporation"), and Alliance Capital Resources, Inc., a California corporation (the "Optionee").

                              W I T N E S S E T H:

     WHEREAS, in October, 1999, the Corporation entered into a business development consulting agreement (the "Consulting Agreement") with the Optionee which agreement included a provision (the "Provision") for granting the Optionee an option for 150,000 shares of common stock of the Corporation (the "Option");

     WHEREAS, in October, 2000, the Consulting Agreement was amended with respect to its term and certain monetary compensation;

     WHEREAS, in October, 2002, the Board of Directors of the Corporation (the "Board") agreed to amend and restate the Provision to, among other things, amend the exercise price with respect to the Option and certain provisions which are customary to option agreements;

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter contained, the parties hereto agree that the Provision is hereby amended and restated as follows:

1. Grant of Option.

         Pursuant to the Provision, in October, 1999, the Corporation granted to the Optionee an option to purchase an aggregate of 150,000 shares (the "Shares") of common stock, .0001(cent) par value, of the Corporation (the "Common Stock") at a price $8.00 per Share with respect to 50,000 of the Shares, $9.00 per share with respect to 50,000 of the Shares and $11.00 per share with respect to 50,000 of the Shares. The Corporation hereby confirms and ratifies such grant and also hereby agrees that the exercise price with respect to each of the 150,000 Shares subject to the Option is hereby amended to be $1.71 per Share. This Option was not and is not intended to qualify as an "incentive stock option" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and shall be construed accordingly.

2. Right to Exercise.

    One Hundred (100%) percent of the Shares subject to the Option vested and became exercisable in October, 1999.


3. No Transfer.

     This Option may not be transferred, assigned, pledged or hypothecated (whether by operation of law or otherwise), except to a successor by operation of law. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option not specifically permitted herein shall be null and void and without effect.

4. Exercise Procedures.

a) Notice of Exercise. The Optionee or the Optionee's representative may exercise this Option by giving written notice as set forth in Section 9j) hereof in a manner substantially in the form annexed hereto as Exhibit A. The notice shall specify the election to exercise this Option, the number of Shares with respect to which this Option is being exercised and the form of payment (if more than one form is available). The notice shall be signed by the person exercising this Option. In the event that this Option is being exercised by the representative of the Optionee, the notice shall be accompanied by proof (satisfactory to the Committee (as defined below)) of the representative's right to exercise this Option. The Optionee or the Optionee's representative shall deliver to the Corporation at the time of giving the notice, payment in a form provided under Section 5 for the full amount of the exercise price applicable to that portion of this Option being exercised. "Committee" means the committee (comprised of at least two (2) members of the Board) appointed by the Board to administer this Agreement, or, in the case that no such committee has been appointed, the term "Committee" shall mean the Board.

b) Issuance of Shares. After receiving a proper notice of exercise, the Corporation shall cause to be issued a certificate or certificates for the Shares as to which this Option has been exercised, registered in the name of the person exercising this Option and bearing such legends as may be appropriate. The Corporation shall cause such certificate or certificates to be delivered to or upon the order of the person exercising this Option.

c) Withholding Taxes. In the event that the Committee determines that the Corporation is required to withhold foreign, federal, state or local tax as a result of the exercise of this Option, the Optionee, as a condition to the exercise of this Option, shall make arrangements satisfactory to the Committee to enable the Corporation to satisfy all withholding requirements. Any Shares purchased by exercising this Option shall also be issued subject to condition that the Optionee shall make the arrangements satisfactory to the Committee to enable the Corporation to satisfy any withholding requirements that may arise in connection with the disposition of such Shares.

5. Payment for Stock.

     Options may be exercised in whole or in part (but not for any fractional shares of Common Stock). Shares of Common Stock purchased upon the exercise of the Option shall be paid for at the time of purchase. Such payment may be made as follows (or by any combination of the following), in the sole discretion of the Optionee: (i) in United States currency by delivery of a certified check, bank draft or postal or express money order payable to the order of the Corporation, (ii) by surrender of a number of Mature Shares (as defined below) of Common Stock held by the Optionee exercising the Option equal to the quotient obtained by dividing (A) the aggregate exercise price payable with respect to the Option then being exercised by (B) the Market Price (as defined below) on the date of exercise, (iii) if the Corporation has established a program for the cashless exercise of Options through a broker or other similar arrangements or programs, then in accordance with the terms and conditions of such programs and arrangements, (iv) other property acceptable to the Committee or (v) a loan of money to an Optionee, the proceeds of which shall be used by the Optionee to exercise all or a portion of the Option granted hereunder. If a loan is made by the Corporation to the Optionee as contemplated in (v) above, the Optionee shall execute a promissory note evidencing such loan and such note shall (I) provide for full recourse to the maker, (II) bear interest at a rate no less than the applicable Federal rate (within the meaning of Section 1274 of the Code), and
(III) contain other reasonable terms; provided, however, that the Optionee shall not be permitted to choose a method of payment for the Shares which may violate applicable law. Upon receipt of a notice of exercise and payment in accordance with the procedures set forth above, the Corporation or its agent shall deliver to the persons exercising the Option (or his or her designee) a certificate for such Shares. "Mature Shares" means shares of Common Stock owned by the Optionee for a period of at least six consecutive months prior to the exercise of the Option in question. "Market Price" means the per share value of the Common Stock and shall be determined as follows: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market (collectively, "Nasdaq") the Market Price on any day shall be, in the sole discretion of the Committee, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or (y) the closing price reported on the consolidated trading listing for such day; (ii) if the Common Stock is quoted on the OTC Bulletin Board, the Market Price on any day shall be the average of the representative bid and asked prices at the close of business for such day; (iii) if the Common Stock is not listed on a national stock exchange or quoted on Nasdaq or listed on the OTC Bulletin Board, the Market Price on any day shall be the average of the high bid and low asked prices reported by the National Quotation Bureau, LLC (the "NQB") for such day; or (iv) if the Common Stock is not listed on a national stock exchange, quoted on Nasdaq, quoted on the OTC Bulletin Board or reported on by the NQB, the Market Price on any day shall be the fair market value of one share of Common Stock on such day as determined by the Committee.

6. Term and Expiration.

     a) Term of Option. This Option shall expire on the day before the tenth anniversary of the date hereof, unless sooner terminated as provided herein, and may be exercised during such term only in accordance with this Agreement.

     b) Termination due to Cessation of Relationship. Upon the cessation of Optionee's employment by, consultancy for or emeritus (or similar) status with the Corporation, this Option, which is otherwise exercisable, shall be exercisable by, as appropriate, the Optionee, or its personal representative, for a period of two (2) years from the date of such cessation, but in no event after the expiration of the exercise period of the Option.

7. Registration Rights.

    a) Subject to the terms of this Agreement, the Corporation shall use its best efforts to register the Common Stock underlying the Option (the "New Stock") for issuance and resale under the Securities Act of 1933, as amended (the "Securities Act"), on Form S-8 or any other Securities and Exchange Commission ("SEC") form, if available, which the Corporation deems appropriate (a "Registration Statement").

    b) The Corporation will notify the Optionee at any time when a prospectus relating to the New Stock covered by a Registration Statement of the Corporation is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Corporation will use its best efforts to promptly amend or supplement the Registration Statement to correct any such untrue statement or omission.

   c) The Optionee hereby agrees to cooperate with the Corporation in connection with the preparation and filing of any Registration Statement by the Corporation with respect to the New Stock. In addition, the Optionee agrees that, upon receipt of any notice from the Corporation of the happening of any event of the kind described in Section 7b), the Optionee will immediately discontinue disposition of the New Stock pursuant to the Registration Statement covering the New Stock until the Optionee's receipt of the copies of the supplemented or amended prospectus contemplated by Section 7b) and, if so desired by the Corporation, the Optionee shall deliver to the Corporation (at the expense of the Corporation) or destroy (and deliver to the Corporation a certificate of such destruction) all copies, other than the permanent file copies then in the Optionee's possession, of the prospectus covering such New Stock current at the time of receipt of such notice.

  d) The Optionee hereby represents and warrants to the Corporation as follows:

     i) The Optionee has been furnished with all materials relating to the Corporation and its proposed activities which the Optionee has requested and has been afforded the opportunity to obtain any additional information necessary with respect to the New Stock.

    ii) The Corporation has answered all inquiries made by the Optionee concerning the Corporation and its proposed activities, or any other matters relating to the Registration Statement and the proposed operations of the Corporation.

   iii) By reason of the Optionee's business or financial experience, the Optionee is capable of evaluating the merits and risks of an investment in the New Stock and of protecting its own interests in connection with the transaction involving the Option and the New Stock. The Optionee has sufficient available financial resources to provide adequately for his current needs, including possible personal contingencies, and can bear the economic risk of a complete loss of the New Stock without materially affecting his financial condition.

  iv) The Optionee has not been furnished any offering literature other than any materials and/or information made available to the Optionee by the Corporation as described in Section 7d)i) and the Optionee has relied only on such materials and/or information. Furthermore, other than as set forth in this Agreement, no representations or warranties have been made to the Optionee by the Corporation, or by its directors or officers or employees or other agents with respect to the intended business of the Corporation, the financial condition, prospects, profitability, operations and/or potential of the Corporation, and/or the economic or any other aspects of the consequences of an investment in the New Stock, and the Optionee has not relied upon any information concerning the offering, written or oral, other than information contained in this Agreement or provided by the Corporation to the Optionee.

    v) The Optionee is acquiring the Option and, upon the exercise of the Option, will be acquiring the New Stock, for his own account, as principal, for investment and not with a view to the resale or distribution of all or any part of the Option or the New Stock.


8. Securities Law and Other Restrictions.

     Regardless of whether the offering and sale of Shares under this Agreement have been registered under the Securities Act or have been registered or qualified under the securities laws of any state, the Committee at its discretion, may impose restrictions upon the sale, pledge or other transfer of such Shares (including, without limitation, the placement of appropriate legends on stock certificates or a "lock-up agreement") if, in the judgment of the Corporation and its counsel, such restrictions are necessary or desirable in order to achieve compliance with any agreement to which the Corporation is a party, the Securities Act, the securities laws of any state or any other law or with restrictions imposed on the Corporation by its underwriters, or otherwise.

9. Adjustment Upon Changes in Capitalization, Etc.

               a) Certain Adjustments. Upon the occurrence of any of the events described in this Section 9, the Optionee's rights with respect to the Option shall be adjusted as and to the extent provided hereafter in this Section 9, unless otherwise specifically provided in the written agreement between the Optionee and the Corporation relating to such Option.

               b) Stock Dividends and Stock Splits. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Corporation shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of the Option shall be appropriately increased or decreased proportionately and appropriate adjustments shall be made in the exercise price per share to reflect such subdivision, combination or stock dividend.
               c) Consolidation, Acquisition or Merger. If the Corporation is to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of the Corporation's assets or otherwise (an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Corporation hereunder (the "Successor Board"), shall, as to the outstanding Option, either (i) make appropriate provision for the continuation of such Option by substitution on an equitable basis for the shares then subject to such Option for the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition; (ii) upon written notice to the Optionee, provide that the Option must be exercised, to the extent then exercisable (or in the discretion of the Committee or the Successor Board, also provide that all unvested portion of the Option, if any, shall be, or become at the time which the Committee shall determine, either immediately exercisable or immediately terminate), within a specified number of days of the date of such notice, at the end of which period the Option shall terminate; or
(iii) terminate the Option in exchange for a cash payment or other consideration equal to the excess of the fair market value of the shares of Common Stock subject to such Option (to the extent then exercisable, or in the discretion of the Committee or the Successor Board, whether or not then exercisable) over the exercise price thereof.

               d) Recapitalization or Reorganization. In the event of a recapitalization or reorganization of the Corporation (other than a transaction described in subsection 9c) above) pursuant to which securities of the Corporation or of another corporation are issued with respect to the outstanding shares of Common Stock, the Optionee upon exercising the Option shall be entitled to receive for the purchase price paid upon such exercise, the securities he would have received if he had exercised his Option immediately prior to such recapitalization or reorganization.

               e) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Corporation (other than in connection with a transaction described in subsection 9c) above), each Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.

               f) Issuances of Securities. Except as expressly provided herein, no issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to the Option. No adjustments shall be made for dividends paid in cash or in property other than securities of the Corporation.

               g) Other Adjustments. If changes in the capitalization of the Corporation shall occur other than those referred to above in this Section 9, the Committee shall make such adjustments, if any, in the number of shares covered by the Option and in the per share purchase price as the Committee in its discretion may consider appropriate. The Committee or, if applicable, the Successor Board, shall determine the specific adjustments to be made under this
Section 9 and its determination shall be conclusive.

10. Miscellaneous Provisions.

     a) Entire Agreement; Amendments. This Agreement constitutes the entire agreement between the parties hereto with regard to the subject matter hereof. This Agreement may not be amended except by a written instrument signed by both parties hereto.

     b) Choice of Law. To the extent not preempted by Federal law, this Agreement shall be governed by, and construed in accordance with, the laws of the State of Florida.

     c) Interpretations. The Committee shall have discretionary authority to interpret the terms of this Agreement, to adopt and revise rules, regulations and policies to administer this Agreement and to make any other factual determinations, which it believes to be necessary or advisable for the administration of this Agreement. All actions taken and interpretations and determinations made by the Committee in good faith shall be final and binding upon the Corporation, the Optionee and all other interested persons.

    d) Liability; Indemnification.

       i) No member of the Board or the Committee, nor any person to whom ministerial duties have been delegated, shall be personally liable for any action, interpretation or determination made with respect to this Agreement.

       ii) In addition to such other rights of indemnification as he or she may have as a member of the Board, and with respect to administration of this Agreement, each member of the Board and of the Committee shall be entitled without further act on his or her part to advancement of expenses and indemnification from the Corporation pursuant to Florida law, including to the full extent provided by Section 607.0850 of the Florida Business Corporation Act (the "FBCA").The foregoing right of indemnification shall inure to the benefit of the heirs, executors or administrators of each such member of the Board or the Committee and shall be in addition to all other rights to which such member of the Board or the Committee would be entitled to as a matter of law, contract or otherwise.

     e) Tax Withholding. The Corporation shall have the right to require the Optionee or its beneficiary or legal representative to remit to the Corporation an amount sufficient to satisfy Federal, state and local withholding tax requirements, or to deduct from all payments under this Agreement amounts sufficient to satisfy all withholding tax requirements. Whenever payments under this Agreement are to be made to an Optionee in cash, if any, such payments shall be net of any amounts sufficient to satisfy all Federal, state and local withholding tax requirements. The Committee may, in its sole discretion, permit the Optionee to satisfy its tax withholding obligations either by (i) surrendering of Common Stock owned by the Optionee or (ii) having the Corporation withhold from shares of Common Stock, or other compensation, otherwise deliverable or payable to the Optionee. Shares of Common Stock surrendered or withheld shall be valued at their Market Price as of the date on which income is required to be recognized for income tax purpose

    f) Compliance with Section 16(b). In the case the Optionee is or may be subject to Section 16 of the Securities Exchange Act of 1934 Act, as amended (the "1934 Act"), it is the intent of the Corporation that this Agreement and any award granted hereunder satisfy and be interpreted in a manner that satisfies the applicable requirements of Rule 16b-3 so that the Optionee will be entitled to the benefits of Rule 16b-3 or other exemptive Rules under Section 16 of the 1934 Act and will not be subjected to liability thereunder. If any provision of this Agreement or any award would otherwise conflict with the intent expressed herein, that provision, to the extent possible, shall be interpreted and deemed amended so as to avoid such conflict. To the extent of any remaining irreconcilable conflict with such intent, such provision shall be deemed void as applicable to the Optionee if the Optionee is or may be subject to Section 16 of the 1934 Act. Neither this provision of the Agreement nor any other provision of this Agreement shall be construed as to insure that the Optionee has satisfied or will satisfy all the requirements of Section 16 of the 1934 Act and/or the Rules promulgated thereunder with respect to this Option or the Common Stock underlying this Option.

     g) Successors. The obligations of the Corporation under this Agreement shall be binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Corporation, or upon any successor corporation or organization succeeding to all or substantially all of the assets and business of the Corporation.

    h) General Creditor Status. The Optionee shall have no right, title or interest whatsoever in or to any investments which the Corporation may make to aid it in meeting its obligations under this Agreement. Nothing contained in this Agreement, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Corporation and the Optionee, or the beneficiary or legal representative of the Optionee. To the extent that any person acquires a right to receive payments from the Corporation under this Agreement, such right shall be no greater than the right of an unsecured general creditor of the Corporation. All payments to be made hereunder shall be paid from the general funds of the Corporation and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts except as expressly set forth in this Agreement.

    i) No Right to Employment or Independent Contractor Status. Nothing in this

Agreement, nor the grant of the Option, shall confer upon the Optionee any right to continue in the employ or as an independent contractor of the Corporation or a subsidiary or affiliate or to be entitled to any remuneration or benefits not set forth in this Agreement or interfere with or limit the right of the Corporation or a subsidiary or affiliate to modify the terms of or terminate the Optionee's employment or independent contractor status at any time.

    j) Notices. Notices required or permitted to be given under this Agreement shall be sufficiently given if in writing and personally delivered to the Optionee or sent by regular mail addressed (i) to the Optionee at the Optionee's address as set forth in the books and records of the Corporation or its subsidiaries or affiliates, or (ii) to the Corporation or the Committee at the principal office of the Corporation clearly marked "Attention: Compensation Committee."

    k) Severability. In the event that any provision of this Agreement shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of this Agreement, and this Agreement shall be construed and enforced as if the illegal or invalid provision had not been included.





















       [THE BALANCE OF THIS PAGE HAS BEEN LEFT BLANK INTENTIONALLY]

     IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed on its behalf by a duly authorized officer and the Optionee has personally executed this Agreement.

Alliance Capital Resources, Inc.                   Nyer Medical Group, Inc.


By:_/s/ John B. Sutton, Jr.            By: /s/ Karen Wright
John B. Sutton, Jr., President         Karen Wright,
Optionee's Address:                    Chief Financial Officer
3027 S. Peck Avenue #5
San Pedro, California  90731

                                    EXHIBIT A

                               [Date of Exercise]

[Corporation] [Address] [Address]
Attention: Compensation Committee

     Re:     Stock Option

Dear Sir:

     I am the holder of a stock option granted to me by Nyer Medical Group, Inc. (the "Corporation"), pursuant to a Stock Option Agreement dated as of _________, to purchase ______________ shares of Common Stock of the Corporation ("Shares"). I hereby exercise such option with respect to ___________ Shares, the total purchase price for which is $__________, and [I enclose a certified, bank cashier's or other acceptable check payable to the order of the Corporation in the amount of $_______, representing the total purchase price for the Shares] [I hereby elect to pay the purchase price by delivering to the Corporation _____ shares of Common Stock of the Corporation having a fair market value equal to $___________ from the Shares I am purchasing pursuant to the exercise of such option] [I hereby elect to pay the purchase price by delivering to the Corporation [ ], having a fair market value equal to $___________, as determined by the Committee.] [I enclose an irrevocable direction to a securities broker to deliver sales or loan proceeds to the Corporation in the amount of $_______, representing the total purchase price for the Shares]. [I enclose the necessary promissory note, pledge agreement and related documents pursuant to my loan from the Corporation in the amount of $_____representing the total purchase price for the Shares]. The certificate or certificates representing the Shares should be registered in my name and should be forwarded to me at ________________________.

     Please acknowledge receipt of the exercise of my stock option on the attached copy of this letter.

                                     Very truly yours,


                                   [OPTIONEE]

RECEIPT ACKNOWLEDGED:

[CORPORATION]

By: ________________________________

Item 6.  Exhibits and Reports on Form 8-K: continued,

     5.


EXHIBIT 99.1



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Nyer Medical Group, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q for the period ended December30, 2002, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

February 14, 2003     /s/ Samuel Nyer
                          Samuel Nyer,
                           Chief Executive Officer and
                           Principal Executive Officer

February 14, 2003     /s/ Karen L. Wright
                          Karen L. Wright
                           Chief Financial Officer and
                           Principal Financial Officer