Form 10-Q
period 2003-03-31
NYER MEDICAL GROUP INC
filed 2003-05-20
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 2003


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

As of May 20, 2003, there were 3,756,962 shares of common stock outstanding, par value $.0001 per share.




  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 2003


                                      INDEX

                                      PART I

                              FINANCIAL INFORMATION
                                                                  Page No.
  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 31, 2003
                and June 30, 2002                                       3
           Consolidated Statements of Operations, Three Months
                Ended March 31, 2003 and March 31, 2002                 5
           Consolidated Statements of Operations, Nine Months
                Ended March 31, 2003 and March 31, 2002                 6
           Consolidated Statements of Cash Flows, Nine Months
                Ended March 31, 2003 and March 31, 2002                 7
           Selected Notes to Consolidated Financial Statements          9

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   12

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               23

  Item 4.  Controls and Procedures                                     23

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           24
  Item 2.  Changes in Securities and Use of Proceeds                   24
  Item 3.  Defaults upon Senior Securities                             24
  Item 4.  Submissions of Matters to Vote of
           Security Holders                                            24
  Item 5.  Other information                                           24
  Item 6.  Exhibits and Reports on Form 8-K                            24

            Signatures                                                 25

  Certification of Chief Executive Officer and
             Chief Financial Officer                                   26

  Exhibits and Reports on Form 8-K

           99.1 Certification by Chief Executive Officer and Chief
           Financial Officer                                           28










     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                  ASSETS


                                           March 31,      June 30,
                                             2003           2002
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $ 1,181,089    $ 1,550,374
  Accounts receivable, less allowance
  for doubtful accounts of $512,168 at
  March 31, 2003 and $469,923
  at June 30, 2002                         4,027,003      4,541,505
  Inventories, net                         5,840,851      5,290,995
  Prepaid expenses                           254,037        300,495
  Receivables from related parties             8,895          8,895

            Total current assets          11,311,875     11,692,264

Property, plant and equipment, at
  cost:
  Land                                        92,800         92,800
  Building                                   644,008        641,508
  Leasehold improvements                   1,038,535        928,321
  Machinery and equipment                     74,653         71,189
  Transportation equipment                   356,918        366,099
  Office furniture, fixtures,
    and equipment                          1,189,012      1,099,793

                                           3,395,926      3,199,710
  Less accumulated depreciation
    and amortization                      (2,050,441)    (1,823,060)

                                           1,345,485      1,376,650


Goodwill                                     104,463        104,463
Other intangible assets                      560,172        349,563
Advances due from related companies           41,563         41,563

                                             706,198        495,589

            Total assets                 $13,363,558    $13,564,503






     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,      June 30,
                                              2003           2002
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt       $   264,022    $  184,669
  Accounts payable                          3,821,147     4,138,814
  Accrued payroll and related taxes           276,115       441,313
  Accrued expenses and other
    liabilities                               337,323       431,520
  Current portion of payable due
    related party                             206,110       206,110

           Total current liabilities        4,904,717     5,402,426


Long-term debt, net of current
  portion                                     364,304       329,367
Payable due related party, net
  of current portion                           11,403       101,403
Minority interest                           1,133,636       965,758

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at March 31, 2003
    and June 30, 2002
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at March 31, 2003
    and at June 30, 2002                          377           377
  Additional paid-in capital               17,691,946    17,691,946
    Treasury stock (12,100 shares at
    March 31, 2003 and
    June 30, 2002)                            (52,249)      (52,249)
   Accumulated deficit                    (10,690,577)  (10,874,526)


     Total shareholders' equity             6,949,498     6,765,549

            Total liabilities and
              shareholders' equity        $13,363,558   $13,564,503





     See accompanying notes to consolidated financial statements.
   FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended
                                        March 31,        March 31,
                                          2003             2002

Net sales                             $14,609,781        $13,463,572

Cost and expenses:
  Cost of goods sold                   11,478,109         10,740,332
  Selling and retail                    1,923,112          1,661,905
  Warehouse and delivery                  253,274            200,130
  Administrative                        1,019,551            719,784

                                       14,674,046         13,322,151

    Operating (loss) income               (64,265)           141,421

Other income (expense):
  Interest expense                         (8,951)           (11,442)
  Interest income                          10,658             19,723
  Other                                     7,160         _    (256)

       Total other income                   8,867          _   8,025
  (Loss) income before
       minority interest                  (55,398)           149,446
Minority interest                         (22,385)        _  (48,619)
  (Loss) income from continuing
       operations before income

       taxes                              (77,783)        ___100,827
    Provision for income taxes            (10,800)           (17,441)
 (Loss) income from continuing
       operations after income
       taxes                              (88,583)        _   83,386

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -        _   (28,695)
  Net loss from discontinued
         operations                             -        _   (28,695)

  Net (Loss) income                   $   (88,583)       $    54,691

  Basic and diluted (loss) income
       per share:
    Continuing operations             $      (.02)       $       .02
    Discontinued operations                     -                  -
  Basic and diluted (loss) income
       per share                      $      (.02)       $       .02

Weighted average common shares
    outstanding                         3,756,962          3,756,962

     See accompanying notes to consolidated financial statements.
FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Nine Months Ended
                                        March 31,        March 31,
                                          2003             2002

Net sales                             $44,149,723        $39,261,434
Cost and expenses:
  Cost of goods sold                   34,672,338         31,200,850
  Selling and retail                    5,700,651          4,885,182
  Warehouse and delivery                  761,487            595,518
  Administrative                        2,587,465          2,104,580

                                       43,721,941         38,786,130

        Operating income                  427,782            475,304

Other income (expense):
  Interest expense                        (26,791)           (27,496)
  Interest income                          33,722             50,309
  Other                                     7,914        _   152,394

       Total other income                  14,845        _   175,207
  Income before
       minority interest                  442,627            650,511
Minority interest                        (167,878)       _  (151,382)
  Income from continuing
       operations before income           274,749        _   499,129
       taxes
    Provision for income taxes            (90,800)           (43,441)
 Income from continuing
       operations after income
       taxes                              183,949        _   455,688

Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -        _   (50,093)
  Net loss from discontinued
         operations                             -        _   (50,093)

  Net Income (loss)                   $   183,949        $   405,595

  Basic and diluted income
       per share:
    Continuing operations             $       .05        $       .12
    Discontinued operations                     -        _      (.01)
  Basic and diluted income
       per share                      $       .05        $       .11

Weighted average common shares
    outstanding                         3,756,962          3,756,962

     See accompanying notes to consolidated financial statements.

  FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Nine Months Ended
                                       March 31,      March 31,
                                         2003           2002
  Cash flows from operating
      activities:
  Net income (loss)                    $ 183,949      $ 405,595
  Adjustments to reconcile net
      income to net cash
      used by operating activities:
  Depreciation                           271,758        291,513
  Amortization                            29,391         76,990
  Gain on sale of property, plant
   and equipment                          (7,170)             -
  Gain on sale of respiratory
      division                                 -        (77,001)
  Minority interest                      167,878        151,382
  Decrease in deferred credit                  -        (58,877)
  Changes in certain working capital
      elements                          (565,957)      (781,328)
      Net cash flows provided by
       operating activities               79,849          8,274

Cash flows from investing activities:
  Purchase of pharmacy assets           (240,000)      (218,748)
  Purchase of property, plant and
      equipment                         (248,594)      (123,492)
  Proceeds from sale of division               -        150,000
  Proceeds from sale of property, plant
      and equipment                       15,170              -
  Net change in advances due from
      related companies                        -           (825)
  Increase in other assets, net                -         (5,232)
      Net cash used in
           investing activities         (473,424)      (198,297)

Cash flows from financing activities:
  Loan repayment from stock sale rec.          -        115,500
  Proceeds from issuance of
      long-term debt                     240,000        369,701
  Payments of long-term debt            (125,710)      (100,340)
  Net repayments of notes to
      related parties                    (90,000)       (80,000)
      Net cash provided by
           financing activities           24,290        304,861
Net increase (decrease) in cash
      and cash equivalents              (369,285)       114,838
Cash and cash equivalents,
      beginning of period              1,550,374        374,423
Cash and cash equivalents,
      end of period                   $1,181,089      $ 489,261
       See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                  (Unaudited)

                                         Nine  Months  Ended
                                       March 31,      March 31,
                                         2003           2002


Changes in certain working capital
     elements:
  Accounts receivable, net            $  514,503     $   14,247
  Inventories                           (549,856)      (389,956)
  Prepaid expenses                        46,458        (46,164)
  Receivables from related parties             -            820
  Accounts payable                      (317,667)      (313,342)
  Accrued payroll and related
      taxes                             (165,198)          (426)
  Accrued expenses and other
      liabilities                        (94,197)       (46,507)

     Net change                       $ (565,957)    $ (781,328)





Supplemental cash flow information:

Cash paid during the first
    nine months:

     Interest                         $   26,791      $   12,771

     Income taxes                     $  193,247      $   13,353




















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2.  Goodwill and Other Intangible Assets:

    In June of 2001, the Financial Accounting Standards Boards (?FASB?) issued Statement 142, ?Goodwill and Other Intangible Assets?. FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement during the first quarter of fiscal 2003 by discontinuing the amortization of goodwill, totaling approximately $3,000 per quarter. In addition, the Company was required to review its goodwill during the first six months for possible impairment. Based on the Company?s review, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for the three and nine-month periods ended March 31, 2003, reconciles them to the adjusted net income and earnings per share had the non-amortization provisions of Statement
    142 been applied in that period and compares them to the three and nine-month periods ended March 31, 2002:


                                   Nine months ended     Three months ended
                                     2003      2002         2003     2002
Reported net income (loss)         $ 183,949 $ 405,595  $(88,583) $  54,691
Effect of goodwill amortization            -     9,000         -      3,000
As adjusted                        $ 183,949 $ 414,595  $(88,583) $  57,691

Reported earnings (loss) per share $     .05 $     .11  $   (.02) $     .02
Effect of goodwill amortization            -       . -         -          -
As adjusted                        $     .05 $     .11  $   (.02) $     .02








FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Business Segments: The Company had three active business segments for the three months ended March 31, 2003 and 2002 and for the nine months ended March 31, 2003 and 2002: (1) retail pharmacy drug store chain (2)
    wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the three months ended March 31, 2003:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate   Consolidated

Net Sales  $11,653,274  $ 2,298,748   $   657,759    $        -    $ 14,609,781
Operating
income (loss)  151,504        20,616       (73,956)     (162,429)       (64,265)
Total assets 9,404,811     2,694,480       710,056       554,211     13,363,558
Depreciation
 and
amortization $  90,505   $    15,341   $     5,936    $      360    $   112,142


    Summary data for the nine months ended March 31, 2003:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate   Consolidated

Net Sales  $34,880,478   $ 7,015,013   $ 2,254,232    $        -    $44,149,723
Operating
income
(loss)       1,022,420        96,341      (186,014)     (504,965)       427,782
Total assets 9,404,811     2,694,480       710,056       554,211     13,363,558
Depreciation
 and
amortization $ 231,299   $    59,262   $    21,231    $    1,164    $   312,956















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Business segments: continued,

Summary data for the three months ended March 31, 2002:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate   Consolidated

Net Sales  $10,317,233   $ 2,276,264   $   870,075    $        -    $13,463,572
Operating
income
(loss)         283,680        64,306       (77,167)     (129,398)       141,421
Total assets 7,737,461     2,856,794     1,175,163     1,276,855     13,046,273
Depreciation
 and
amortization $  79,200   $    28,545   $    13,843    $    1,047    $   122,635


    Summary data for the nine months ended March 31, 2002:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate   Consolidated

Net Sales  $29,257,693   $ 6,914,362   $ 3,089,379    $        -    $39,261,434
Operating
income
(loss)         792,367       166,376      (142,651)     (340,788)       475,304
Total assets 7,737,461     2,856,794     1,175,163     1,276,855     13,046,273
Depreciation
 and
amortization$  210,651   $   111,224   $    43,544    $    3,084    $   368,503

4.  Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants for all periods presented (1,695,600 for the nine months ended March 31, 2003) were not included in the computation of net income per share because the effect of inclusion would be anti-dilutive.

5.  Options and Warrants:

The Company has a stock option plan under which employees and non-employees may be granted options to purchase shares of the Company?s common stock at the fair market value at the date of grant. Options vest semi-annually over a three-year term to all directors and certain officers and expire in ten years from date of grant. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, ?Accounting for Stock Issued to Employees?, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the period. Therefore, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, ?Accounting for Stock-Based Compensation,? to stock-based employee compensation.
























































   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 as well as for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

     The Company had three active business segments for the nine months ended March 31, 2003 and March 31, 2002: 1) retail pharmacy drug store chain (?pharmacy chain?), (2) wholesale and retail sales of surgical, medical equipment and supplies (?medical?), and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments and police departments (?EMT, fire, police equipment and supplies?). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

NET SALES:

     Total sales for the nine months ended March 31, 2003 increased by 12.5% to $44,149,723 from $39,261,434 for the nine months ended March 31, 2002.

     Total sales for the three months ended March 31, 2003 increased by 8.5% to $14,609,781 from $13,463,572 for the three months ended March 31, 2002.

The following table shows sales by business segments for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 and for the three months ended March 31, 2003 as compared to the three months ended
March 31, 2002:
              Nine months Ended                  Three months ended
               March 31,       % increase          March 31,       % increase
Business Segment 2003     2002   (decrease)     2003          2002  (decrease)

Pharmacy chain$34,880,478  $29,257,693  19.2%   $11,653,274   $10,317,233 12.9%
Medical equipment
 and supplies   7,015,013    6,914,362   1.5      2,298,748     2,276,264  1.0
EMT, fire, police
 equipment and
 supplies       2,254,232    3,089,379 (27.0)       657,759       870,075(24.4)

Total for business
  segments    $44,149,723  $39,261,434  12.5%   $14,609,781   $13,463,572  8.5%

    The pharmacy chain segment?s sales increased $5,622,785 to $34,880,478 or 19.2% for the nine months ended March 31, 2003 as compared sales of $29,257,693 for the nine months ended March 31, 2002. This was due to the purchase of two existing pharmacies and a continuing increase in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted living and


FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Net Sales: continued,

home-based sectors, by increased advertising and home delivery service. Additionally, the pharmacy chain continues to increase its sales of prescript-tions to non-profit organizations.

     The pharmacy chain segment?s sales increased $1,336,041 to $11,653,274 or 12.9% for the three months ended March 31, 2003 as compared to March 31, 2002 of $10,317,233 are the same as mentioned above. The pharmacy chain purchased an existing pharmacy in March of 2003 which resulted in approximately $125,000 in sales.

     The medical equipment and supplies segment?s sales increased $100,651 to $7,015,013 or 1.5% for the nine months ended March 31, 2003 as compared to the same period ended March 31, 2002 of $6,914,362. The increase in sales was due to its subsidiary, Nyer Internet of $842,396. Nyer Internet?s sales increase is due to the company increasing the number of products available on-line and increased advertising. ADCO had a decrease in their sales of supplies and equipment of $736,608 due to their discontinuing of unprofitable items and increased competition from cut rate competitors.

     The medical equipment and supplies segment?s sales increased $22,484 to $2,298,748 or 1.0% for the three months ended March 31, 2003 as compared to $2,276,264 for the three months ended March 31, 2002. The main reasons for the increases are mentioned above.

     The EMT, fire, police equipment and supplies segment had a decrease in their sales of $835,147 to $2,254,232 or (27.0%) for the nine months ended March 31, 2003 as compared to $3,089,379 for the same period ended March 31, 2002. This is due to many factors including tighter municipal budgets through-out their sales territory and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biological and chemical items and homeland security products, which Anton and Conway do not market. Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous 100% owner of one of the EMT, fire, police equipment and supplies segment.


     The EMT, fire, police equipment and supplies segment had a decrease in their sales of $212,316 to $657,759 or (24.4) for the three months ended March 31, 2003 as compared to $870,075 for the same period ended March 31, 2002. The main reasons for this decrease are mentioned above.

GROSS PROFIT MARGINS. Our overall gross margins were 21.5% for the nine months ended March 31, 2003, an increase of 1.0% over the same period ended
March 31, 2002.  Overall gross margins for the three months ended March
31, 2003 were 21.4%, an increase of 1.2% for the same period ended March 31,
2002.
FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

GROSS PROFIT MARGINS: continued,

The following is a table of gross margin percentages by business segments for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                     Nine months ended        Three months ended
                          March 31,                March 31,
Business Segment      2003      2002           2003       2002

Pharmacy chain        20.1%     18.7%          19.9%      18.7%
Medical equipment
 and supplies         28.3      27.6           28.9       26.6
EMT, fire, police
 equipment and
 supplies             22.0      21.5           22.2       21.4

Total for business
 segments             21.5%     20.5%          21.4%      20.2%

     The pharmacy chain?s gross margin increased 1.4% to 20.1% for the first nine months ended March 31, 2003 as compared 18.7% for the same period of 2002. The increase in its gross margin is due to increased sales and volume discounts increased from their suppliers.

     The pharmacy chain?s gross margin increased 1.2% to 19.9% for the three months ended March 31, 2003 as compared 18.7% for the same period of 2002.
The increase in its gross margin is due to increased sales and volume discounts increased from their suppliers.

     The medical equipment and supplies segment?s gross margin increased ..7% to 28.3% for the nine months ended March 31, 2003 from 27.6% for the nine months ended March 31, 2002. The increase in margin was the result of ADCO discontinuing unprofitable items in their sales of supplies and equipment which resulted in an increase in gross margin of 1.9%. Nyer Internet had an increase in their gross margin to 22.2% (1.2%) for the nine months ended March 31, 2003 from 21.0% nine months ended March 31, 2002. The reasons were increased sales volume and an increase in the minimum prepaid shipping requirement.

     The medical equipment and supplies segment?s gross margin increased 2.3% to 28.9% for the three months ended March 31, 2003 from 26.6% for the three months ended March 31, 2002. See above for reasons.






FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

    The EMT, fire, police equipment and supplies segment had a slight increase in its margins to 22.0% (.5%) for the nine months ended
March 31, 2003 as compared 21.5% for the nine months ended March 31, 2002. This increase was the result of concentration on increasing its gross profit margins by dropping lower margin sales.

     The EMT, fire, police equipment and supplies segment had a slight increase in its margins to 22.2% (.8%) for the three months ended
March 31, 2003 as compared 21.4% for the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Consolidated selling, general and administrative expenses (?S,G & A?)increased $1,464,323 to $9,049,603 for the nine months ended March 31, 2003, as compared to $7,585,280 for the nine months ended March 31, 2002. Consolidated S,G & A expenses increased $614,118 to $3,195,937 for the three months ended March
31, 2003, as compared to $2,581,819 for the three months ended March 31, 2002.

    The following table shows the breakdown by business segments for the nine months ended March 31, 2003 and 2002 and for the three months ended
March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002

Pharmacy chain          $5,973,519   $4,693,069    $2,170,801  $1,648,670
Medical equipment
 and supplies            1,887,630    1,743,044       642,468     540,662
EMT, fire, police
 equipment and
 supplies                  683,489      808,378       220,239     263,089
Corporate                  504,965      340,789       162,429     129,398
Total for business
segments                $9,049,603   $7,585,280    $3,195,937  $2,581,819

     The Pharmacy chain had an increase in its S,G & A expenses of $1,280,450 to $5,973,519 or 27.3% for the nine months ended March 31, 2003 as compared to $4,693,069 for the nine months ended March 31, 2002. Its increases came from the additional overhead costs associated with the acquisition and operation of two additional pharmacies of $325,000, increased labor costs for hourly employees of approximately $100,000 and a shortage of available salaries, continuing marketing campaign focused on assisted living and home-based sectors, which has increased advertising expense by approximately $100,000.



FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: continued,

     Effective January 1, 2003, the Massachusetts legislature approved a $1.30 assessment on all non-Medicare and non-Medicaid prescriptions as a way to raise an additional $36,000,000. Until the second week in February of 2003, all the pharmacies in the state had been passed this assessment on to the customer. On February 11, 2003 Walgreens, the state?s third largest pharmacy chain, announced that it would no longer impose the $1.30 and it would rebate the amounts paid since January first. The effect of not passing on this $1.30 assessment fee resulted in an additional expense to the pharmacy chain segment of $151,000 for the nine months and three months
ended March 31, 2003.   In the interim, the state has announced that the
fee will be reduced by half to $.65 per prescription as of July 1, 2003.

     The Pharmacy chain had an increase in its S,G & A expenses of $522,131 to $2,170,801 or 24% for the three months ended March 31, 2003 as compared to $1,648,670 for the three months ended March 31, 2002. The reasons for the increase in S,G & A expenses are stated above.

     The medical equipment and supplies segment?s S,G & A expenses increased $144,586 to $1,887,630 or 8.3% for the nine months ended
March 31, 2003 from $1,743,044 for the nine months ended March 31, 2002. ADCO had an increase in its S,G & A expenses of $11,800. This increase as due to rent of warehouse space and one employee associated with the bulk purchase of brand name medical products of approximately $47,000. This was compared to $0 for the nine months ended March 31, 2002.
ADCO?s selling expenses are lower due to a decrease in sales and the costs associated. S,G & A expenses for the internet segment increased approximately $151,000 due to increased advertising and personnel costs.


     The medical equipment and supplies segment?s S,G & A expenses increased $101,806 to $642,468 or 18.8% for the three months ended arch 31, 2003 as compared to $540,662 for the three months ended March 31, 2002. The reasons for the increases are stated above.


     The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G & A expenses of $124,889 to $683,489 or (15.4%) for the nine months ended March 31, 2003 as compared $545,289 for the nine months ended March 31, 2002. This decrease was due to lower sales and their associated costs.


     The EMT, fire, police equipment and supplies segment experienced a decrease in its S,G & A expenses of $42,850 to $220,239 or (16.3%) for the three months ended March 31, 2003 as compared $263,089 for the three months ended March 31, 2002. The reasons for the decrease are stated above.








FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: continued,

     The Corporate segment?s overhead had an increase due mainly to additional overhead attributable to additional accounting, legal and stock related expenses for the nine months end March 31, 2003 as compared to March 31, 2002 and for the three months end March 31, 2003 as compared to March 31, 2002.

CONTINUING OPERATIONS. We had a profit from continuing operations for the nine months ended March 31, 2003 of $183,949 as compared a profit of $455,688 for for the nine months ended March 31, 2002. We had a loss from continuing operations for the three months ended March 31, 2003 of $88,583 as compared to a profit of $83,386 for the three months ended March 31, 2002.

    The following table shows the breakdown by business segments for the nine months ended March 31, 2003 and 2002 and for the three months ended March
31, 2003 and 2002:

                     Nine months ended          Three months ended
                          March 31,                   March 31,
Business Segment      2003       2002             2003        2002

Pharmacy chain      $ 672,364  $ 606,672      $  89,614   $ 195,238
Medical and
 surgical supplies     92,141    242,605         19,115      63,149
EMT, fire, police
 equipment and
 supplies            (214,614)  (179,510)       (79,734)    (90,989)
Corporate            (365,942)  (214,082)      (117,578)    (84,012)
Total for business
segments            $ 183,949  $ 455,685      $ (88,583)  $  83,386

     The Pharmacy chain had an increase in its profits of $65,692 to $672,364 or 10.8% nine months ended March 31, 2003 as compared to a profit of $606,672. for the nine months ended March 31, 2002. The increased profit is due to increased sales volume and gross profit margins. Effective January 1, 2003, the Massachusetts legislature approved a $1.30 assessment on all non-Medicare and non-Medicaid prescriptions as a way to raise an additional $36,000,000 from pharmacies in 2003. This assessment fee resulted in an additional expense to our pharmacy chain segment of $151,000 for the nine months and three months ended March 31, 2003. Also, additional overhead costs associated with the acquisition and operation of two additional pharmacies of $325,000, increased labor costs for hourly employees of approximately $100,000 and a shortage of available pharmacists due to the demand exceeding the supply, thereby causing increased salaries and a continuing marketing campaign of approximately $100,000.



FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

CONTINUING OPERATIONS: continued,

     The Pharmacy chain had a decrease in its profits of $105,624 to $89,614 for the three months ended March 31, 2003 as compared to a profit of $195,238 for the three months ended March 31, 2002. The reasons for the decrease are stated above.

     The medical equipment and supplies segment showed a decrease in its profit of $150,464 to $92,141 or (62.0%) for the nine months ended March 31, 2003 as compared to a profit $242,605 for the nine months ended March 31, 2002. The main reason for this decrease in profit was due to the gain recorded from the sale of ADCO?s respiratory division in March 2002. ADCO also had an increase in its S,G & A expenses due to rent of warehouse space and one employee associated with the bulk purchase of brand name medical products of approximately $47,000. This was compared to $0 for the nine months ended
March 31, 2002. ADCO had a reduction in selling expenses due a decrease in sales and the associated costs. S,G & A expenses for the internet segment increased approximately $151,000 due to increased advertising and personnel costs.


     The medical equipment and supplies segment showed a decrease in its profit of $44,034 to $19,115 or (69.7%) for the three months ended March 31, 2003 as compared to a profit of $63,149 for the three months ended March 31, 2002. The reasons for the decrease in profits are stated above.

     The EMT, fire, police equipment and supplies segment?s loss increased $35,104 to $214,614 or (19.6%) for the nine months ended March 31, 2003 as compared to a loss of $179,510 for the nine months ended March 31, 2002. This is due to many factors including tighter municipal budgets throughout the sales territory and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biochemical items and homeland security products, which Anton and Conway do not market.
Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous
100% owner of one of the EMT, fire, police equipment and supplies segment.

    The EMT, fire, police equipment and supplies segment?s loss decreased $11,255 to $79,764 or 12.4% for the three months ended March 31, 2003 as compared to $90,989 for the three months ended March 31, 2002, due to decreased sales and associated costs.

     The Corporate segment?s overhead had an increase of $151,860 to $365,942 or 71.6% for the nine months ended March 31, 2003 as compared to $214,082 for the nine months ended March 31, 2002. This was due mainly to additional overhead attributable to additional accounting, legal and stock related expenses, a decrease in interest income due to a lower interest rates, less cash

 FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

CONTINUING OPERATIONS: continued,

available to earn interest income due to the company funding its overhead, funding the growth of the pharmacy chain and internet segment and funding the losses of EMT, fire, police equipment and supplies segment.


     The Corporate segment?s overhead had an increase of $33,566 to $117,578 or 40.0% for the three months ended March 31, 2003 as compared to $84,012 for the three months ended March 31, 2002. The reasons for the increase are stated above.

Other expense and income expense:

    The following table shows the breakdown of interest expense by business segments for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002

Pharmacy chain          $11,249      $11,250       $  3,556    $ 6,086
Medical equipment
 and supplies            14,102       15,292          4,779      5,035
EMT, fire, police
 equipment and
 supplies                 1,440          954            616        321
Corporate                     -            -              -        -
Total for business
segments                $26,791     $ 27,496        $  8,951    $11,442

Our interest expense remained approximately the same due to new debt for the purchase of pharmacies and decreased due to the pay down of exiting debt.
















FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

Other expense and income expense: continued,

    The following table shows the breakdown of interest income by business segments for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002

Pharmacy chain          $ 13,351     $ 20,317       $ 5,164     $ 13,972
Medical equipment
 and supplies             14,403       14,524         4,778        3,876
EMT, fire, police
 equipment and
 supplies                      7            -              -
Corporate                  5,961       15,468            716       1,875
Total for business
segments                $ 33,722     $ 50,309       $ 10,658    $ 19,723

Interest income was from accounts receivable accounts, interest income on a note related to the sale of the respiratory division and interest income on highly liquid government instruments.

    The following table shows the breakdown of other income by business segments for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002

Pharmacy chain          $   744      $ 75,393       $   290    $  (256)
Medical equipment
 and supplies                 -        77,001             -          -
EMT, fire, police
 equipment and
 supplies                 7,170             -         6,870          -
Corporate                     -             -             -          -
Total for business
segments                $ 7,914      $ 152,394      $ 7,160     $ (256)


Other income was from a purchase commitment and from the sale of the respiratory division of ADCO.




FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

The following table shows the breakdown of minority interest which mainly represents the 20% minority interest in the pharmacy chain segment for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002

Pharmacy chain         $168,091     $151,668        $22,403      $48,810
Medical equipment
 and supplies                 -            -              -            -
EMT, fire, police
 equipment and
 supplies                  (213)        (286)           (18)        (191)
Corporate                     -            -              -            -
Total for business
segments               $167,878     $151,382        $22,385      $48,619


DISCONTINUED OPERATIONS:

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented.

     In May 2002, the Company assigned all of its rights, licenses and interest in its patents to Nyer Nutritional?s minority shareholder. In return, the minority shareholder released the Company from any and all obligations.

     Nyer Nutritional incurred $0 in net costs for the nine months ended March 31, 2003 and $50,093 in net costs for the nine months ended March
31, 2002 . Nyer Nutritional incurred $0 in net costs for the three months ended March 31, 2003 as compared to $28,695 in net costs for the three months ended March 31, 2002.

Liquidity and Capital Resources

     Net cash provided by operating activities was $79,849 for the nine months ended March 31, 2003 as compared to $8,274 for the same period ended
March 31, 2002.

     The net cash used in investing activities was $473,424 and $198,297, for the nine months ended March 31, 2003 and 2002, respectively.

     Net cash provided by financing activities was $24,290 for nine months ended March 31, 2003 as compared to $304,861 for the same period in 2002.
  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

Liquidity and Capital Resources: continued,

     We anticipate our current cash resources to be adequate to fund our current operating needs.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: cash used for by operations and cash used for pharmacy retail acquisitions, capital expenditures and repayment debt.

     During the nine months ended March 31, 2003, we had an increase in cash provided by operations due to increased earnings in our pharmacy segment offset by losses in the fire and police segment. The pharmacy earnings may decline in the short term due to the $1.30 tax imposed by the state of Massachusetts on each prescription. These costs should be partially offset by increased sales due to additional pharmacies and additional governmental programs.

Cash - At March 31, 2003, we had approximately $1.2 million in cash. We invest available cash in highly liquid government instruments.


Accounts receivable - At March 31, 2003, we had accounts receivable of approximately $4.0 million. Although our sales have increased, our accounts receivables have remained the same.

Debt - We had $845,839 of debt as of March 31, 2003. Our debt increased due to the acquisition of two retail pharmacies. Because of our cash balances, we have not needed to borrow to fund operations.


























FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

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



     b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph, including any corrective actions with regard to significant deficiencies and material weaknesses.




























 FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


                            PART II


Item 1.  Legal Proceedings                            None

Item 2.  Changes in Securities and Use of Proceeds    None

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


Item 6.  Exhibits and Reports on Form 8-K

 (a)     99.1 Certification by Chief Executive Officer and Chief
         Financial Officer

 (b)     Reports on Form 8-K                    None




























FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NYER MEDICAL GROUP, INC.


     Date:  May 20, 2003                      /s/ Samuel Nyer

                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer







     Date:  May 20, 2003                  /s/ Karen L. Wright
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              Officer





















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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
?Evaluation Date?); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

/s/ Samuel Nyer
    Chief Executive Officer and
    Principal Executive Officer
    May 20, 2003
CERTIFICATIONS

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
?Evaluation Date?); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

/s/ Karen L. Wright
    Chief Financial Officer
    and Principal Financial Officer
    May 20, 2003
Item 6.  Exhibits and Reports on Form 8-K: continued,



EXHIBIT 99.1



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER


                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Nyer Medical Group, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 20, 2003          /s/ Samuel Nyer
                          Samuel Nyer,
                          Chief Executive Officer and
                          Principal Executive Officer

May 20, 2003          /s/ Karen L. Wright
                          Karen L. Wright
                          Chief Financial Officer and
                          Principal Financial Officer





A signed original of this written statement required by Section 906 has been provided to Nyer Medical Group, Inc. and will be retained by Nyer Medical Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.