Form 10-Q/A
period 2002-09-30
NYER MEDICAL GROUP INC
filed 2003-07-09
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10Q/A No. 1

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002


                        Commission File Number 000-20175
                                               ---------

                            NYER MEDICAL GROUP, INC.
                            ------------------------
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


                                 (207) 942-5273
                                 --------------


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

 FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175        SEPTEMBER 30, 2002

                                EXPLANATORY NOTE

The Registrant is amending and restating the Form 10Q for the three months ended September 30, 2002, to correct an error in applying FASB Statement 142. FASB 142 requires that goodwill not be amortized. Upon evaluation of the intangibles, it was determined that prescription lists purchased by the Company were not covered by the standard. Initially, the Company ceased amortizing the prescription lists. This amendment and restatement reflects amortization of the prescription lists. As a result of this amendment and restatement, the net income for the three months ended September 30, 2002 decreased by $11,757 to $165,668 from $177,425 as previously reported. The changes are reflected in this Quarterly Report on Form 10-Q/A for the three months ended September 30, 2002.
                                      INDEX
                                     PART I
                              FINANCIAL INFORMATION
                                                                        Page No.
  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2002
                and June 30, 2002                                          3-4

           Consolidated Statements of Operations, Three Months
                Ended September 30, 2002 and September 30, 2001             5

           Consolidated Statements of Cash Flows, Three Months
                Ended September 30, 2002 and September 30, 2001            6-7

           Selected Notes to Consolidated Financial Statements             8-10

  Item 2.  Management's Discussion and Analysis of First Quarter
             2002 Results                                                 11-16

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                   16

  Item 4.  Controls and Procedures                                        16-17

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                               18

  Item 2.  Changes in Securities and Use of Proceeds                       18

  Item 3.  Defaults upon Senior Securities                                 18

  Item 4.  Submissions of Matters to Vote of                               18
           Security Holders

  Item 5.  Other information                                               18

            Signatures                                                     18

  Item 6.  Exhibits and Reports on Form 8-K

           Certification of Chief Executive Officer and
             Chief Financial Officer                                      19-20
           Exhibit 99.1 - Certification of Chief Executive
           Officer and Chief Financial Officer                             21

     FORM 10-Q/A  NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                         September 30     June 30,
                                             2002           2002
                                             ----           ----

                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $ 1,604,997    $ 1,550,374
  Accounts receivable, less allowance
  for doubtful accounts of $470,822 at
  September 30, 2002 and $469,923
  at June 30, 2002                         4,068,554      4,541,505
  Inventories, net                         5,137,584      5,290,995
  Prepaid expenses                           284,652        300,495
  Receivables from related parties             8,895          8,895
                                          ----------     ----------

            Total current assets          11,104,682     11,692,264
                                          ----------     ----------

Property, plant and equipment, at cost:
  Land                                        92,800         92,800
  Building                                   641,508        641,508
  Leasehold improvements                     944,285        928,321
  Machinery and equipment                     71,189         71,189
  Transportation equipment                   349,099        366,099
  Office furniture, fixtures,
    and equipment                          1,122,328      1,099,793
                                          ----------    -----------

                                           3,221,209      3,199,710
  Less accumulated depreciation
    and amortization                      (1,895,288)    (1,823,060)
                                          ----------    -----------

                                           1,325,921      1,376,650


Goodwill                                     104,463        104,463
Other intangible assets                      334,867        349,563
Advances due from related companies           41,563         41,563
                                         -----------    -----------

                                             480,893        495,589
                                         -----------    -----------
            Total assets                 $12,911,496    $13,564,503
                                         ===========    ===========




     See accompanying notes to consolidated financial statements.

     FORM 10-Q/A  NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30,    June 30,
                                              2002           2002
                                              ----           ----
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt       $   180,870    $  184,669
  Accounts payable                          3,638,054     4,138,814
  Accrued payroll and related taxes           288,523       441,313
  Accrued expenses and other
    liabilities                               274,945       431,520
  Current portion of payable due
    related party                             206,110       206,110
                                           ----------    ----------

           Total current liabilities        4,588,502     5,402,426
                                           ----------    ----------


Long-term debt, net of current
  portion                                     284,565       329,367
Payable due related party, net
  of current portion                           71,403       101,403
Minority interest                           1,035,809       965,758



Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at September 30, 2002
    and June 30, 2002
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at September 30, 2002
    and at June 30, 2002                          377           377
  Additional paid-in capital               17,691,946    17,691,946
  Treasury stock (12,100 shares at
    September 30, 2002 and
    June 30, 2002)                            (52,249)      (52,249)
   Accumulated deficit                    (10,708,858)  (10,874,526)
                                          ------------  -----------

     Total shareholders' equity             6,931,217     6,765,549
                                          -----------   -----------
            Total liabilities and
              shareholders' equity        $12,911,496   $13,564,503
                                          ===========   ===========


     See accompanying notes to consolidated financial statements.

     FORM 10-Q/A  NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                      September 30,      September 30,
                                          2002               2001
                                          ----               ----
Net sales                             $14,512,850        $12,580,646
                                      -----------        -----------
Cost and expenses:
  Cost of goods sold                   11,433,665          9,919,954
  Selling and retail                    1,827,373          1,552,987
  Warehouse and delivery                  254,680            198,353
  Administrative                          725,415            660,559
                                      -----------         ----------
                                       14,241,133         12,331,853

        Operating income                  271,717            248,793

Other income (expense):
  Interest expense                         (7,811)           (10,558)
  Interest income                          11,233             20,384
  Other                                       580             22,099
                                      -----------         ----------
       Total other income (expense)         4,002             31,925
                                      -----------         ----------
  Income before
       minority interest                  275,719            280,718
Minority interest                         (70,051)           (53,609)
                                      ------------        -----------
  Income from continuing
      operations before income
      taxes                               205,668            227,109
                                      -----------         ----------
    Provision for income taxes             40,000             13,000
 Income from continuing
       operations after income
       taxes                              165,668            214,109
                                      -----------         ----------
Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -            (10,674)
                                      -----------         ----------
  Net loss from discontinued
         operations                             -            (10,674)
                                      -----------         ----------
  Net Income                          $   165,668         $  203,435
                                      ===========         ==========
  Basic and diluted income (loss) per share:
    Continuing operations             $       .04         $      .06
    Discontinued operations                     -               (.01)
                                      -----------         ----------
  Basic and diluted income (loss)
       per share                      $       .04         $      .05
                                      ===========         ==========
Weighted average common shares
    outstanding                         3,769,062          3,757,103
                                      ===========         ==========

     See accompanying notes to consolidated financial statements.

    FORM 10-QA    NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                      September 30,  September 30,
                                          2002           2001
                                          ----           ----
  Cash flows from operating activities:
  Net income (loss)                    $ 165,668      $ 203,435
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
  Depreciation                            86,728         74,615
  Amortization                            14,696         22,775
  Gain on sale of property, plant
   and equipment                            (300)             -
  Minority interest                       70,051         53,609
  Decrease in deferred credit                  -        (22,500)
  Changes in certain working capital
      elements                          (167,920)      (359,767)
                                       ---------     ----------
      Net cash flows provided by (used
       in) operating activities          168,923        (27,833)
                                       ---------     ----------

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                          (38,499)       (24,118)
  Proceeds from sale of property, plant
      and equipment                        2,800              -
  Net change in advances due from
      related companies                        -           (825)
  Increase in other assets, net                -       (117,575)
                                       ---------     ----------
      Net cash provided by (used in)
           investing activities          (35,699)      (142,518)

                                       ---------     ----------

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                           -        161,890
  Payments of long-term debt             (48,601)       (28,853)
  Net repayments of notes to
      related parties                    (30,000)       (30,000)
                                      ----------     ----------
      Net cash provided by (used in)
           financing activities          (78,601)       103,037
                                      ----------     ----------
Net increase (decrease) in cash
      and cash equivalents                54,623        (67,314)
Cash and cash equivalents,
      beginning of period              1,550,374        374,423
                                      ----------     ----------
Cash and cash equivalents,
      end of period                   $1,604,997     $  307,109
                                      ==========     ==========
     See accompanying notes to consolidated financial statements.

     FORM 10-Q/A  NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002



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
                                     ==========   ==========

   FORM 10-Q/A    NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    Restatement: The Company made an error in originally applying FASB statement No. 142. Initially, the Company discontinued amortization of all goodwill and other intangibles. Upon the subsequent evaluation of the intangibles, it was determined that purchased prescription lists are to be amortized because they have finite lives. The accompanying financial statements have been restated for the amortization and reflects a decrease of $11,757 in net income and $.01 per share.

2. Goodwill and Other Intangible Assets: In June of 2001, the Financial Accounting Standards Boards (`FASB') issued Statement 142, `Goodwill and Other Intangible Assets'. FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement as of July 1, 2002 and discontinued the amortization of goodwill. In addition, the Company was required to review its goodwill during the first three months for possible impairment. Based on the Company's review, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for the three months ended September 30, 2002, reconciles them to the adjusted net income and earnings per share had the non-amortization provisions of Statement 142 been applied in that period and compares them to the three months ended September 30, 2001:

                                   Three months ended
                                     2002      2001
                                     ----      ----
Reported net income                $ 165,668 $ 203,435
Effect of goodwill amortization            -     3,000
                                   --------- ---------
As adjusted                        $ 165,668 $ 206,435
                                   ========= =========
Reported earnings per share        $     .04 $     .05
Effect of goodwill amortization            -         -
                                   --------- ---------
As adjusted                        $     .04 $     .05
                                   ========= =========

   FORM 10-Q/A    NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Goodwill and Other Intangible Assets: continued,

     September 30, 2002      Amortization              Accumulated
                            Period (years)   Cost      Amortization      Net
                                ----       --------      --------      --------
     Prescription lists          15        $378,000      $133,192      $244,808
     Non-compete agreements     3-5         510,100       420,041        90,059
                                           --------      --------      --------
          Totals                           $888,100      $553,233      $334,867
                                           ========      ========      ========
     June 30, 2002           Amortization              Accumulated
                            Period (years)   Cost      Amortization      Net
                                ----       --------      --------      --------
     Prescription lists          15        $378,000      $126,998      $251,002
     Non-compete agreements     3-5         510,100       411,539        98,561
                                           --------      --------      --------
          Totals                           $888,100      $538,537      $349,563
                                           ========      ========      ========
    Aggregate Amortization Expense:
    For the quarter ended September 30, 2002          $14,696
    Estimated Amortization:
            For the fiscal year 2003                  $58,784
            For the fiscal year 2004                   58,784
            For the fiscal year 2005                   41,960
            For the fiscal year 2006                   25,294
            For the fiscal year 2007                   25,294

3. Business Segments:

    The Company had three business segments for three months ended September 30, 2002 and 2001: (1) retail pharmacy drug store chain (2) wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the three months ended September 30, 2002:
                                Medical and    EMT, Fire,
                   Pharmacy    Surgical and   Police Equip.
                    Chain         Supplies    and Supplies   Corporate    Consolidated
Net Sales         $11,386,603   $ 2,236,371   $   889,876    $        -    $14,512,850
Operating
income (loss)         421,833        19,124       (54,922)     (114,318)       271,717
Total assets        8,199,203     2,868,982       927,599       915,712     12,911,496
Capital
Expenditures           36,601             -             -         1,898         38,499
Depreciation and
 amortization          69,217        23,358         7,685         1,164        101,424
Interest income        (4,018)       (4,540)            -        (2,675)       (11,233)
Interest expense  $     3,778   $     3,901   $       132    $        -   $      7,811

FORM 10-Q/A    NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2002
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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


4. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants for all periods presented (933,600 for the three months ended September 30, 2002) were not included in the computation of net income per share because the effect of inclusion would be anti-dilutive.

5. Options and Warrants:

The Company has a stock option plan under which employees and non-employees may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest semi-annually over a three-year term to all directors and certain officers and expire in ten years from date of grant. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, `Accounting for Stock Issued to Employees', and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the period. Therefore, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, `Accounting for Stock-Based Compensation,' to stock-based employee compensation.

  FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2002 and 2001.

NET SALES. Total sales for the three months ended September 30, 2002 increased by 15.4% from September 30, 2002 to $14,512,850 from $12,580,646 in 2001.

    The Company had three business segments for the three months ended September 30, 2002 and 2001: (1) retail pharmacy drug store chain ("pharmacy segment"),
(2) wholesale and retail sales of surgical, medical equipment and supplies ("medical and surgical equipment and supplies"), and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire and police departments, ("EMT, fire, police segment"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

     The following table shows sales by business segments for the three months ended September 30, 2002 and 2001:
                                                                      % increase
Business Segment                      2002            2001    (decrease)
----------------                      ----            ----    ----------
Pharmacy segment                 $11,386,603     $ 9,058,941     25.7
Medical and surgical
  equipment and supplies           2,236,371       2,402,760     (6.9)
EMT, fire, police
 segment                             889,876       1,118,945    (20.5)
                                 -----------     -----------    -----
Total for business segments      $14,512,850     $12,580,646     15.4
                                 ===========     ===========    =====

    The pharmacy segment's sales increased $2,327,662 to $11,386,603 or 25.7% for the three months ended September 30, 2002 as compared to sales of $9,058,941. This was due to acquisition of a pharmacy and a continuing increase in volume of prescription drugs as a result of a continuing marketing campaign focused on assisted-living and home-based sectors, increased advertising and home delivery service. Additionally, the pharmacy chain continues to increase its sales of prescriptions to non-profit organizations.

    The medical and surgical equipment and supplies segment's sales decreased $166,389 to $2,236,371 or 6.9% for the three months ended September 30, 2002 as compared to sales of $2,402,760 for the three months ended September 30, 2001. This was mainly due to the absence of sales from the respiratory division sold in December 2001 and reduced equipment sales. Our Internet subsidiary increased sales by approximately $140,000, which is the result of increased products available on-line and increased advertising. The segment had a decrease in sales of supplies and equipment of approximately $315,000 due to discontinuing sales of unprofitable items, increased competition from cut rate competitors and the sale of the respiratory division in 2001.

FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

     The EMT, fire, police segment had a decrease in sales of $229,069 to $889,876 or 20.5% for the three months ended September 30, 2002 as compared to sales of $1,118,945 for the three months ended September 30, 2001. The reasons for this decrease are reduced municipal budgets throughout the sales territory and a down turn in the economy resulting in lower tax revenues which resulted in fewer available funds for fire and police departments. In addition, fire and police departments have partially altered the focus of the purchasing to include merchandise that relates to biological and chemical remediation items and homeland security products, which items this segment does not sell. Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous 100% owner of one of the EMT, fire, police companies.

GROSS PROFIT MARGINS. Our overall gross profit margins were 21.2% for the three months ended September 30, 2002 and 2001.

The following is a table of gross margin percentages by business segments for the three months ended September 30, 2002 and 2001:

Business Segment                      2002            2001
----------------                      ----            ----
Pharmacy segment                      19.9            19.2
Medical and surgical
  equipment and supplies              27.6            27.5
EMT, fire, police
 segment                              21.1            23.5
                                      ----            ----
Total for business segments           21.2            21.2
                                      ====            ====

     The pharmacy segment's gross profit margin had an increase of .7% to 19.9% for the three months September 30, 2002 as compared to 19.2% for the three months ended September 30, 2001. The increase was due to lower purchase costs because of increased purchasing volume. The segment expects sales growth to continue to be strong in its core business, but expects pressures on profit margins to further intensify. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. The pharmacy segment expects other third party payors to follow. The increased sales volume and a decrease in costs will help offset lower insurance reimbursements on prescription drugs.

     The medical and surgical equipment and supplies segment's gross profit margin had a slight increase of .1% to 27.6% for the three months ended September 30, 2002 as compared to 27.5% for the three months ended September 30, 2001. The increase was due to the medical segment having less equipment sales which generally have a lower gross profit margin than supplies.

FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

     The EMT, fire, police segment had a decrease in its gross profit margin of 2.4% to 21.1% for the three months ended September 30, 2002 as compared 23.5% in 2001. The decrease was due to the mix of sales having less than anticipated gross profit margins because of increased competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 16.4% for the three months ended September 2002 to $2,807,468 as compared to $2,411,899 for the same period in 2001.

     The following table shows the breakdown by business segments for the three months ended September 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
----------------                      ----            ----     (decrease)
Pharmacy segment                 $ 1,847,426     $ 1,453,855     27.1
Medical and surgical
  equipment and supplies             599,389         601,490        -
EMT, fire, police
  segment                            246,335         273,195     (9.8)
Corporate                            114,318          83,359     37.1
                                 -----------     -----------    -----
Total for business segments      $ 2,807,468     $ 2,411,899     16.4
                                 ===========     ===========    =====

     The pharmacy segment had an increase in its S,G&A expenses of $393,571 to $1,847,426 or 27.1% for the three months ended September 30, 2002 as compared to $1,453,855 for the same period in 2001. The increases arose from increased labor costs for hourly employees and pharmacists due to a shortage of available pharmacists. The segment also increased its marketing campaign focused on assisted living, home-based sectors.

     The medical and surgical equipment and supplies segment's S,G&A expenses had a slight decrease of $2,101 to $599,389 for three months ended September 30, 2002 from $601,490 for the same period in 2001. ADCO had a decrease in its S,G&A expenses of approximately $54,000. The main reasons were ADCO's selling expenses were lower due to a decrease in sales and associated costs and the sale of our respiratory division which eliminated respiratory salaries and expenses. S,G&A expenses for the internet segment increased approximately $31,000 due to increased advertising and personnel costs.

     The EMT, fire, police segment experienced a decrease in its S,G&A expenses of $26,860 to $246,335 or 9.8% for the three months ended September 30, 2002 as compared $273,195 for the three months ended September 30, 2001. This decrease was due to lower sales and associated costs.

     The Corporate segment's expenses increased approximately $31,000 primarily due to additional overhead attributable to additional accounting, legal and stock related expenses for the three months ended September 30, 2002.

  FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

OTHER INCOME AND EXPENSE:

    The following table shows the breakdown of interest expense by business segments for the three months ended September 30, 2002 and 2001:

                          Three months ended
                            September 30,
Business Segment          2002        2001
                          ----        ----
Pharmacy segment        $ 3,778      $ 5,414
Medical and surgical
 equipment and
 supplies                 3,901        4,840
EMT, fire, police
 segment                    132          304
Corporate                     -            -
                        -------     --------
Total for business
segments                $ 7,811     $ 10,558
                        =======     ========

Our interest expense decreased $2,747 to $7,811 or 26.0% for the three months ended September 30, 2002 as compared to $10,558 for the three months ended September 30, 2001. The reason for the decrease is pay down on exiting debt.

    The following table shows the breakdown of interest income by business segments for the three months ended September 30, 2002 and 2001:

                          Three months ended
                            September 30,
Business Segment           2002        2001
                           ----        ----
Pharmacy segment        $  4,018     $  3,101
Medical and surgical
 equipment and
 supplies                  4,540        6,297
EMT, fire, police
 segment                       -            -
Corporate                  2,675       10,986
                        --------     --------
Total for business
segments                $ 11,233     $ 20,384
                        ========     ========

     Interest income was generated from accounts receivable accounts, a note related to the sale of the respiratory division and highly liquid government instruments.

FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

    The following table shows the breakdown of other income by business segments for the three months ended September 30, 2002 and 2001:

                          Three months ended
                             September 30,
Business Segment          2002         2001
                          ----         ----


Pharmacy segment        $   280      $ 22,099
Medical and surgical
 equipment and
 supplies                     -             -
EMT, fire, police
 segment                    300             -
Corporate                     -             -
                        -------      --------
Total for business
segments                $   580      $ 22,099
                        =======      ========

Other income was from a purchase commitment.

The following table shows the breakdown of minority interest which is predominately the 20% minority interest in the pharmacy segment for the three months ended September 30, 2002 and 2001:

                          Three months ended
                             September 30,
Business Segment          2002         2001
                          ----         ----
Pharmacy segment       $ 70,106     $ 53,789
Medical and surgical
 equipment and
 supplies                     -            -
EMT, fire, police
 segment                    (55)        (180)
Corporate                     -            -
                       --------     --------
Total for business
segments               $ 70,051     $ 53,609
                       ========     ========

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

     Nyer Nutritional incurred $0 in net costs for the three months ended September 30, 2002 as compared to $10,674 in net costs for the three months ended September 30, 2001.

FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

Liquidity and Capital Resources:

     Net cash provided by (used in) operating activities was $168,923 for the three months ended September 30, 2002 as compared to $(27,833) for the same period ended September 30, 2001. The primary use of cash from operations was to fund operations for our EMT, fire, police segment, Internet subsidiary and corporate operations.

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

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, pharmacy retail acquisitions, capital expenditures and repayment of debt.

     During the three months ended September 30, 2002, we had an increase in cash provided by operations due to increased earnings in our pharmacy segment offset by losses in the fire and police segment.

Cash - At September 30, 2002, we had approximately $1.6 million in cash. We invest available cash in highly liquid government instruments.

Accounts receivable - At September 30, 2002, we had accounts receivable of approximately $4.0 million. Although our sales have increased, our accounts receivables have remained the same, principally due to the fact that insurance companies pay for most prescriptions within 5 weeks.

Debt - We had $742,948 of debt as of September 30, 2002. Our debt decreased due to pay down. Because of our cash balances, we have not borrowed to fund operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Item 4.  Controls and Procedures.

     a) Evaluation of disclosure controls and procedures. Based upon their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures

FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Item 4.  Controls and Procedures: continued,

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

FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2002

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



                                           NYER MEDICAL GROUP, INC.


     Date:  July 9, 2003                  /s/ Samuel Nyer
                                              ------------
                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer







     Date:  July 9, 2003                  /s/ Karen L. Wright
                                              ---------------
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              Officer

CERTIFICATIONS

I, Samuel Nyer, Chief Executive Officer and Principal Executive
Officer of Nyer Medical Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Nyer Medical Group, Inc.;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Samuel Nyer
    Chief Executive Officer and
    Principal Executive Officer
    July 9, 2003

                     CERTIFICATIONS

I, Karen L. Wright, Chief Financial Officer and Principal
Financial Officer of Nyer Medical Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Nyer Medical Group, Inc.;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Karen L. Wright
    Chief Financial Officer
    and Principal Financial Officer
    July 9, 2003

                        EXHIBIT 99.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Nyer Medical Group, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q/A for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

July 9, 2003         /s/ Samuel Nyer
                         Samuel Nyer,
                           Chief Executive Officer and
                           Principal Executive Officer

July 9, 2003        /s/  Karen L. Wright
                         Karen L. Wright
                           Chief Financial Officer and
                           Principal Financial Officer