Form 10-Q/A
period 2002-12-31
NYER MEDICAL GROUP INC
filed 2003-07-15
CIK 884647

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

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175        DECEMBER 31, 2002
                                EXPLANATORY NOTE

The Registrant is amending and restating the Form 10Q for the six and three months ended December 31, 2002, to correct an error in applying FASB Statement
142. FASB 142 requires that goodwill not be amortized. Upon evaluation of the intangibles, it was determined that prescription lists purchased by the Company were not covered by the standard. Initially, the Company ceased amortizing the prescription lists. This amendment and restatement reflects amortization of the prescription lists. As a result of this amendment and restatement, the net income for the three months ended December 31, 2002 decreased by $11,757 to $83,350 from $95,107 and the net income for the six months ended December 31, 2002 decreased by $23,514 to $249,018 from $272,532, as previously reported. The changes are reflected in this Quarterly Report on Form 10-Q/A for the three and six months ended December 31, 2002.
                                      INDEX
                                     PART I
                              FINANCIAL INFORMATION
                                                                        Page No.
  Item 1.  Financial Statements:
           Consolidated Balance Sheets, December 31, 2002
                and June 30, 2002                                     3-4
           Consolidated Statements of Operations, Three Months
                Ended December 31, 2002 and December 31, 2001           5
           Consolidated Statements of Operations, Six Months
                Ended December 31, 2002 and December 31, 2001           6
           Consolidated Statements of Cash Flows, Six Months
                Ended December 31, 2002 and December 31, 2001         7-8
           Selected Notes to Consolidated Financial Statements        9-12

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                 13-20

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               21

  Item 4.  Controls and Procedures                                     21
                           PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                           22
  Item 2.  Changes in Securities and Use of Proceeds                   22
  Item 3.  Defaults upon Senior Securities                             22
  Item 4.  Submissions of Matters to Vote of
           Security Holders                                          22-23
  Item 5.  Other information                                           23
  Item 6.  Exhibits and Reports on Form 8-K                            23

           Signatures                                                  24

  Certification of Chief Executive Officer and
             Chief Financial Officer                                 25-26

  Exhibits and Reports on Form 8-K
      1. 10.1 Third Amendment to 1993 Stock Option Plan 27 2. 10.2 2002 Stock Option Plan 28-41 3. 10.3 Stock Option Agreement, dated as of December 6,
          2002, between Nyer Medical Group, Inc. and Samuel Nyer     42-51
      4.  10.4  Stock Option Agreement, dated as of December 6,
          2002, between Nyer Medical Group, Inc. and Alliance
          Capital Resources, Inc.                                    52-60
      5. 99.1 Certification by Chief Executive Officer and Chief Financial Officer 61

     FORM 10-Q/A NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                         December 31,     June 30,
                                            2002           2002

                                            ----           ----


                                        (Unaudited)

Current assets:
  Cash and cash equivalents              $ 1,790,290    $ 1,550,374
  Accounts receivable, less allowance
  for doubtful accounts of $490,822 at
  December 31, 2002 and $469,923
  at June 30, 2002                         4,110,000      4,541,505
  Inventories, net                         5,439,415      5,290,995
  Prepaid expenses                           259,308        300,495
  Receivables from related parties             8,895          8,895
                                         -----------    -----------
            Total current assets          11,607,908     11,692,264
                                         -----------    -----------

Property, plant and equipment, at cost:
  Land                                        92,800         92,800
  Building                                   641,508        641,508
  Leasehold improvements                   1,036,485        928,321
  Machinery and equipment                     74,653         71,189
  Transportation equipment                   388,830        366,099
  Office furniture, fixtures,
    and equipment                          1,154,181      1,099,793
                                         -----------    -----------
                                           3,388,457      3,199,710
  Less accumulated depreciation
    and amortization                      (1,985,621)    (1,823,060)
                                         -----------    -----------
                                           1,402,836      1,376,650

Goodwill                                     104,463        104,463
Other intangible assets                      320,171        349,563
Advances due from related companies           41,563         41,563
                                         -----------    -----------
                                             466,197        495,589
                                         -----------    -----------
            Total assets                 $13,476,941    $13,564,503
                                         ===========    ===========




     See accompanying notes to consolidated financial statements.

     FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002
                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                          December 31,    June 30,
                                              2002           2002
                                              ----           ----
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt       $   182,040    $  184,669
  Accounts payable                          3,947,822     4,138,814
  Accrued payroll and related taxes           444,768       441,313
  Accrued expenses and other
    liabilities                               298,261       431,520
  Current portion of payable due
    related party                             206,110       206,110
                                          -----------     ---------
           Total current liabilities        5,079,001     5,402,426
                                          -----------     ---------

Long-term debt, net of current
  portion                                     236,597       329,367
Payable due related party, net
  of current portion                           41,403       101,403
Minority interest                           1,105,373       965,758

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at December 31, 2002
    and June 30, 2002
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at December 31, 2002
    and at June 30, 2002                          377           377
  Additional paid-in capital               17,691,946    17,691,946
    Treasury stock (12,100 shares at
    December 31, 2002 and
    June 30, 2002)                            (52,249)      (52,249)
   Accumulated deficit                    (10,625,508)  (10,874,526)
                                          -----------   -----------
     Total shareholders' equity             7,014,567     6,765,549
                                          -----------   -----------
            Total liabilities and
              shareholders' equity        $13,476,941   $13,564,503
                                          ===========   ===========





     See accompanying notes to consolidated financial statements.

   FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended
                                        December 31,    December 31,
                                          2002             2001
                                          ----             ----
Net sales                             $15,027,092        $13,217,216
                                      -----------        -----------
Cost and expenses:
  Cost of goods sold                   11,760,564         10,540,564
  Selling and retail                    1,950,166          1,670,291
  Warehouse and delivery                  253,533            197,035
  Administrative                          871,891            724,237
                                      -----------        -----------
                                       14,836,154         13,132,127
                                      -----------        -----------
        Operating income                  190,938             85,089

Other income (expense):
  Interest expense                        (10,029)            (5,496)
  Interest income                          11,831             10,202
  Other                                       174            130,551
                                      -----------        -----------
       Total other income (expense):        1,976            135,257
                                      -----------        -----------
Income before
       minority interest                  192,914            220,346
Minority interest                         (69,564)           (49,153)
                                      -----------        -----------
Income from continuing
       operations before income
       taxes                              123,350            171,193
                                      -----------        -----------
    Provision for income taxes            (40,000)           (13,000)
 Income from continuing
       operations after income
       taxes                               83,350            158,193
                                      -----------        -----------
Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -            (10,724)
                                      -----------        -----------
  Net loss from discontinued
         operations                             -            (10,724)
                                      -----------        -----------
  Net Income                          $    83,350        $   147,469
                                      ===========        ===========
  Basic and diluted income per share:
    Continuing operations             $       .02        $       .04
    Discontinued operations                     -                  -
                                      -----------        -----------
  Basic and diluted income
       per share                      $       .02        $       .04
                                      ===========        ===========
Weighted average common shares
    outstanding                         3,756,962          3,745,003
                                      ===========        ===========

     See accompanying notes to consolidated financial statements.

   FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Six Months Ended
                                        December 31,    December 31,
                                          2002             2001
                                          ----             ----
Net sales                             $29,539,942        $25,797,862
                                      -----------        -----------
Cost and expenses:
  Cost of goods sold                   23,194,229         20,460,518
  Selling and retail                    3,777,539          3,223,277
  Warehouse and delivery                  508,213            395,388
  Administrative                        1,597,306          1,384,796
                                      -----------        -----------
                                       29,077,287         25,463,979
                                      -----------        -----------
        Operating income                  462,655            333,883
                                      -----------        -----------
Other income (expense):
  Interest expense                        (17,840)           (16,054)
  Interest income                          23,064             30,586
  Other                                       754            152,650
                                      -----------        -----------
       Total other income (expense):        5,978            167,182
                                      -----------        -----------
  Income before
       minority interest                  468,633            501,065
Minority interest                        (139,615)          (102,763)
                                      -----------        -----------
  Income from continuing
       operations before income
       taxes                              329,018            398,302
                                      -----------        -----------
    Provision for income taxes            (80,000)           (26,000)
 Income from continuing
       operations after income
       taxes                              249,018            372,302
                                      -----------        -----------
Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -            (21,398)
                                      -----------        -----------
  Net loss from discontinued
         operations                             -            (21,398)
                                      -----------        -----------
  Net income                          $   249,018        $   350,904
                                      ===========        ===========
  Basic and diluted income per share:
    Continuing operations             $       .07        $       .10
    Discontinued operations                     -        _      (.01)
                                      -----------        -----------
Basic and diluted income
       per share                      $       .07        $       .09
                                      ===========        ===========
Weighted average common shares
    outstanding                         3,756,962          3,740,679
                                      ===========        ===========

  See accompanying notes to consolidated financial statements.

  FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         Six Months Ended
                                      December 31,  December 31,
                                         2002           2001
                                         ----           ----
  Cash flows from operating activities:
  Net income (loss)                    $ 249,018      $ 350,904
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
  Depreciation                           177,060        200,319
  Amortization                            29,392         45,549
  Gain on sale of property, plant
   and equipment                            (300)             -
  Gain on Sale of respiratory
      Division                                          (77,001)
  Minority interest                      139,615        102,763
  Decrease in deferred credit                  -        (49,080)
  Changes in certain working capital
      elements                             3,476       (424,815)
      Net cash flows provided by       ---------      ---------
       operating activities              598,261        148,639
                                       ---------      ---------
Cash flows from investing activities:
  Purchase of pharmacy assets                          (150,000)
  Purchase of property, plant and
      equipment                         (205,746)       (67,319)
  Proceeds from sale of division                        150,000
  Proceeds from sale of property, plant
      and equipment                        2,800              -
  Net change in advances due from
      related companies                        -           (825)
  Increase in other assets, net                -        (22,722)
      Net cash used in                 ---------      ---------
           investing activities         (202,946)       (90,866)
                                       ---------      ---------
Cash flows from financing activities:
  Loan repayment from stock sale rec.                   115,500
  Proceeds from issuance of
      long-term debt                           -        181,953
  Payments of long-term debt             (95,399)       (62,330)
  Net repayments of notes to
      related parties                    (60,000)       (60,000)
      Net cash provided by (used in)   ---------      ---------
           financing activities         (155,399)       175,123
                                       ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                    239,916        232,896
Cash and cash equivalents,
      beginning of period              1,550,374        374,423
Cash and cash equivalents,            ----------      ---------
      end of period                   $1,790,290      $ 607,319
                                      ==========      =========

        See accompanying notes to consolidated financial statements.

     FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Six  Months  Ended
                                          December 31,    December 31,
                                              2002           2001
                                              ----           ----
Changes in certain working capital elements:
  Accounts receivable, net                 $  431,505     $  270,564
  Inventories                                (148,420)       (54,685)
  Prepaid expenses                             41,187         23,067
  Receivables from related parties                  -         (4,390)
  Accounts payable                           (190,992)      (531,210)
  Accrued payroll and related
      taxes                                     3,455       (232,766)
  Accrued expenses and other
      liabilities                            (133,259)       104,605
                                           ----------     ----------
     Net change                            $    3,476     $ (424,815)
                                           ==========     ==========




Supplemental cash flow information:

Cash paid during the first six months:

     Interest                              $   15,822     $   11,329
                                           ==========     ==========
     Income taxes                          $  110,000     $   10,912
                                           ==========     ==========

   FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

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

    Restatement: The Company made an error in originally applying FASB statement No. 142. Initially, the Company discontinued amortization of all goodwill and other intangibles. Upon the subsequent evaluation of the intangibles, it was determined that purchased prescription lists are to be amortized because they have finite lives. The accompanying financial statements have been restated for the amortization. The net income for the three months ended December 31, 2002 decreased by $11,757 to $83,350 from $95,107 and the net income for the six months ended December 31, 2002 decreased by $23,514 to $249,018 from $272,532 and reflects a decrease of $23,514 in net income and $.00 per share.

2. Goodwill and Other Intangible Assets: In June of 2001, the Financial Accounting Standards Boards ("FASB") issued Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 142, among other things, requires that goodwill not be amortized but be tested for impairment at least annually. The Company adopted this statement as of July 1, 2002 and discontinued the amortization of goodwill. In addition, the Company was required to review its goodwill. Based on the Company's review, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for the three and six month periods ended December 31, 2002, reconciles them to the adjusted net income and earnings per share had the non-amortization provisions of Statement 142 been applied in that period and compares them to the three and six month periods ended December 31, 2001:
                                  Three months ended      Six months ended
                                      December 31,          December 31,
                                      2002      2001       2002     2001
                                      ----      ----       ----     ----
Reported net income                $  83,350 $ 147,469  $249,018  $ 350,904
Effect of goodwill amortization            -     3,000         -      6,000
                                   --------- ---------  --------  ---------
As adjusted                        $  83,350 $ 150,469  $249,018  $ 356,904
                                   ========= =========  ========  =========
Reported earnings per share        $     .02 $     .04  $    .07  $     .09
Effect of goodwill amortization            -         -         -        .01
                                   --------- ---------  --------  ---------
As adjusted                        $     .02 $     .04  $    .07  $     .10
                                   ========= =========  ========  =========

FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Goodwill and Other Intangible Assets: continued,

     December 31, 2002      Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                                 ---       --------      --------      --------
       Prescription lists         15       $378,000      $139,386      $238,614
       Non-compete agreements    3-5        510,100       428,543        81,557
                                           --------      --------      --------
           Totals                          $888,100      $567,929      $320,171
                                           ========      ========      ========
     June 30, 2002          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                                 ---       --------      --------      --------
       Prescription lists         15       $378,000      $126,998      $251,002
       Non-compete agreements    3-5        510,100       411,539        98,561
                                           --------      --------      --------
           Totals                          $888,100      $538,537      $349,563
                                           ========      ========      ========
    Aggregate Amortization Expense:
    For the six months ended December 31, 2002        $29,392
    Estimated Amortization:
            For the fiscal year 2003                  $58,784
            For the fiscal year 2004                   58,784
            For the fiscal year 2005                   41,960
            For the fiscal year 2006                   25,294
            For the fiscal year 2007                   25,294

3. Business Segments: The Company had three business segments for the three months ended December 31, 2002 and 2001 and for the six months ended December 31, 2002 and 2001: (1) retail pharmacy drug store chain (2) wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.



    Summary data for the three months ended December 31, 2002:
                           Medical and    EMT, Fire,
              Pharmacy    Surgical and   Police Equip.
              Chain          Supplies     and Supplies   Corporate  Consolidated
            -----------   -----------   --------------   ---------  ------------
Net Sales   $11,840,600   $ 2,479,895   $   706,597    $        -    $15,027,092
Operating income
(loss)          278,813        54,763       (68,931)     (181,295)        83,350
Total assets  9,178,350     2,904,186       684,641       709,764     13,476,941
Depreciation
and
amortization $   75,511   $    20,563   $     7,610    $    1,344    $   105,028

   FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Business segments: continued,

    Summary data for the six months ended December 31, 2002:
                          Medical and    EMT, Fire,
             Pharmacy   Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated
           -----------  -------------  -------------   ---------    ------------

Net Sales   $23,227,203   $ 4,716,266   $ 1,596,473    $        -    $29,539,942
Operating
income (loss)   559,236        73,027      (134,880)     (248,365)       249,018
Total
assets  9,178,350     2,904,186       684,641       709,764     13,476,941
Depreciation
 and
amortization $   146,432  $    43,921   $    15,295    $      804    $   206,452

  Summary data for the three months ended December 31, 2001:
                             Medical and EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated
            ---------    -----------    ------------   ---------    ------------

Net Sales   $ 9,881,519   $ 2,235,338   $ 1,100,359    $        -    $13,217,216
Operating
income (loss)   196,277       118,016       (67,153)      (88,947)       158,193
Total assets  7,059,285     3,037,703     1,172,097     1,254,331     12,523,416
Depreciation
 and
amortization $   78,883   $    54,019   $    14,543    $    1,033    $   148,478

    Summary data for the six months ended December 31, 2001:
                             Medical and EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate    Consolidated
            ----------   ------------   ------------   ---------    ------------

Net Sales   $18,940,460   $ 4,638,098   $ 2,219,304    $        -    $25,797,862
Operating
income (loss)   411,434       179,459       (88,521)     (130,070)       372,302
Total assets  7,059,285     3,037,703     1,172,097     1,254,331     12,523,416
Depreciation
 and
amortization $  131,451   $    82,679   $    29,701    $    2,037    $   245,868

   FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2002

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants for all periods presented (1,693,600 for the six months ended December 31, 2002) were not included in the computation of net income per share because the effect of inclusion would be anti-dilutive.

5. Options and Warrants:

The Company has a stock option plan under which employees and directors may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest semi-annually over a three-year term to all directors and certain officers and expire in ten years from date of grant.

The Company complies with statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based compensation" ("SFAS 123"). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of fiscal 2003 or the first and second quarter of fiscal 2002. There were 770,000 options granted in the second quarter of fiscal 2003.

                                  Three months ended     Six months ended
                                      December 31,          December 31,
                                      2002      2001      2002        2001
                                      ----      ----      ----        ----
Net income (loss):             $    83,350 $  147,469   $  249,018   $ 350,904
Total stock-based employee and
director compensation expense
determined under fair value
based method for all awards    (1,136,838)   (125,198)   (1,259,613)  (250,396)
                               ----------  ----------    ----------  ---------
Pro forma net income (loss)   $(1,053,488) $   22,271   $(1,010,595) $ 100,508
                              ===========  ==========   ===========  =========

  FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Options and Warrants: continued,
                                  Three months ended     Six months ended
                                      December 31,          December 31,
                                      2002      2001      2002      2001
                                      ----      ----      ----      ----
Earnings (loss) per share:
   Basic and diluted, as reported     $ .02     $ .04     $ .07     $ .09
   Basic, pro forma                   $(.28)    $ .01     $(.27)    $ .03

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

     The Company had three business segments for the six months ended December 31, 2002 and December 31, 2001: 1) retail pharmacy drug store chain ("pharmacy segment"), (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical and surgical equipment and supplies") and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire and police departments ("EMT, fire, police segment"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

NET SALES

     Total sales for the six months ended December 31, 2002 increased by 14.5% to $29,539,942 from $25,797,862 for the six months ended December 31, 2001.

     Total sales for the three months ended December 31, 2002 increased by 13.7% to $15,027,092 from $13,217,216 for the three months ended December 31, 2001.

The following table shows sales by business segment for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001 and for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001:

                  Six months Ended                 Three months ended
                    December 31,    % increase        December 31,    %increase
Business Segment       2002          2001 (decrease)     2002          2001(decrease)
----------------   -----------   -----------  ----     -----------   -----------


Pharmacy segment $23,227,203  $18,940,460  22.6%  $11,840,600   $ 9,881,519    19.8%
Medical and
 surgical equipment
 and supplies      4,716,266    4,638,098   1.7     2,479,895     2,235,338    10.9

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,


                    Six months Ended                 Three months ended
                    December 31,    % increase        December 31,      % increase
Business Segment    2002          2001 (decrease)     2002          2001 (decrease)
----------------   -----------   -----------  ----     -----------   -----------
EMT, fire, police
 segment           1,596,473     2,219,304 (28.1)      706,597     1,100,359  (35.8)
                 -----------   ---------- ----     -----------   -----------  ---
Total for business
  segments       $29,539,942   $25,797,862  14.5%  $15,027,092   $13,217,216  13.7%
                 ===========   ===========  ====   ===========   ===========  ====

    The pharmacy segment's sales increased $4,286,743 to $23,227,203 or 22.6% for the six months ended December 31, 2002 as compared to $18,940,460 for the same period in 2001. This was due to the purchase of an existing pharmacy and continued increase in volume of prescription drug sales as a result of marketing focused on assisted living and home-based sectors, increased advertising and home delivery service. Additionally, the pharmacy chain continues to increase its sales of prescriptions to non-profit organizations.

     The pharmacy chain segment's sales increased $1,959,081 to $11,840,600 or 19.8% for the three months ended December 31, 2002 as compared to $9,881,519 for the same period in 2001. The reasons for the increases are the same as mentioned above.

     The medical and surgical equipment and supplies segment's sales increased $78,168 to $4,716,266 or 1.7% for the six months ended December 31, 2002 as compared to $4,638,098 for the same period in 2001. The increase was due to its subsidiary, Nyer Internet, of $559,591. Nyer Internet's sales increased by adding to the number of products available on-line and additional advertising. ADCO had a decrease in sales of supplies and equipment of $492,260 due to their discontinuing sales of unprofitable items, increased competition from cut rate competitors and the sale of the respiratory division in 2001.

     The medical and surgical equipment and supplies segment's sales increased $244,557 to $2,479,895 or 10.9% for the three months ended December 31, 2002 as compared to $2,235,338 for the same period in 2001. The main reasons for the increases are mentioned above.

     The EMT, fire, police segment had a decrease in sales of $622,831 to $1,596,473 or 28.1% for the six months ended December 31, 2002 as compared to $2,219,304 for the same period in 2001. The reasons for this decrease are reduced municipal budgets throughout the sales territory and a down turn in the economy resulting in lower tax revenues which resulted in fewer available funds for fire and police departments. In addition, fire and police departments have partially altered the focus of their purchasing to include merchandise that relates to biological and chemical remediation items and homeland security products, which items this segment does not sell. Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous 100% owner of one of the segment's police companies.

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

NET SALES: continued,

     The EMT, fire, police equipment and supplies segment had a decrease in their sales of $393,762 to $706,597 or 35.8% for the three months ended December 31, 2002 as compared to $1,100,359 for the same period in 2001. The main reasons for this decrease are mentioned above.

GROSS PROFIT MARGINS. Our overall gross profit margins were 21.5% for the six months ended December 31, 2002, an increase of .8% over the same period in 2001. Overall gross profit margins for the three months ended December 31, 2002 were 21.7%, an increase of 1.4% for the same period in 2001.

The following is a table of gross profit margin percentages by business segment for the six months ended December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001:

                       Six months ended        Three months ended
                         December 31,             December 31,
Business Segment        2002      2001           2002       2001
                        ----      ----           ----       ----

Pharmacy segment        20.1%     18.8%          20.3%      18.4%
Medical and surgical
 equipment and supplies 28.0      28.1           28.3       28.8
EMT, fire, police
 segment                22.0      21.6           22.6       19.6
Total for business      ----      ----           ----       ----
 segments               21.5%     20.7%          21.7%      20.3%
                        ====      ====           ====       ====

     The pharmacy segment had an increase in its gross profit margins of 1.3% to 20.1% for the first six months ended December 31, 2002 as compared to 18.8% for the same period in 2001. The increase was due to reduced purchasing expense because of increased volume. The segment expects sales growth to continue to be strong in its core business, but expects pressures on profit margins to further intensify. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. The pharmacy segment expects other third party payors to follow. Increased sales volume and a decrease in costs will help offset lower insurance reimbursements on prescription drugs.

     The pharmacy segment's gross profit margins increased 1.9% to 20.3% for the three months ended December 31, 2002 as compared 18.4% for the same period in 2001. The reasons for the increase in its gross profit margins are as mentioned above.

 FORM 10-Q/A    NYER MEDICAL GROUP, INC. 000-20175 DECEMBER 31, 2002
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Gross Profit Margins: continued,

     The medical and surgical equipment and supplies segment's gross profit margins decreased .1% to 28.0% for the six months ended December 31, 2002 from 28.1% for the same period in 2001. The decrease was the result of increased sales volume for Nyer Internet which generally has lower margins consistent with Internet marketers. Nyer Internet's gross margins for the six months ended December 31, 2002 and 2001 was 22%. ADCO's gross profit margins was 30.0% for the six months ended December 31, 2002 and 29.0% for the same period in 2001.

     The medical and surgical equipment and supplies segment's gross profit margins decreased by .5% to 28.3% for the six months ended December 31, 2002 as compared to 28.5% for the same period in 2001. See above for reasons.


     The EMT, fire, police segment had a slight increase in its gross profit margins of .4% to 22.0% for the six months ended December 31, 2002 as compared 21.6% for the same period in 2001. This increase was the result of discontinuing the sale of lower gross margin merchandise.

     The EMT, fire, police segment had an increase in its gross profit margins of 3.0% to 22.6% for the three months ended December 31, 2002 as compared to 19.6% for the same period in 2001. The reasons for the increase are mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Consolidated selling, general and administrative expenses ('S,G&A') increased $879,597 or 17.6% to $5,883,058 for the six months ended December 31, 2002 as compared to $5,003,461 for the same period 2001. S,G&A expenses increased $484,027 or 18.7% to $3,075,590 for the three months ended December 31, 2002 as compared to $2,591,563 for the same period 2001.



    The following table shows the breakdown by business segment for the six months ended December 31, 2002 and 2001 and for the three months ended December
31, 2002 and 2001:
                          Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2002         2001           2002        2001
                          ----         ----           ----        ----
Pharmacy segment        $3,832,110   $3,044,399    $1,984,684  $1,590,544
Medical and surgical
  equipment and
  supplies               1,245,162    1,202,383       645,773     600,894
EMT, fire, police
 segment                   463,250      545,289       216,915     272,094
Corporate                  342,536      211,390       228,218     128,031
                        ----------   ----------    ----------  ----------
Total for business
segments                $5,883,058   $5,003,461    $3,075,590  $2,591,563
                        ==========   ==========    ==========  ==========

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS, continued,

     The Pharmacy segment had an increase in its S,G&A expenses of $787,711 to $3,832,110 or 25.9% six months ended December 31, 2002 as compared to $3,044,399 for the same period in 2001. The increases came from the additional overhead costs associated with the acquisition and operation of an additional pharmacy, increased labor costs for hourly employees and pharmacists due to a shortage of available pharmacists. This segment also increased its marketing efforts.

     The Pharmacy segment had an increase in its S,G&A expenses of $394,140 to $1,984,684 or 24.8% for the three months ended December 31, 2002 as compared to $1,590,544 for the same period in 2001. The reasons for the increase in S,G&A are as stated above.

     The medical and surgical equipment and supplies segment's S,G&A expenses increased $42,779 to $1,245,162 or 4% for the six months ended December 31, 2002 as compared to $1,202,383 for the same period in 2001. The internet subsidiary had increased expenses due to additional advertising and personnel costs associated with increased sales. Also, ADCO's lower S,G&A expenses were lower due to a decrease in sales and associated costs and the sale of the respiratory division in December 2001, which eliminated the respiratory salaries and related expenses.

     The medical and surgical equipment and supplies segment's S,G&A expenses increased $44,879 to $645,773 or 7.5% for the three months ended December 31, 2002 as compared to $600,894 for the same period in 2001. The reasons for the increases are as stated above.

     The EMT, fire, police segment experienced a decrease in its S,G&A expenses of $82,039 to $463,250 or .15% for the six months ended December 31, 2002 as compared $545,289 for the same period in 2001. This decrease was due to lower sales and associated costs.

     The EMT, fire, police segment experienced a decrease in its S,G&A expenses of $55,179 to $216,915 or 20.3% for the three months ended December 31, 2002 as compared $272,094 for the same period in 2001. The reasons for the decrease are as stated above.

     The Corporate segment's overhead had an increase of $131,146 to $342,536 or 62.0% for the six months ended December 31, 2002 as compared $211,390 for the same period in 2001. The additional overhead costs are primarily due to to additional accounting, legal and stock related expenses.

     The Corporate segment's overhead had an increase of $100,187 to $228,218 or 78.3% for the three months ended December 31, 2002 as compared $128,031 for the same period in 2001.

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002


                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

OTHER INCOME AND EXPENSE:

    The following table shows the breakdown of interest expense by business segment for the six months ended December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001:

                           Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2002         2001           2002        2001
                          ----         ----           ----        ----
Pharmacy segment        $  7,693     $  5,162       $  3,915     $  (252)
Medical and surgical
 equipment and
 supplies                  9,323       10,259          5,422       5,419
EMT, fire, police
 segment                     824          633            692         329
Corporate                      -            -              -           -
                        --------     --------       --------    --------
Total for business
segments                $ 17,840     $ 16,054       $ 10,029    $  5,496
                        ========     ========       ========    ========

Our interest expense remained approximately the same due to new debt for the purchase of pharmacies and decreased due to the pay down of exiting debt.

     The following table shows the breakdown of interest income by business segment for the six months ended December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001:

                           Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2002         2001           2002        2001
                          ----         ----           ----        ----
Pharmacy segment        $  8,187     $  6,345       $  4,169     $ 3,244
Medical and surgical
 equipment and
 supplies                  9,625       10,648          5,085       4,351
EMT, fire, police
 segment                       7            -              7           -
Corporate                  5,245       13,593          2,570       2,607
                        --------     --------       --------    --------
Total for business
segments                $ 23,064     $ 30,586       $ 11,831    $ 10,202
                        ========     ========       ========    ========
Interest income was generated from accounts receivable accounts, a note related to the sale of the respiratory division and highly liquid government instruments.

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2002

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

OTHER INCOME AND EXPENSE: continued,

     The following table shows the breakdown of other income by business segment for the six months ended December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001:

                           Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2002         2001           2002        2001
                          ----         ----           ----        ----
Pharmacy segment        $   454      $ 75,649       $   174    $ 53,550
Medical and surgical
 equipment and
 supplies                     -        77,001             -      77,001
EMT, fire, police
 segment                    300             -             -           -
Corporate                     -             -             -           -
                        -------      --------       -------    --------
Total for business
segments                $   754      $152,650       $   174    $130,551
                        =======      ========       =======    ========

Other income was from a purchase commitment and the sale of the respiratory division.

     The following table shows the breakdown of minority interest which is predominately the 20% minority interest in the pharmacy chain segment for the six months ended December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001:
                           Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2002         2001           2002        2001
                          ----         ----           ----        ----
Pharmacy segment       $139,809     $102,858        $69,703      $49,069

Medical and surgical
 equipment and
 supplies                     -            -              -            -
EMT, fire, police
 segment                   (194)         (95)          (139)          84
Corporate                     -            -              -            -
                       --------     --------        -------      -------
Total for business
segments               $139,615     $102,763        $69,564      $49,153
                       ========     ========        =======      =======

 FORM 10-Q/A        NYER MEDICAL GROUP, INC.   000-20175    DECEMBER 31, 2002

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

     Nyer Nutritional incurred $0 in net costs for the six months ended December 31, 2002 and $21,398 in net costs for the same period in 2001. Nyer Nutritional incurred $0 in net costs for the three months ended December 31, 2002 as compared to $10,724 in net costs for the same period in 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was $598,261 for the six months ended December 31, 2002 as compared to $148,639 for the same period in 2001.

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

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, retail pharmacy acquisitions, capital expenditures and repayment of debt.

     During the six months ended December 31, 2002, we had an increase in cash provided by operations due to increased earnings in our pharmacy segment offset by losses in the fire and police segment.

Cash - At December 31, 2002, we had approximately $1.8 million in cash. We invest available cash in highly liquid government instruments.

Accounts receivable - At December 31, 2002, we had accounts receivable of approximately $4.1 million. Although our sales have increased, our accounts receivables have remained the same, principally due to the fact that insurance companies pay for most prescriptions within 5 weeks.

Debt - We had $666,150 of debt as of December 31, 2002. Our debt increased due to the acquisition of two retail pharmacies. Because of our cash balances, we have not borrowed to fund operations.

FORM 10-Q/A        NYER MEDICAL GROUP, INC.   000-20175    DECEMBER 31, 2002

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


Item 1.  Legal Proceedings                            None

Item 2.  Changes in Securities and Use of Proceeds    None

Item 3.  Defaults upon Senior Securities              None

Item 4.  Submissions of Matters to Vote of Security Holders

     At the Company's annual meeting of shareholders held on December 6, 2002, the shareholders of the Company elected the following persons as directors of the Company each to serve for a three-year term until the Company's annual meeting of shareholders for 2005 and until their successors are duly elected and qualified: Samuel Nyer and Donald C. Lewis, Jr.. The results of the voting were as follows:
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

FORM 10-Q/A       NYER MEDICAL GROUP, INC. 000-20175 DECEMBER 31, 2002

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

      3. 10.3 Stock Option Agreement, dated as of December 6, 2002, between Nyer Medical Group, Inc. and Samuel Nyer

      4. 10.4 Stock Option Agreement, dated as of December 6, 2002, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc.

      5.  99.1 Certification by Chief Executive Officer and Chief Financial
          Officer

 (b)   Reports on Form 8-K                    None

FORM 10-Q/A        NYER MEDICAL GROUP, INC.   000-20175    DECEMBER 31, 2002

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           NYER MEDICAL GROUP, INC.


     Date:  July 15, 2003                  /s/ Samuel Nyer
                                               Samuel Nyer,

                                               Chief Executive Officer
                                               and Principal Executive
                                               Officer







     Date:  July 15, 2003                 /s/ Karen L. Wright
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ('the Evaluation Date'); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Samuel Nyer
    Chief Executive Officer and
    Principal Executive Officer
    July 15, 2003
                                       25

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ('the Evaluation Date'); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Karen L. Wright
    Chief Financial Officer
    and Principal Financial Officer
    July 15, 2003

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

ARTICLE 2  AWARDS

     2.1  Form of Awards

    Awards under the Plan may be granted any combination of the following forms:
(i) incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and the terms of Article 4 and Sections 5.4 and 5.8 of this Plan; (ii) non-qualified stock options ("Non-Qualified Stock Options"), and (iii) Non-Qualified Stock Options that are automatic stock options ("Automatic Stock ptions") (unless otherwise indicated, references in the Plan to "Options" shall include Incentive Stock Options, Non-Qualified Stock Options, and Automatic Stock Options).

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

ARTICLE 5  STOCK OPTIONS

     5.1  Grant of Options, Option Term
            Options may be granted under the Plan for the purchase of shares of Common Stock. Options shall be granted in such form and upon such terms and conditions, including the satisfaction of corporate or individual performance objectives as the Committee shall from time to time determine and any vesting standards established pursuant to Section 5.6. The Options shall be exercisable for a period of no more 10 years from the date of grant, except where a shorter period is required for Incentive Stock Options or in the written Option Agreement required pursuant to Article 10 hereof, subject in any event to earlier termination as provided in Article 7.

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

     7.5  Termination of Unvested Options

                  All Options, which were not vested and exercisable by a Terminated Person as of the Termination Date of such Terminated Person shall terminate as of such date, except as expressly provided in the written agree-ment relating to the Options or as otherwise expressly determined by the Committee in its sole discretion. Options shall not be affected by any change of employment so long as the recipient continues to be employed by either the Corporation or a subsidiary or affiliate.

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

5. Payment for Stock.

                Options may be exercised in whole or in part (but not for any fractional shares of Common Stock). Shares of Common Stock purchased upon the exercise of the Option shall be paid for at the time of purchase. Such payment may be made as follows (or by any combination of the following), in the sole discretion of the Committee: (i) in United States currency by delivery of a certified check, bank draft or postal or express money order payable to the order of the Corporation, (ii) by surrender of a number of Mature Shares (as defined below) of Common Stock held by the Optionee exercising the Option equal to the quotient obtained by dividing (A) the aggregate exercise price payable with respect to the Option then being exercised by (B) the Market Price (as defined below) on the date of exercise, (iii) if the Corporation has established a program for the cashless exercise of Options through a broker or other similar arrangements or programs, then in accordance with the terms and conditions of such programs and arrangements, (iv) other property acceptable to the Committee or (v) a loan of money to an Optionee, the proceeds of which shall be used by the Optionee to exercise all or a portion of the Option granted hereunder. If a loan is made by the Corporation to the Optionee as contemplated in (v) above, the Optionee shall execute a promissory note evidencing such loan and such note shall (I) provide for full recourse to the maker, (II) bear interest at a rate no less than the applicable Federal rate (within the meaning of Section 1274 of the Code), and (III) contain such other terms as the Committee in its sole discretion shall determine, including securing the loan by a pledge of the shares of Common Stock issued upon exercise of the Option. Upon receipt of a notice of exercise and payment in accordance with the procedures set forth above, the Corporation or its agent shall deliver to the persons exercising the Option (or his or her designee) a certificate for such Shares. "Mature Shares" means shares of Common Stock owned by the Optionee for a period of at least six consecutive months prior to the exercise of the Option in question. "Market Price" means the per share value of the Common Stock and shall be determined as follows: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market (collectively, "Nasdaq") the Market Price on any day shall be, in the sole discretion of the Committee, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consoli- dated trading listing for such day or (y) the closing price reported on the consolidated trading listing for such day; (ii) if the Common Stock is quoted on the OTC Bulletin Board, the Market Price on any day shall be the average of the representative bid and asked prices at the close of business for such day; (iii) if the Common Stock is not listed on a national stock exchange or quoted on Nasdaq or listed on the OTC Bulletin Board, the Market Price on any day shall be the average of the high bid and low asked prices reported by the National Quotation Bureau, LLC (the "NQB") for such day; or (iv) if the Common Stock is not listed on a national stock exchange, quoted on Nasdaq, quoted on the OTC Bulletin Board or reported on by the NQB, the Market Price on any day shall be the fair market value of one share of Common Stock on such day as determined by the Committee.

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

4. Exercise Procedures.

a) Notice of Exercise. The Optionee or the Optionee's representative may exercise this Option by giving written notice as set forth in Section 9j) hereof in a manner substantially in the form annexed hereto as Exhibit A. The notice shall specify the election to exercise this Option, the number of Shares with respect to which this Option is being exercised and the form of payment (if more than one form is available). The notice shall be signed by the person exercising this Option. In the event that this Option is being exercised by the representative of the Optionee, the notice shall be accompanied by proof (satisfactory to the Committee (as defined below)) of the representative's right to exercise this Option. The Optionee or the Optionee's representative shall deliver to the Corporation at the time of giving the notice, payment in a form provided under Section 5 for the full amount of the exercise price applicable to that portion of this Option being exercised. "Committee" means the committee comprised of at least two (2) members of the Board) appointed by the Board to administer this Agreement, or, in the case that no such committee has been appointed, the term "Committee" shall mean the Board.

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

5. Payment for Stock.

     Options may be exercised in whole or in part (but not for any fractional shares of Common Stock). Shares of Common Stock purchased upon the exercise of the Option shall be paid for at the time of purchase. Such payment may be made as follows (or by any combination of the following), in the sole discretion of the Optionee: (i) in United States currency by delivery of a certified check, bank draft or postal or express money order payable to the order of the Corporation, (ii) by surrender of a number of Mature Shares (as defined below) of Common Stock held by the Optionee exercising the Option equal to the quotient obtained by dividing (A) the aggregate exercise price payable with respect to the Option then being exercised by (B) the Market Price (as defined below) on the date of exercise, (iii) if the Corporation has established a program for the cashless exercise of Options through a broker or other similar arrangements or programs, then in accordance with the terms and conditions of such programs and arrangements, (iv) other property acceptable to the Committee or (v) a loan of money to an Optionee, the proceeds of which shall be used by the Optionee to exercise all or a portion of the Option granted hereunder. If a loan is made by the Corporation to the Optionee as contemplated in (v) above, the Optionee shall execute a promissory note evidencing such loan and such note shall (I) provide for full recourse to the maker, (II) bear interest at a rate no less than the applicable Federal rate (within the meaning of Section 1274 of the Code), and III) contain other reasonable terms; provided, however, that the Optionee shall not be permitted to choose a method of payment for the Shares which may violate applicable law. Upon receipt of a notice of exercise and payment in accordance with the procedures set forth above, the Corporation or its agent shall deliver to the persons exercising the Option (or his or her designee) a certificate for such Shares. "Mature Shares" means shares of Common Stock owned by the Optionee for a period of at least six consecutive months prior to the exercise of the Option in question. "Market Price" means the per share value of the Common Stock and shall be determined as follows: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market (collectively, "Nasdaq") the Market Price on any day shall be, in the sole discretion of the Committee, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or
(y) the closing price reported on the consolidated trading listing for such day;
(ii) if the Common Stock is quoted on the OTC Bulletin Board, the Market Price on any day shall be the average of the representative bid and asked prices at the close of business for such day; (iii) if the Common Stock is not listed on a national stock exchange or quoted on Nasdaq or listed on the OTC Bulletin Board, the Market Price on any day shall be the average of the high bid and low asked prices reported by the National Quotation Bureau, LLC (the "NQB") for such day; or (iv) if the Common Stock is not listed on a national stock exchange, quoted on Nasdaq, quoted on the OTC Bulletin Board or reported on by the NQB, the Market Price on any day shall be the fair market value of one share of Common Stock on such day as determined by the Committee.

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

     5.


EXHIBIT 99.1



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Nyer Medical Group, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q/A for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

July 15, 2003          /s/ Samuel Nyer
                           Samuel Nyer,
                           Chief Executive Officer and
                           Principal Executive Officer

July 15, 2003          /s/ Karen L. Wright
                           Karen L. Wright
                           Chief Financial Officer and
                           Principal Financial Officer