Form 10-Q/A
period 2003-03-31
NYER MEDICAL GROUP INC
filed 2003-07-21
CIK 884647

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

  FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 2003

                                EXPLANATORY NOTE

The Registrant is amending the Form 10Q for the three and nine months ended March 31, 2003, to reflect information relative to the Financial Accounting Standards Boards ("FASB") Statement 142, "Goodwill and Other Intangible Assets" and FASB 148 "Accounting for Stock Based Compensation - Transition and Disclosure". Upon evaluation of the intangibles, it was determined that prescription lists purchased by the Company were not covered by the standard. Initially, the Company ceased amortizing the prescription lists. This amendment and restatement reflects amortization of the prescription lists for only the three months ended March 31, 2003. As a result of this amendment and restatement, the net loss for the three months ended March 31, 2003 decreased by $23,514 to $65,069 from $88,583 and the net income for the nine months ended March 31, 2003 remained the same. Originally, the Company did not apply FASB Statement 142 for the three months ended September 30, 2002 and for the three and six months ended December 31, 2002. The Company corrected this in its quarterly filing in March 31, 2003. Since then, the Company has amended its Form 10Q for the three months ended September 30, 2002 and for the three months and six months ended December 31, 2002 to correct the amortization of the prescription lists.

                                      INDEX
                                      PART I
                              FINANCIAL INFORMATION
                                                                  Page No.
  Item 1.  Financial Statements:
           Consolidated Balance Sheets, March 31, 2003
                and June 30, 2002                                       3
           Consolidated Statements of Operations, Three Months
                Ended March 31, 2003 and March 31, 2002                 5
           Consolidated Statements of Operations, Nine Months
                Ended March 31, 2003 and March 31, 2002                 6
           Consolidated Statements of Cash Flows, Nine Months
                Ended March 31, 2003 and March 31, 2002                 7
           Selected Notes to Consolidated Financial Statements          9
  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   13
  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               20
  Item 4.  Controls and Procedures                                     21
                          PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings                                           22
  Item 2.  Changes in Securities and Use of Proceeds                   22
  Item 3.  Defaults upon Senior Securities                             22
  Item 4.  Submissions of Matters to Vote of
           Security Holders                                            22
  Item 5.  Other information                                           22
  Item 6.  Exhibits and Reports on Form 8-K                            22

            Signatures                                                 23
  Certification of Chief Executive Officer and
             Chief Financial Officer                                   24

  Exhibits and Reports on Form 8-K

           99.1 Certification by Chief Executive Officer and Chief
           Financial Officer                                           26

     FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                  ASSETS


                                           March 31,      June 30,
                                             2003           2002
                                             ----           ----
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $ 1,181,089    $ 1,550,374
  Accounts receivable, less allowance
  for doubtful accounts of $512,168 at
  March 31, 2003 and $469,923
  at June 30, 2002                         4,027,003      4,541,505
  Inventories, net                         5,840,851      5,290,995
  Prepaid expenses                           254,037        300,495
  Receivables from related parties             8,895          8,895
                                         -----------    -----------
            Total current assets          11,311,875     11,692,264
                                         -----------    -----------
Property, plant and equipment, at
  cost:
  Land                                        92,800         92,800
  Building                                   644,008        641,508
  Leasehold improvements                   1,038,535        928,321
  Machinery and equipment                     74,653         71,189
  Transportation equipment                   356,918        366,099
  Office furniture, fixtures,
    and equipment                          1,189,012      1,099,793
                                         -----------    -----------
                                           3,395,926      3,199,710
  Less accumulated depreciation
    and amortization                      (2,050,441)    (1,823,060)
                                         -----------    -----------
                                           1,345,485      1,376,650


Goodwill                                     104,463        104,463
Other intangible assets                      545,475        349,563
Advances due from related companies           41,563         41,563
                                         -----------    -----------
                                             691,501        495,589
                                         -----------    -----------


            Total assets                 $13,348,861    $13,564,503
                                         ===========    ===========





     See accompanying notes to consolidated financial statements.

   FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,      June 30,
                                              2003           2002
                                              ----           ----
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt       $   264,022   $   184,669
  Accounts payable                          3,821,147     4,138,814
  Accrued payroll and related taxes           276,115       441,313
  Accrued expenses and other
    liabilities                               322,626       431,520
  Current portion of payable due
    related party                             206,110       206,110
                                          -----------   -----------
           Total current liabilities        4,890,020     5,402,426
                                          -----------   -----------

Long-term debt, net of current
  portion                                     364,304       329,367
Payable due related party, net
  of current portion                           11,403       101,403
Minority interest                           1,133,636       965,758

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at March 31, 2003
    and June 30, 2002
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,769,062 at March 31, 2003
    and at June 30, 2002                          377           377
  Additional paid-in capital               17,691,946    17,691,946
    Treasury stock (12,100 shares at
    March 31, 2003 and
    June 30, 2002)                            (52,249)      (52,249)
   Accumulated deficit                    (10,690,577)  (10,874,526)
                                          -----------   -----------


     Total shareholders' equity             6,949,498     6,765,549
                                          -----------   -----------
            Total liabilities and
             shareholders' equity         $13,348,861   $13,564,503
                                          ===========   ===========

See accompanying notes to consolidated financial statements.

   FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended
                                        March 31,        March 31,
                                          2003             2002
                                          ----             ----
Net sales                             $14,609,781        $13,463,572
                                      -----------        -----------
Cost and expenses:
  Cost of goods sold                   11,478,109         10,740,332
  Selling and retail                    1,923,112          1,661,905
  Warehouse and delivery                  253,274            200,130
  Administrative                          990,159            719,784
                                      -----------        -----------
                                       14,644,654         13,322,151
                                      -----------        -----------
    Operating (loss) income               (34,873)           141,421

Other income (expense):
  Interest expense                         (8,951)           (11,442)
  Interest income                          10,658             19,723
  Other                                     7,160               (256)
                                      -----------        -----------
       Total other income (expense):        8,867              8,025
                                      -----------        -----------
(Loss) income before
       minority interest                  (26,006)           149,446
Minority interest                         (28,263)           (48,619)
                                      -----------        -----------
  (Loss) income from continuing
       operations before income
       taxes                              (54,269)           100,827
                                      -----------        -----------
   Provision for income taxes             (10,800)           (17,441)
  (Loss) income from continuing
       operations after income
       taxes                              (65,069)            83,386
                                      -----------        -----------
Discontinued operations:
  Loss from Nyer
   Nutritional Systems                          -            (28,695)
                                      -----------        -----------
  Net loss from discontinued
         operations                             -            (28,695)
                                      -----------        -----------
  Net (Loss) income                   $   (65,069)       $    54,691
                                      ===========        ===========
  Basic and diluted (loss) income
       per share:
    Continuing operations             $      (.02)       $       .02
    Discontinued operations                     -                  -
                                      -----------        -----------
  Basic and diluted (loss) income
       per share                      $      (.02)       $       .02
                                      ===========        ===========
Weighted average common shares
    outstanding                         3,756,962          3,756,962
                                      ===========        ===========
     See accompanying notes to consolidated financial statements.

FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Nine Months Ended
                                        March 31,        March 31,
                                          2003             2002
                                          ----             ----
Net sales                             $44,149,723        $39,261,434
                                      -----------        -----------
Cost and expenses:
  Cost of goods sold                   34,672,338         31,200,850
  Selling and retail                    5,700,651          4,885,182
  Warehouse and delivery                  761,487            595,518
  Administrative                        2,587,465          2,104,580
                                      -----------        -----------
                                       43,721,941         38,786,130
                                      -----------        -----------
        Operating income                  427,782            475,304

Other income (expense):
  Interest expense                        (26,791)           (27,496)
  Interest income                          33,722             50,309
  Other                                     7,914            152,394
                                      -----------        -----------
       Total other income (expense):       14,845            175,207
                                      -----------        -----------
  Income before
       minority interest                  442,627            650,511
Minority interest                        (167,878)          (151,382)
                                      -----------        -----------
Income from continuing
       operations before income
       taxes                              274,749            499,129
                                      -----------        -----------
    Provision for income taxes            (90,800)           (43,441)
 Income from continuing
       operations after income
       taxes                              183,949            455,688
                                      -----------        -----------
Discontinued operations:
  Loss from Nyer
       Nutritional Systems                      -            (50,093)
                                      -----------        -----------
  Net loss from discontinued
         operations                             -            (50,093)
                                      -----------        -----------
  Net Income (loss)                   $   183,949        $   405,595
                                      ===========        ===========
  Basic and diluted income
       per share:
    Continuing operations             $       .05        $       .12
    Discontinued operations                     -               (.01)
                                      -----------        -----------
  Basic and diluted income
       per share                      $       .05        $       .11
                                      ===========        ===========
Weighted average common shares
    outstanding                         3,756,962          3,756,962
                                      ===========        ===========
     See accompanying notes to consolidated financial statements.
FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003
                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                         Nine Months Ended
                                   March 31, 2003  March 31, 2002
                                   --------------  --------------
  Cash flows from operating
      activities:
  Net income (loss)                    $ 183,949      $ 405,595
  Adjustments to reconcile net
      income to net cash
      used by operating activities:
  Depreciation                           271,758        291,513
  Amortization                            44,088         76,990
  Gain on sale of property, plant
   and equipment                          (7,170)             -
  Gain on sale of respiratory
      division                                 -        (77,001)
  Minority interest                      167,878        151,382
  Decrease in deferred credit                  -        (58,877)
  Changes in certain working capital
      elements                          (580,654)      (781,328)
                                       ---------      ---------
      Net cash flows provided by
       operating activities               79,849          8,274
                                       ---------      ---------
Cash flows from investing
activities:
  Purchase of pharmacy assets           (240,000)      (218,748)
  Purchase of property, plant and
      equipment                         (248,594)      (123,492)
  Proceeds from sale of division               -        150,000
  Proceeds from sale of property, plant
      and equipment                       15,170              -
  Net change in advances due from
      related companies                        -           (825)
  Increase in other assets, net                -         (5,232)
      Net cash used in                  --------       --------
           investing activities         (473,424)      (198,297)
                                        --------       --------
Cash flows from financing activities:
  Loan repayment from stock sale rec.          -        115,500
  Proceeds from issuance of
      long-term debt                     240,000        369,701
  Payments of long-term debt            (125,710)      (100,340)
  Net repayments of notes to
      related parties                    (90,000)       (80,000)
                                        --------       --------
      Net cash provided by
           financing activities           24,290        304,861
                                       ---------      ---------
Net increase (decrease) in cash
      and cash equivalents              (369,285)       114,838
Cash and cash equivalents,
      beginning of period              1,550,374        374,423
                                      ----------      ---------
Cash and cash equivalents,
      end of period                   $1,181,089      $ 489,261
                                      ==========      =========
       See accompanying notes to consolidated financial statements.

     FORM 10-Q/A   NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                         Nine  Months  Ended
                                       March 31,      March 31,
                                         2003           2002
                                         ----           ----

Changes in certain working capital
     elements:
  Accounts receivable, net            $  514,503     $   14,247
  Inventories                           (549,856)      (389,956)
  Prepaid expenses                        46,458        (46,164)
  Receivables from related parties             -            820
  Accounts payable                      (317,667)      (313,342)
  Accrued payroll and related
      taxes                             (165,198)          (426)
  Accrued expenses and other
      liabilities                       (108,894)       (46,507)
                                      ----------     ----------

     Net change                       $ (580,654)    $ (781,328)
                                      ==========     ==========




Supplemental cash flow information:

Cash paid during the first
    nine months:

     Interest                         $   26,791      $   12,771
                                      ==========      ==========
     Income taxes                     $  193,247      $   13,353
                                      ==========      ==========

   FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2.  Goodwill and Other Intangible Assets:

    In June of 2001, the FASB issued Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement as of July 1, 2003 and discontinued the amortization of goodwill. In addition, the Company was required to review its goodwill. Based on the Company's review, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for the three and nine month periods ended March 31, 2003, reconciles them to the adjusted net income and earnings per share had the non-amortization provisions of Statement 142 been applied in that period and compares them to the three and nine month periods ended March 31, 2002:

                                   Nine months ended     Three months ended
                                       March 31,              March 31,
                                     2003      2002         2003     2002
                                     ----      ----         ----     ----

Reported net income (loss)         $ 183,949 $ 405,595    $(65,069) $  54,691
Effect of goodwill amortization            -     9,000           -      3,000
                                   --------- ---------    --------  ---------

As adjusted                        $ 183,949 $ 414,595    $(65,069) $  57,691
                                   ========= =========    ========  =========

Reported earnings (loss) per share $     .05 $     .11    $   (.02) $     .02
Effect of goodwill amortization            -       . -           -          -
                                   --------- ---------    --------  ---------

As adjusted                        $     .05 $     .11    $   (.02) $     .02
                                   ========= =========    ========  =========

FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Goodwill and Other Intangible Assets: continued,

     March 31, 2003         Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                                 ---       --------      --------      --------
       Prescription lists         15     $  378,000      $145,580      $232,420
       Non-compete agreements    3-5        750,100       437,045       313,055
                                         ----------      --------      --------
           Totals                        $1,128,100      $582,625      $545,475
                                         ==========      ========      ========

     June 30, 2002          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                                 ---       --------      --------      --------
       Prescription lists         15       $378,000      $126,998      $251,002
       Non-compete agreements    3-5        510,100       411,539        98,561
                                           --------      --------      --------
           Totals                          $888,100      $538,537      $349,563
                                           ========      ========      ========
    Aggregate Amortization Expense:
    For the nine months ended March 31, 2003         $ 44,088

    Estimated Amortization:
            For the fiscal year 2003                 $ 70,784
            For the fiscal year 2004                  106,784
            For the fiscal year 2005                   89,960
            For the fiscal year 2006                   73,294
            For the fiscal year 2007                   73,294

3. Business Segments: The Company had three business segments for the three months ended March 31, 2003 and 2002 and for the nine months ended March 31, 2003 and 2002: (1) retail pharmacy drug store chain (2)
    wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire and police departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the three months ended March 31, 2003:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate  Consolidated
            ----------   ------------   ------------   ---------  ------------
Net Sales  $11,653,274   $ 2,298,748    $   657,759    $       -  $ 14,609,781
Operating
income (loss)  180,896        20,616        (73,956)    (162,429)      (34,873)
Total assets 9,390,114     2,694,480        710,056      554,211    13,348,861
Depreciation  and
amortization $  87,757   $    15,341    $     5,936    $     360  $    109,394

   FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Business segments: continued,

    Summary data for the nine months ended March 31, 2003:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate   Consolidated
            ----------   ------------   ------------   ---------   ------------
Net Sales  $34,880,478   $ 7,015,013   $ 2,254,232    $        -    $44,149,723
Operating
income (loss)1,022,420        96,341      (186,014)     (504,965)       427,782
Total assets 9,390,114     2,694,480       710,056       554,211     13,348,861
Depreciation
 and
amortization $ 234,189   $    59,262   $    21,231    $    1,164    $   315,846



Summary data for the three months ended March 31, 2002:

                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies   Corporate   Consolidated
            ----------   ------------   ------------   ---------   ------------
Net Sales  $10,317,233   $ 2,276,264   $   870,075    $        -    $13,463,572
Operating
income (loss)  283,680        64,306       (77,167)     (129,398)       141,421
Total assets 7,737,461     2,856,794     1,175,163     1,276,855     13,046,273
Depreciation
 and
amortization $  79,200   $    28,545   $    13,843    $    1,047    $   122,635


    Summary data for the nine months ended March 31, 2002:
                          Medical and    EMT, Fire,
             Pharmacy    Surgical and   Police Equip.
              Chain         Supplies    and Supplies  Corporate   Consolidated
            ----------   ------------   ------------  ---------   ------------
Net Sales   $29,257,693   $ 6,914,362   $ 3,089,379   $        -    $39,261,434
Operating
income (loss)  792,367       166,376      (142,651)     (340,788)       475,304
Total assets 7,737,461     2,856,794     1,175,163     1,276,855     13,046,273
Depreciation
 and
amortization$  210,651   $   111,224   $    43,544    $    3,084    $   368,503

4.  Earnings per share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants for

   FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Earnings per share: continued,

all periods presented (1,693,600 for the nine months ended March 31, 2003) were not included in the computation of net income per share because the effect of inclusion would be anti-dilutive.

5.  Options and Warrants:

The Company has a stock option plan under which employees and directors may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest semi-annually over a three-year term to all directors and certain officers and expire in ten years from date of grant.

The Company complies with statement of SFAS 123, "Accounting For Stock-Based compensation". This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transact-tions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but discloses pro forma net loss as if the Company had applied the SFAS No. 123 method of accounting.

Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the first or third quarter of fiscal 2003, 770,000 options were granted in the second quarter of fiscal 2003. No stock options were granted in the first quarter of fiscal 2002. There were 40,000 stock options granted in the second quarter and 24,000 stock options granted in the third quarter of fiscal 2002.

                                 Three months ended      Nine months ended
                                     March 31,              March 31,
                                   2003      2002        2003         2002
                                   ----      ----        ----         ----
Net (loss) income:             $ (65,069)  $ 54,691    $ 183,949    $ 405,595
Total stock-based employee and
director compensation expense
determined under fair value
based method for all awards      (22,588)   (102,475)   (1,241,601)  (307,426)
                               ----------   ---------  -----------   --------
Pro forma net income (loss)    $ (87,657)  $ (47,784)  $(1,057,652) $  98,169
                               ==========  ==========  ===========  =========

   FORM 10-Q/A     NYER MEDICAL GROUP, INC   000-20175    MARCH 31, 2003

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

     The Company had three business segments for the nine months ended
March 31, 2003 and March 31, 2002: 1) retail pharmacy drug store chain ("pharmacy segment"), (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical and surgical equipment and supplies"), and
(3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments and police departments ("EMT, fire and police segment"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

NET SALES:
---------
     Total sales for the nine months ended March 31, 2003 increased by 12.5% to $44,149,723 from $39,261,434 for the nine months ended March 31, 2002.

     Total sales for the three months ended March 31, 2003 increased by 8.5% to $14,609,781 from $13,463,572 for the three months ended March 31, 2002.

The following table shows sales by business segment for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 and for the three months ended March 31, 2003 as compared to the three months ended
March 31, 2002:

              Nine months Ended                  Three months ended
               March 31,       % increase          March 31,       % increase
Business Segment 2003     2002   (decrease)     2003          2002  (decrease)
---------------- ----     ---- -----------      ----          ----  ---------

Pharmacy segment$34,880,478  $29,257,693  19.2%   $11,653,274 $10,317,233 12.9%
Medical and
surgical equipment
 and supplies     7,015,013    6,914,362   1.5      2,298,748   2,276,264  1.0
EMT, fire and
 police segment   2,254,232    3,089,379 (27.0)       657,759     870,075(24.4)
                -----------  -----------  ----    ----------- ----------- ----
Total for
 business
 segments       $44,149,723  $39,261,434  12.5%   $14,609,781 $13,463,572  8.5%
                ===========  ===========  ====    =========== ===========  ===

    The pharmacy segment's sales increased $5,622,785 to $34,880,478 or 19.2% for the nine months ended March 31, 2003 as compared sales of $29,257,693 for the nine months ended March 31, 2002. This was due to the purchase of two existing pharmacies and a continuing increase in volume on prescription drugs as a result of a continuing marketing campaign focused on assisted living and

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Net Sales: continued,

home-based sectors, by increased advertising and home delivery service. Additionally, the pharmacy continues to increase its sales of prescriptions to non-profit organizations.

     The pharmacy segment's sales increased $1,336,041 to $11,653,274 or 12.9% for the three months ended March 31, 2003 as compared to March 31, 2002 of $10,317,233 are the same as mentioned above. The pharmacy chain purchased an existing pharmacy in March of 2003 which resulted in approximately $125,000 in sales.

     The medical and surgical equipment and supplies segment's sales increased $100,651 to $7,015,013 or 1.5% for the nine months ended March 31, 2003 as compared to the same period ended March 31, 2002 of $6,914,362. The increase in sales was due to its subsidiary, Nyer Internet of $842,396. Nyer Internet's sales increase is due to the company increasing the number of products available on-line and increased advertising. ADCO had a decrease in their sales of supplies and equipment of $736,608 due to their discontinuing of unprofitable items and increased competition from cut rate competitors.

     The medical and surgical equipment and supplies segment's sales increased $22,484 to $2,298,748 or 1.0% for the three months ended March 31, 2003 as compared to $2,276,264 for the three months ended March 31, 2002. The main reasons for the increases are mentioned above.

     The EMT, fire and police segment had a decrease in their sales of $835,147 to $2,254,232 or (27.0%) for the nine months ended March 31, 2003 as compared to $3,089,379 for the same period ended March 31, 2002. This is due to many factors including tighter municipal budgets through-out their sales territory and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biological and chemical items and homeland security products, which Anton and Conway do not market. Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous 100% owner of one of the EMT, fire and police segment.

     The EMT, fire and police segment had a decrease in their sales of $212,316 to $657,759 or (24.4) for the three months ended March 31, 2003 as compared to $870,075 for the same period ended March 31, 2002. The main reasons for this decrease are mentioned above.

GROSS PROFIT MARGINS. Our overall gross margins were 21.5% for the nine months ended March 31, 2003, an increase of 1.0% over the same period ended
March 31, 2002.  Overall gross margins for the three months ended March
31, 2003 were 21.4%, an increase of 1.2% for the same period ended March 31, 2002.

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

GROSS PROFIT MARGINS: continued,

The following is a table of gross margin percentages by business segment for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                     Nine months ended        Three months ended
                          March 31,                March 31,
Business Segment      2003      2002           2003       2002
----------------      ----      ----           ----       ----
Pharmacy segment      20.1%     18.7%          19.9%      18.7%
Medical and
 surgical supplies
 and equipment        28.3      27.6           28.9       26.6
EMT, fire and
 police segment       22.0      21.5           22.2       21.4
                      ----      ----           ----       ----
Total for business
 segments             21.5%     20.5%          21.4%      20.2%
                      ====      ====           ====       ====

     The pharmacy segment's gross margin increased 1.4% to 20.1% for the first nine months ended March 31, 2003 as compared 18.7% for the same period of 2002. The increase in its gross margin is due to increased sales and volume discounts increased from their suppliers.

     The pharmacy segment's gross margin increased 1.2% to 19.9% for the three months ended March 31, 2003 as compared 18.7% for the same period of 2002.
The increase in its gross margin is due to increased sales and volume discounts increased from their suppliers.

     The medical and surgical equipment and supplies segment's gross margin increased .7% to 28.3% for the nine months ended March 31, 2003 from 27.6% for the nine months ended March 31, 2002. The increase in margin was the result of ADCO discontinuing unprofitable items in their sales of supplies and equipment which resulted in an increase in gross margin of 1.9%. Nyer Internet had an increase in their gross margin to 22.2% (1.2%) for the nine months ended March 31, 2003 from 21.0% nine months ended March 31, 2002. The reasons were increased sales volume and an increase in the minimum prepaid shipping requirement.

     The medical and surgical equipment and supplies segment's gross margin increased 2.3% to 28.9% for the three months ended March 31, 2003 from 26.6% for the three months ended March 31, 2002. See above for reasons.

     The EMT, fire and police segment had a slight increase in its margins to 22.0% (.5%) for the nine months ended March 31, 2003 as compared 21.5% for the nine months ended March 31, 2002. This increase was the result of concentra-tion on increasing its gross profit margins by dropping lower margin sales.

       The EMT, fire and police segment had a slight increase in its margins to 22.2% (.8%) for the three months ended March 31, 2003 as compared 21.4% for the three months ended March 31, 2002.

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.
---------------------------------------------
Consolidated selling, general and administrative expenses ("S,G&A")increased $1,464,323 to $9,049,603 for the nine months ended March 31, 2003, as compared to $7,585,280 for the nine months ended March 31, 2002. Consolidated S,G&A expenses increased $584,726 to $3,166,545 for the three months ended March
31, 2003, as compared to $2,581,819 for the three months ended March 31, 2002.

    The following table shows the breakdown by business segment for the nine months ended March 31, 2003 and 2002 and for the three months ended
March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002
----------------          ----         ----           ----        ----
Pharmacy segment        $5,973,519   $4,693,069    $2,141,409  $1,648,670
Medical and
 surgical equipment
 and supplies            1,887,630    1,743,044       642,468     540,662
EMT, fire and
 police segment            683,489      808,378       220,239     263,089
Corporate                  504,965      340,789       162,429     129,398
Total for business      ----------   ----------    ----------  ----------
segments                $9,049,603   $7,585,280    $3,166,545  $2,581,819
                        ==========   ==========    ==========  ==========

     The Pharmacy segment had an increase in its S,G&A expenses of $1,280,450 to $5,973,519 or 27.3% for the nine months ended March 31, 2003 as compared to $4,693,069 for the nine months ended March 31, 2002. Its increases came from the additional overhead costs associated with the acquisition and operation of two additional pharmacies of $325,000, increased labor costs for hourly employees of approximately $100,000 and a shortage of available salaries, continuing marketing campaign focused on assisted living and home-based sectors, which has increased advertising expense by approximately $100,000.

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

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS, continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: continued,

     The Pharmacy segment had an increase in its S,G&A expenses of $492,739 to $2,141,409 or 29.9% for the three months ended March 31, 2003 as compared to $1,648,670 for the three months ended March 31, 2002. The reasons for the increase in S,G&A expenses are stated above.

     The medical and surgical equipment and supplies segment's S,G&A expenses increased $144,586 to $1,887,630 or 8.3% for the nine months ended March 31, 2003 from $1,743,044 for the nine months ended March 31, 2002. ADCO had an increase in its S,G & A expenses of $11,800. This increase was due to rent of warehouse space and one employee associated with the bulk purchase of brand name medical products of approximately $47,000. This was compared to $0 for the nine months ended March 31, 2002. ADCO's selling expenses are lower due to a decrease in sales and the costs associated. S,G & A expenses for the internet segment increased approximately $151,000 due to increased advertising and personnel costs.

     The medical and surgical equipment and supplies segment's S,G&A expenses increased $101,806 to $642,468 or 18.8% for the three months ended March 31, 2003 as compared to $540,662 for the three months ended March 31, 2002. The reasons for the increases are stated above.

     The EMT, fire and police segment experienced a decrease in its S,G&A expenses of $124,889 to $683,489 or (15.4%) for the nine months ended March 31, 2003 as compared $545,289 for the nine months ended March 31, 2002. This decrease was due to lower sales and their associated costs.

     The EMT, fire and police segment experienced a decrease in its S,G&A expenses of $42,850 to $220,239 or (16.3%) for the three months ended March 31, 2003 as compared $263,089 for the three months ended March 31, 2002. The reasons for the decrease are stated above.

     The Corporate segment's overhead had an increase due mainly to additional overhead attributable to additional accounting, legal and stock related expenses for the nine months end March 31, 2003 as compared to March 31, 2002 and for the three months end March 31, 2003 as compared to March 31, 2002.

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Other expense and income expense:

    The following table shows the breakdown of interest expense by business segment for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002
----------------          ----         ----           ----        ----

Pharmacy segment        $11,249      $11,250        $ 3,556     $ 6,086
Medical and
 surgical equipment
 and supplies            14,102       15,292          4,779       5,035
EMT, fire and
 police segment           1,440          954            616         321
Corporate                     -            -              -           -
                        -------      -------        -------     -------
Total for business

segments                $26,791      $27,496        $ 8,951     $11,442
                        =======      =======        =======     =======

Our interest expense remained approximately the same due to new debt for the purchase of pharmacies and decreased due to the pay down of exiting debt.

    The following table shows the breakdown of interest income by business segment for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002
----------------          ----         ----           ----        ----

Pharmacy segment        $ 13,351     $ 20,317       $ 5,164     $ 13,972
Medical  and
 surgical equipment
 and supplies             14,403       14,524         4,778        3,876
EMT, fire and
 police segment                7            -              -
Corporate                  5,961       15,468            716       1,875
                        --------     --------       --------    --------
Total for business
segments                $ 33,722     $ 50,309       $ 10,658    $ 19,723
                        ========     ========       ========    ========

Interest income was from accounts receivable, a note related to the sale of the respiratory division and from highly liquid government instruments.

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

    The following table shows the breakdown of other income by business segment for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002
----------------          ----         ----           ----        ----
Pharmacy segment        $   744      $ 75,393       $   290    $  (256)
Medical and
 surgical equipment
 and supplies                 -        77,001             -          -
EMT, fire and
 police segment           7,170             -         6,870          -
Corporate                     -             -             -          -

Total for business      -------     ---------       -------     ------
segments                $ 7,914     $ 152,394       $ 7,160     $ (256)
                        =======     =========       =======     ======

Other income was from a purchase commitment and from the sale of the respiratory division.

The following table shows the breakdown of minority interest which mainly represents the 20% minority interest in the pharmacy chain segment for the nine months ended March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002:

                          Nine months ended           Three months ended
                              March 31,                   March 31,
Business Segment          2003         2002           2003        2002
----------------          ----         ----           ----        ----
Pharmacy segment       $168,091     $151,668        $28,281      $48,810
Medical and
 surgical equipment
 and supplies                 -            -              -            -
EMT, fire and
 police segment            (213)        (286)           (18)        (191)
Corporate                     -            -              -            -
                       --------     --------        -------      -------
Total for business
segments               $167,878     $151,382        $28,263      $48,619
                       ========     ========        =======      =======

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

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

DISCONTINUED OPERATIONS: continued,

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

FORM 10-Q/A       NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2003

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

     Date:  July 21, 2003                 /s/ Samuel Nyer

                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer






     Date: July 21, 2003                  /s/ Karen L. Wright
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              Officer

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Samuel Nyer
    Chief Executive Officer and
    Principal Executive Officer
    July 21, 2003
                                  24

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Karen L. Wright
    Chief Financial Officer
    and Principal Financial Officer
    July 21, 2003

Item 6.  Exhibits and Reports on Form 8-K: continued,


EXHIBIT 99.1



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                        PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Nyer Medical Group, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on FORM 10-Q/A for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 21, 2003         /s/ Samuel Nyer
                          Samuel Nyer,
                          Chief Executive Officer and
                          Principal Executive Officer

July 21, 2003         /s/ Karen L. Wright
                          Karen L. Wright
                          Chief Financial Officer and
                          Principal Financial Officer





A signed original of this written statement required by Section 906 has been provided to Nyer Medical Group, Inc. and will be retained by Nyer Medical Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.