Form 10-K
period 2003-06-30
NYER MEDICAL GROUP INC
filed 2003-09-29
CIK 884647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended June 30, 2003

                                            or

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                    1 of 109
                                        1

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Company's common stock held by non-affiliates, as of December 31, 2002, was approximately $3,438,828 based upon the closing price.

There were 3,784,962 shares of common stock outstanding as of September 26, 2003.

Documents Incorporated by Reference:

Registration Statement on Form S-18 filed on April 13, 1992. Form 10-KSB filed April 1996. Form 10-K filed October 2002.


Each of the foregoing documents incorporated by reference are incorporated by reference into the Exhibits section of Part IV of this Form 10-K.

                                     PART I
ITEM 1.  Business.

General

     Nyer Medical Group, Inc. (Company or Nyer), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Pharmacies. D.A.W., Inc. (Eaton), 80% owned by the Company, is a chain of pharmacy drug stores located in the suburban Boston, Massachusetts area.

    Medical and surgical equipment and supplies. Three wholly owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO), ADCO South Medical Supplies, Inc. (ADCO South) and Nyer Internet Companies, Inc. are engaged in the wholesale and retail sale of medical and surgical equipment and supplies throughout New England, Florida, Nevada and worldwide through the Internet sales.

    Fire and police equipment and supplies. Anton Investments, Inc. (Anton) and Conway Associates, Inc. (Conway), each 80% owned by the Company, sell wholesale and retail equipment, supplies and novelty items to emergency medical services, fire and police departments throughout most of New England.

    Corporate. Salaries of the officers of the holding company are included in this segment as well corporate expenses such as reporting costs, accounting and legal fees. The corporate segment includes Nyer Nutritional Systems, Inc., (Nyer Nutritional), which is 80% owned by the Company. It is accounted for as a discontinued operation.

    We are a subsidiary of Nyle International Corp. (Nyle).

    We have a policy requiring less than wholly-owned subsidiaries to reimburse us for its costs in providing management services to Anton, Conway total $45,000 annually. Eaton has a service agreement with us wherein they pay a fee equal to one-third of 1% of its net sales for the prior fiscal quarter in exchange for services performed. This fee was increased in 2002 from a maximum of $80,000 to $120,000, annually. The subsidiaries are also required to reimburse the Company for any additional legal, auditing and accounting fees.

    For additional business segment information for the years ended June 30, 2003 and 2002, for the six months ended June 30, 2001 and the year ended December 31, 2000, see footnote 18 in the Notes to Consolidated Financial Statements.

Retail Pharmacies Business - Pharmacy chain

Eaton Apothecary

     In August 1996, we acquired 80% of D.A.W., Inc. d/b/a Eaton Apothecary, a 13 store chain of pharmacies operating in the greater Boston area.

     Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under a five-year extension of their original employment contract. Their original five-year employment contract commenced in August 1996 and expired August 5, 2001. Control of the Board of Directors of Eaton is split between representatives from Nyer and the minority shareholders. Additionally, one member of Eaton's management occupies a seat on our Board of Directors, which seat is currently vacant.

     Eaton operates 13 pharmacies within the metro-Boston Massachusetts market place with net sales of approximately $47.8 million in fiscal 2003. The majority of our stores are between 2,000 and 3,000 sq. ft. with the emphasis of operations on the pharmacy department Eaton offers free delivery service of prescription medication to its customers. In fiscal 2003, prescription sales accounted for 92% of total sales.

Strategy

     Eaton's strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. The market for prescription medications is growing at an ever-increasing pace as the baby-boomers age, direct to consumer advertising continues and new and improved medications continue to enter the market. Eaton believes that its strategy of focusing on the core of the business within a low fixed cost prototype has resulted in its becoming the least cost producer within the industry. Eaton believes that this advantage will become increasingly important as pharmacy benefit management companies continue to squeeze margins and the state Medicaid program continues to grapple with budget constraints and rising manufacturer prices.

     Eaton is the leading niche-market pharmacy provider in Massachusetts. It, in conjunction with the Lynn Community Health Center, operates the only dually licensed pharmacy in the state. It has contracts with three of the largest PACE (Progressive All-inclusive Care for the Elderly) providers in the state as well as the Boston HealthCare for the Homeless program. In each of the instances, Eaton provides pharmacy services consistent with Section 340B of the Public Health Services Act under its replenishment model. Eaton operates two Medicine-On-time medication management systems. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing homes. The Medicine-On-Time system is the preferred system of most Assisted Living Facilities. Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. The U.S. census predicts this market segment to be the largest growing housing sector in the nation over the next decade. In addition to growth in the assisted living and homebound sectors, many new customers have been gained by word of mouth throughout the visiting nurse and health center communities. Sales within these niche segments were approximately $8 million in fiscal 2003. Eaton expects growth within its niche categories to be the fastest growing segment of its business over the next several years.

     Eaton continues to seek acquisition opportunities within contiguous markets to grow its business. Eaton acquires stores both with the intent of continuing operations or effectuating consolidations with existing locations. Eaton acquired two locations in each of the last two fiscal years; two continue to operate and two were consolidated into existing locations.

     Eaton installed a McKesson Autoscript II robot at its Dorchester location and has committed to install automated dispensing systems at three other locations in fiscal 2004. Automation within the pharmacy results in less dispensing errors, shorter wait times for its customers and overall increased efficiencies.

Customers and Third-Party Payors

     During the year ended June 30, 2003, approximately 83 % of our pharmacy sales were to customers covered by health plan contracts, which typically contract with a third-party (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchase in exchange for reduced prescription rates. During the year ended June 30, 2003, the top five third-party payors, which provide administrative and payment services for multiple health plan contracts and customers, accounted for approximately 69% of our total sales, the largest of which represented 25% of our total sales. During the year ended June 30, 2003, Medicaid agencies accounted for approxi- mately 25% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Regulation

     Our business is subject to various federal and state regulations. For example, pursuant to Omnibus Budget Reconciliation Act of 1990 ("OBRA") and Massachusetts regulations, our pharmacists are required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription during if the warning could reduce or negate such effect.

     Our pharmacies and pharmacists must be licensed by the Massachusetts board of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration and are subject to Federal Drug Enforcement Agency regulations relative to our pharmacy operations, including purchasing, storing and dispensing of controlled substances. If we were to violate any applicable statute, rule or regulation, our licenses and registra-tions could be suspended or revoked.

     Our pharmacies are subject to patient privacy and other obligations, including corporate pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act. As a covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information, provide a notice of privacy practice to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.


     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in the state legislature that would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include prescription drug benefit proposals for Medicare participants. Although we believe we are well positioned to respond to these developments, we cannot predict the outcome or effect of legislation resulting from these reform efforts.

Medical Products/Service

ADCO - ADCO South - Nyer Internet

     ADCO started as a quality distributor of home health, medical, surgical and laboratory supplies and equipment in Bangor, Maine in 1963. ADCO supplies all areas of health care products to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals.

     ADCO is one of the larger independent wholesale medical distributors located in New England (excluding national competitors), with a wholesale customer base of over 1,125 active customers.

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

     ADCO derives 89% of its revenues from sales to institutional customers (primarily nursing homes and physician offices), while the balance comes from its retail and home health customers. ADCO maintains a 23,000 square foot facility containing a 3,000 square foot retail showroom located in Bangor, Maine.

     ADCO South began operations in 1992 and is located in West Palm Beach, Florida. ADCO South's sales are from medical supplies and equipment primarily to physicians and clinics in the Palm Beach and Broward County areas of South Florida. It does virtually no home health care business.

     Nyer Internet began operations in May 1999. We embarked on both business to business (b2b) and business to consumer (b2c) Internet commerce, beginning with an interactive web site, medicalmailorder.com. The Company continues to develop multiple web sites. These sites are used to aid in directing consumers through an on-line medical mall and its store directories to locate the appropriate site that best fits their medical needs. We currently own two active web sites that have interactive and secure on-line transactions; medicalmailorder.com and physicanEquipment.com. The synergies from our medical distribution business with our on-line business has enabled us to grow this subsidiary.

     Marketing

     Our sales are achieved through the services of independent sales representatives who travel throughout New England and South Florida, through telemarketing, catalogs and mailing campaigns for existing customers and the Internet.

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

EMT, Fire, Police Products/Services Business

Anton Investments, Inc. - Conway Associates, Inc.

     Anton and Conway sell fire, police and rescue equipment and supplies that are sold to municipal and industrial accounts throughout most of the New England area.

     We purchased an 80% interest in Anton Investments Inc. in 1993. Anton conducts approximately 90% of its business with municipal and industrial fire departments, while law enforcement agencies and emergency rescue units comprise 10% each.

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

     The Company acquired 80% of Conway's stock in February 1996. Conway conducts about 95% of its business with municipal and industrial fire departments, with the remainder being emergency rescue units throughout New England. Conway has been in business since 1971. Its market area is approximately 58% in Massachusetts, 16% in New Hampshire, 1% in Vermont, 5% in Maine, with the remainder outside of New England including 11% in New York.

     Anton and Conway sell to the following: municipal and industrial fire departments, industrial and power supply companies and emergency medical and rescue units. Conway sells turnout gear, footwear and other items of clothing worn by these companies, equipment and supplies that are used in these industries.

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

     Competition

     All of Anton's and Conway's fire, police and rescue products are subject to competition. Some of this competition is through companies utilizing direct mail or telemarketing efforts. Despite the presence of competition, Anton and Conway believes its extensive inventory and emphasis on service give them a slight edge over the competition.

     Both Anton's sales and Conway's sales have been declining since 1997 due to increased competition as competitors opened new locations in Anton's territories. In March 2001, Michael and Paula Anton opened a business similar to Anton's business located in the same area.

Nutritional Supplies

Nyer Nutritional Systems, Inc.

     Nyer Nutritional is an 80% owned subsidiary started in December of 1996. Nyer Nutritional ceased active operations in the fall of 1999.

     In May 2002, the Company assigned all of its rights, licenses and interest in all patents to Nyer Nutritional's minority shareholder. In return, the minority shareholder released the Company from any and all obligations, including, without limitation, all royalty payments guaranteed from the 1996 license agreement.

     None of our Companies have significant backlogs and our businesses are not seasonal.

Employees

     The Company believes their employees represent one of our most valuable resources. As of the date of this report, including its executive officers, we have 126 full-time and 143 part-time employees. Eaton employs 75 full-time and 135 part-time employees, ADCO employs 34 full-time employees, ADCO South employs 5 full-time employees, Nyer Internet employs 4 full-time employees and one part-time, Anton employs 2 full-time employees and 1 part-time employee, Conway employs 5 full-time employees and 6 part-time salesmen, SCBA uses Conway's personnel and the Company directly employs one full-time person. None of our employees are covered by a collective-bargaining agreement. Management believes that our relationship with our employees is excellent and that we have a loyal work force.

ITEM 2.  Properties.

     Our executive offices, and ADCO and Nyer Internet, are located at 1292 Hammond Street, Bangor, Maine, where ADCO's warehouse and retail store are also located. The pharmacies have 15 leases, averaging approximately 2,200 square feet each, throughout the suburban Boston area. One of the leases is for office space of approximately 2,000 square feet and another is for space in the process of being constructed to replace an existing lease. Our monthly lease payments range from $562 to $8,000. The leases have varying expiration dates with all having renewal options.

     The medical segment owns a 23,000 square foot facility located in Bangor, Maine, which currently has a mortgage for $152,284 on its building. The monthly costs, including mortgage payments and taxes (but excluding utilities) is $6,800. It also leases 12,772 square feet of warehouse space in Bangor, Maine, 2,640 square feet of warehouse and office space in Henderson, Nevada and 6,172 square feet of warehouse and office space in West Palm Beach, Florida.

     The fire and police segment leases approximately 5,295 square feet of warehouse and office space in Scarborough, Maine. The lease expires January 31, 2004. It also leased a showroom and office space in Pembroke, New Hampshire, which the Company closed in September 2003. We also leased approximately 2,000 square feet of warehouse and office space located in Wilmington, Massachusetts. In August 2003, the Company closed this location and moved the existing business to Haverhill, Massachusetts. The Haverhill location leases approximately 4,000 square feet of warehouse and office space rented on a month-to-month basis.

     We believe our current premises are adequate for our current foreseeable needs.

ITEM 3.  Legal Proceedings.

     We are not a party to any material litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

                          PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters.

Qualification with NASDAQ

     Our shares of common stock are listed and traded on the Nasdaq SmallCap Market under the symbol: NYER.

     The continuation of quotations on Nasdaq is subject to certain conditions The failure to meet these conditions may prevent our common stock from continuing to be quoted on Nasdaq and may have an adverse effect on the market for our common stock.

     As of September 26, 2003, there were approximately 810 holders of our shares of common stock. The high and low bid prices for our common shares for the calendar quarterly periods are as follows:

                         2003            2002            2001
                         ----            ----            ----
                      Closing Bids    Closing Bids    Closing Bids
                      HIGH    LOW     HIGH    LOW     HIGH    LOW
                      ----    ---     ----    ---     ----    ---
First Quarter        $1.25   $1.00   $2.71   $1.95   $4.25   $3.38
Second Quarter        1.44     .65    2.40    1.82    3.31    1.86
Third Quarter            -       -    2.08    1.55    3.19    1.35
Fourth Quarter           -       -    1.79    1.15    3.90    1.60

     Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions. Our shares are traded sporadically, which may affect the prices.

     Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.



  ITEM 6:  Selected Financial Data

                       Selected Financial Data

               2003*        2002*        2001**       2000***      1999***      1998***
               ----         ----         ----         ----         ----         ----
Summary of Operations:
 Sales         $59,899,317  $54,100,058  $23,903,627  $41,975,445  $39,856,911  $36,936,034
 Gross Margin
                13,243,523   11,255,234    4,949,483    8,981,805    7,535,806    7,746,753
 Operating
  income (loss)
  from continuing
  operations
                   757,533      341,813      (95,383)    (556,324)  (1,760,010)    (410,881)
  Income (loss)
   from continuing
   operations      499,137      293,233     (129,868)    (330,966)  (1,428,625)     153,573
  (Loss)from
   discontinued
   operations            -      (50,419)     (87,893)    (307,689)    (744,020)  (1,993,764)
  Net income
  (loss)       $   499,137 $    242,814  $  (217,761) $  (638,655) $(2,172,645) $(1,840,191)

  Per Share Data:
  Net income (loss)
                                  per weighted
   average of common
   shares from
   continuing
   operations       $  .13      $   .07      $  (.04)    $   (.09)    $   (.38)    $   .04
  Net(loss) per weighted
 average of common shares
from discontinued
operations               -         (.01)        (.02)        (.08)        (.20)       (.53)
   Net Loss per
   weighted
   average of
   common shares
                  $   .13       $   .06      $  (.06)    $   (.17)    $   (.58)    $  (.49)

Year-End Position:
Total assets   $14,300,445  $13,564,503  $12,603,077  $12,634,831  $13,173,635  $14,412,042
Net working
 capital         6,855,530    6,289,838    5,841,459    5,854,127    6,831,097    8,410,421




Long-term debt
 (including
 related party
 and excluding
 current portion)  418,425      430,770      458,554      551,902      998,628    1,003,531
Minority
 interest        1,243,533      965,758      765,552      685,468      580,312      744,357
Shareholders'
 equity
               $ 7,316,962  $ 6,765,549  $ 6,407,235  $ 6,612,316  $ 7,228,971  $ 9,032,866

 * For the twelve months ended June 30, 2003 and 2002 ** For the six months ended June 30, 2001 *** For the twelve months ended December 31, 2000, 1999 and
 1998

  No cash dividends have been declared in the periods presented.


ITEM 7. Management's Discussion And Analysis of Financial Condition and Results of Operation.

     Effective June 30, 2001, we changed our fiscal year end from December 31 to June 30, accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended June 30, 2003 and 2002, for the year ended June 30, 2002 as compared to the year ended June 30, 2001 and for the six months ended June 30, 2001 as compared to six months ended June 30, 2000 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

     We had three business segments for the years ended June 30, 2003, 2002 and 2001 and December 31, 2000: (1) retail pharmacy drug store chain ("pharmacies"),
(2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"), and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, ("Fire and police"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

Year Ended June 30, 2003 Compared to June 30, 2002.

NET SALES. Total sales for the twelve months ended June 30, 2003 increased by 10.7% from June 30, 2003 to $59,899,317 from $54,100,058 in 2002.

     The following table shows sales by business segment for the years ended June 30, 2003 and 2002:

Business Segment                      2003            2002    % increase
                                      ----            ----    (decrease)

Pharmacies                       $47,778,600     $40,686,119     17.4
Medical and surgical
  equipment and supplies           9,193,894       9,188,343        -
Fire and police                    2,926,823       4,225,596    (30.7)
                                 -----------     -----------    -----
Total for business segments      $59,899,317     $54,100,058     10.7
                                 ===========     ===========    =====


    The pharmacies segment's sales increased $7,092,481 to $47,778,600 or 17.4% for the year ended June 30, 2003 as compared to $40,686,119 for the year ended June 30, 2002. The increases were due to: increased sales from non-profit organizations of $2,035,000; the acquisition of two pharmacies in March 2003 and June 2003 resulted in an increase of $729,000; the first full year of sales from acquisitions in year 2002 of approximately $2,153,000. The remainder was due to continued increases in volume on prescription drugs due to increased advertising.

    The medical segment increased $5,551 in 2003 to $9,193,894 or 0% for the year ended June 30, 2003 as compared to $9,188,343 for the year June 30,2002. The medical segment's sales did not increase due to their discontinuing of unprofitable items and increased competition from cut rate competitors.

    The fire and police segment's sales decreased by $1,298,773 to $2,926,823 or (30.7%) for the year ended June 30, 2003 as compared to $4,225,596 for the year ended June 30, 2002. This decline is due to many factors including tighter municipal budgets through-out the sales territories and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biological and chemical items and homeland security products, which this segment does not market. Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous 100% owner of one of the fire and police segment. This segment is also discontinuing the sale of unprofitable items.

GROSS PROFIT MARGINS. Our overall gross profit margins were 22.1% in 2003 as compared to 20.8% in 2002.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2003 and 2002:

Business Segment                      2003            2002
                                      ----            ----
Pharmacies                            20.7            19.3
Medical                               28.8            28.1
Fire and police                       24.3            19.4
                                      ----            ----
                                      22.1            20.8
                                      ====            ====


     The pharmacies segment's gross profit margins increased 1.4% to 20.7% for the year ended June 30, 2003 as compared to 19.3% for the year ended June 30, 2002. The increase was due to increased sales and larger discounts from their suppliers.

     The medical segment's gross profit margins had an increase of .7% to 28.8% for the year ended June 30, 2003 as compared to 28.1% for the year ended June 30, 2002. This increase was the result of discontinuing the sale of unprofitable items. Also, this segment increased its minimum prepaid shipping requirement.

     The fire and police segment had an increase in its gross profit margins of 4.9% to 24.3% for the year ended June 30, 2003 as compared to 19.4% at June 30, 2002. This increase was the result of cessation of sales of lower profit margin items.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 14.4% in 2003 to $12,485,990 as compared to $10,913,421 in 2002.

     The following table shows the breakdown by business segment for the years ended June 30, 2003 and 2002:

Business Segment                      2003            2002    % Increase
                                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $ 8,202,613     $ 6,704,030     22.4
Medical                            2,688,020       2,553,515      5.3
Fire and police                      910,049       1,066,465    (14.7)
Corporate                            685,308         589,411     16.3
                                 -----------     -----------    -----
                                 $12,485,990     $10,913,421     14.4
                                 ===========     ===========    =====

    The pharmacies increased S,G & A expenses $1,498,583 to $8,202,613 or 22.4% for the year ended June 30, 2003 as compared to $6,704,030 for the year ended June 30, 2002. The increase came from the additional overhead costs associated with the acquisition and operation of two additional pharmacies of $187,225, the first full year of expenses associated with the acquisition of two pharmacies for the year ended June 2002 of $2,153,407, increased labor costs of approximately $300,000 due to a shortage of available pharmacists and increased advertising expense by approximately $198,000.

     The medical segment's S,G&A expenses increased $134,505 or 5.3% to $2,688,020 for the year June 30, 2003 as compared to $2,553,515 for the year June 30, 2002. Advertising expense increased $174,043; an increase in warehouse rental space and one employee due to the bulk purchase of brand name medical products of approximately $51,000; an increase in personnel costs of approximately $50,000; and a decrease in its accounts receivable bad debt expense of $80,500.

     The fire and police segment's S,G&A expenses decreased by $156,416 or (14.7%) to $910,049 for the year June 30, 2003 as compared to $1,066,465 for the year June 30, 2002. This decrease was mainly due to expenses directly related to lower sales and associated costs.

     The Corporate segment's overhead increased by $95,897 or 16.3% to $685,308 for the year June 30, 2003 as compared to $589,411 for the year June 30, 2002. This was mainly due additional accounting, legal and stock related expenses.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented to fiscal 2002.

     In May 2002, the Company assigned all of its rights, licenses and interest in patents to Nyer Nutritional's minority shareholder. In return, the minority shareholder released the Company from any and all obligations.

     Nyer Nutritional incurred $0 costs in 2003, $50,419 in costs in 2002, including $7,054 in litigation expenses as compared to $230,295 in costs for the same period in 2001, which included $187,096 of litigation expenses.

INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2003 and 2002. In prior years the Company has concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets because the Company had continuing losses and loss carryforwards to utilize. However, as a result of a review at June 30, 2003, the Company has concluded that, because the Company has reached a level of profitability and because the Company believes the profitability will continue and utilize the remaining NOL, a deferred tax asset of $185,000 was recorded. Due to the uncertainty of the utilization of the timing differences, a full valuation allowance was provided. For more information, see footnote 12 in the Notes to Consolidated Financial Statements.

Income taxes (benefit)
                                         June 30       June 30
                                           2003          2002
                                           ----          ----
           Pharmacies                 $   460,000   $   331,000
           Medical                        (20,000)       41,000
           Fire and police                (80,000)      (97,000)
           Corporate                     (357,200)     (156,000)
                                      -----------   -----------
                                      $     2,800   $   119,000
                                      ===========   ===========

Year Ended June 30, 2002 Compared to June 30, 2001.

The following information for the twelve months ended June 30, 2002 and 2001 is presented for comparable purposes.
                                                     Unaudited
                                   Twelve months       Twelve months
                                     ended               ended
                                    June 30, 2002        June 30, 2001
                                    -----------          ------------
     Net sales                      $54,100,058          $ 45,505,707
     Costs and expenses              53,758,245           (45,899,219)
     Operating income (loss)            341,813              (393,512)
     Other income                       270,626               282,221
                                    -----------          ------------
     Income (loss) before minority
       interest                         612,439              (111,291)
     Minority interest expense, net of
       income taxes                    (200,206)             (165,989)
                                    -----------          ------------
     Income (loss) from continuing operations
       before income taxes              412,233              (277,280)
      Provision for income taxes       (119,000)              (40,000)
                                    -----------          ------------

     Loss from continuing operations
       after income taxes               293,233              (317,280)
                                    -----------          ------------
     Loss from discontinued
       operations                       (50,419)             (230,295)
                                    -----------          ------------
       Net Income (loss)            $   242,814          $   (547,575)
                                    ===========          ============

   Basic and diluted income (loss)
        per share:                         $.06                 $(.15)
                                           ====                 =====

NET SALES. Total sales for the twelve months ended June 30, 2002 increased by 18.9% from June 30, 2001 to $54,100,058 from $45,505,707 in 2001.

     The following table shows sales by business segment for the years ended June 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
                                      ----            ----     (decrease)
                                                               ---------
Pharmacies                       $40,686,119     $31,999,487     27.1
Medical                            9,188,343       8,417,883      9.2
Fire and police                    4,225,596       5,088,337    (17.0)
                                 -----------     -----------    -----
                                 $54,100,058     $45,505,707     17.3
                                 ===========     ===========    =====


    The pharmacies segment's sales increased approximately $8,700,000 to $40,686,119 or 27.1% for the year ended June 30, 2002 as compared to $31,999,487 for the year ended June 30, 2003 due to the acquisition of two pharmacies and continued increases in volume on prescription drugs as a result of increased advertising.

    The medical segment's sales increased $770,460 to $9,188,343 or 9.2% for the year ended June 30, 2002 as compared to $8,417,883 for the year ended June 30, 2001, mainly due to its Internet subsidiary, Nyer Internet. The number of products available online more than doubled. Online advertising increased by approximately $20,000.

    The fire and police segment's sales decreased by $862,741 to $4,225,596 or 17% for the year ended June 30, 2002 as compared to $5,088,337 for the year ended June 30, 2001. The main reason was less than anticipated sales and Conway had a change in sales management. This was due to tighter municipal budgets through-out the sales territories and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biological and chemical items and homeland security products, which this segment does not market. Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous 100% owner of one of the fire and police segment.

GROSS PROFIT MARGINS. Our overall gross profit margins were 20.8% in 2002 as compared to 21.2% in 2001.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2002 and 2001:

Business Segment                      2002            2001
                                      ----            ----
Pharmacies                            19.3            19.1
Medical                               28.1            29.2
Fire and police                       19.4            21.2
                                      ----            ----

                                      20.8            21.2
                                      ====            ====


     The pharmacies segment's gross profit margins remained approximately the same. Eaton expects sales growth to continue to be strong in its core business, but expects pressures on margins to further intensify. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. Eaton expects other third party payors to follow. The increased sales volume and a decrease in costs from the company's major supplier which will help offset lower insurance reimbursements on prescription drugs.

     The medical segment's gross profit margins had a decreased 1.1%, from 29.2% in 2001 to 28.1% in 2002. This decrease was due increased sales volume in the Company's Internet subsidiary, Nyer Internet. Nyer Internet had lower gross profit margins in order to compete on the Internet. Equipment sales, which generally have lower gross profit margins, increased by approximately $715,000.

    The fire and police segment had a decrease in its gross profit margins from 21.2% in 2001 as compared 19.4% in 2002. The decrease was due to less than anticipated sales with a low gross profit margin. Anton experienced a decline of 2.8% due to increased competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G,&A) increased 8.7% in 2002 to $10,913,421 as compared to $10,044,180 in 2001.

     The following table shows the breakdown by business segment for the years ended June 30, 2002 and 2001:

Business Segment                      2002            2001    % increase
                                      ----            ----    (decrease)
Pharmacy chain                   $ 6,704,030     $ 5,425,853     23.6
Medical and surgical
  equipment and supplies           2,553,515       2,599,075     (1.8)
Fire, police                       1,066,465       1,352,352    (21.1)
Corporate                            589,411         666,900    (11.6)
                                 -----------     -----------    -----

                                 $10,913,421     $10,044,180      8.7
                                 ===========     ===========    =====
     The pharmacies segment's S,G&A expenses increased $1,278,177 to $6,704,030 or 23.6% for the year ended June 30, 2002 as compared to $5,425,853 for the year ended June 30, 2001. The increase was due to additional labor costs and costs associated with the increase in sales of approximately $625,000.

     The medical segment's S,G&A expenses decreased $45,560 to $2,553,515 or 1.8% for the year ended June 30, 2002 as compared to $2,599,075 for the year ended June 30, 2001. An increase in the accounts receivable reserve was offset by the elimination of respiratory salaries and expenses due to the sale of this division in December 2001.

     The fire and police segment's S,G&A expenses decreased by $285,887 to $1,066,465 or 21.1% for the year ended June 30, 2002 as compared to $1,352,352 for the year ended June 30, 2001. This decrease was mainly due to expenses directly related to sales and a write-down of goodwill of $42,666 in 2001.

     The Corporate segment's overhead decreased $77,489 due mainly to a stock guarantee expense in connection with an anticipated acquisition in December 2001 of $100,000 and a stock charge of $36,190 which was expensed in the six months ended June 30, 2001. The Company experienced an increase in labor cost and accounting and legal expenses of approximately $45,000.

DISCONTINUED OPERATIONS. On October 25, 1999, the Board of Directors approved a plan for the disposal of its investment in Nyer Nutritional. Its results have been reported as discontinued operations for all periods presented

    Nyer Nutritional incurred $50,419 in costs in 2002, including $7,054 in litigation expenses as compared to $230,295 in costs for the same period in 2001, which included $187,096 of litigation expenses.

     In May 2002, the Company assigned all of its rights, licenses and interest in patents to Nyer Nutritional's minority shareholder. In return, the minority shareholder released the Company from any and all obligations.




    Sales for Nyer Nutritional were $0 for the years ended June 30, 2003 and June 30, 2002.

 Six Months Ended June 30, 2001 Compared to June 30, 2000.

The following information for the six months ended June 30, 2001 and 2000 is presented for comparable purposes.
                                               Unaudited
                                    Six months           Six  months
                                     ended                ended
                                    June 30, 2001        June 30, 2000
                                    -------------        -------------
     Net sales                       $23,903,627          $ 20,373,366
     Costs and expenses               23,999,010           (20,631,561)
                                     -----------          ------------
     Operating loss                      (95,383)             (258,195)
      Other income                        65,599               133,892
                                     -----------          ------------
     Loss before minority interest       (29,784)             (124,303)
     Minority interest expense, net of
       income taxes                      (80,084)              (19,251)
                                     -----------          ------------
     Loss from continuing operations
       before income taxes              (109,868)             (143,554)
      Provision for income taxes         (20,000)                    -
                                     -----------          ------------

     Loss from continuing operations
       after income taxes               (129,868)             (143,554)
                                     -----------          ------------
     Loss from discontinued
       operations                        (87,893)             (165,287)
                                     -----------          ------------
       Net Loss                      $  (217,761)         $   (308,841)
                                     ===========          ============
    Basic and diluted loss
       per share:                          $(.06)                $(.08)
                                           =====                 =====


NET SALES. Total sales for the six months ended June 30, 2001 increased by 17.3% from June 30, 2000 to $23,903,627 from $20,373,366 in 2000.

     The following table shows sales by business segments for the six months ended June 30, 2001 and 2000:

Business Segment             2001            2000    % increase
                             ----            ----     (decrease)
                                                       --------
Pharmacies               $16,913,373     $14,018,208     20.7
Medical                    4,251,242       3,919,069      8.5
Fire and police            2,739,012       2,436,089     12.4
                         -----------     -----------     ----
                         $23,903,627     $20,373,366     17.3
                         ===========     ===========     ====


    The pharmacies segment's sales increase was due to continued increases in volume on prescription drugs as a result of a marketing campaign focused on assisted-living and home-based sectors.

    The medical segment's sales increased $332,173 in 2001, as compared to 2000, mainly due to increased sales at Nyer Internet. We have increased the number of products available on line which has aided the increase in sales

    The fire and police segment's sales increased by $302,923 in 2001 as compared to 2000. Conway's sales increased of $226,678 over the same period in 2000. Conway has added more sales personnel in its New York territories.

GROSS PROFIT MARGINS. Our overall gross margins were 20.7% in 2001 as compared 20.9% in 2000.

     The following is a table of gross margin percentages by business segments for the six months ended June 30, 2001 and 2000:

      Business Segment             2001       2000
                                   ----       ----
      Pharmacies                   19.1%      19.2%
      Medical                      27.2       26.4
      Fire and police              20.7       21.7
                                   ----       ----
                                   20.7%      20.9%
                                   ====       ====

     The pharmacies segment's gross margins remained approximately the same. We believe the decline in margins has stabilized due to increased sales volume and better product sourcing.

     The medical segment's gross margins increased from 26.4% in 2000 to 27.2% in 2001. This was due to increased sales volume and better product cost sourcing, as well as fewer equipment sales which generally have lower gross profit margins.

     The fire and police segment's gross profit margins decreased from 21.7% for the six months ended June 30, 2000 as compared 20.7% for the six months ended June 30, 2001. This was due to the recognition of additional inventory reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 11.9% in 2001 to approximately $5,044,866 as compared to $4,508,814 in 2000.

    The following table shows the breakdown by business segments for the six months ended June 30, 2001 and 2000:

Business Segment            2001            2000        % increase
                            ----            ----        (decrease)
                                                         ---------
Pharmacies               $ 2,815,995     $ 2,504,262        12.5
Medical                    1,300,122       1,177,383        10.4
Fire and police              654,237         597,659         9.5
Corporate                    274,512         229,510        19.6
                         -----------     -----------        ----
                         $ 5,044,866     $ 4,508,814        11.9
                         ===========     ===========        ====


     The pharmacies segment's S,G &A expenses increase was due to additional labor costs and costs associated with the increase in sales.

     The medical segment's S,G&A expenses increased $122,739. Most of the increase came from increased wages and expenses directly related to the increase in sales.

     The fire and police segment's S,G&A expenses also increased. The increases were mainly from increased wages and expenses directly related to sales.

     The Corporate segment's overhead increased mainly due to a stock guarantee expense in connection with an anticipated acquisition. On March 27, 2001, the agreement was terminated and the $100,000 and 15,873 shares of our common stock were forfeited. The $100,000 was reserved at December 31, 2000 and the stock was replaced and a stock charge of $36,190 was expensed.

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

     We have reported the assets to be disposed (primarily patents and fixed assets) as discontinued operations as of June 30, 2001. The Company settled litigation regarding the patents in 2001. The settlement approximates the net book value of the patents.

    Sales for Nyer Nutritional were $0 for the six months ended June 30, 2001 and June 30, 2000.

Liquidity and Capital Resources

     Net cash provided by operating activities was $463,998 for the year ended June 30, 2003 as compared to $616,042 for the year ended June 30, 2002, $165,207 for the year ended June 30, 2001. The primary use of cash for the year June 30, 2003 was to fund operations for our medical, fire and police and corporate operations, as well as the pharmacies' inventory. For the year June 30, 2002 and 2001 the primary use was to fund operations for our nutritional, fire and police, medical and corporate operations, as well as accounts receivable and inventory.

     The net cash used in investing activities was $678,928 for the year June 30, 2003 as compared $361,180 and $22,092 for the years ended June 30, 2002 and June 30, 2001, respectively. The decrease of $678,928 was mainly due to the acquisition of two pharmacies and property, plant and equipment. The increase for years ended June 30, 2002 and June 30, 2001, was largely due to the proceeds received from marketable securities. In fiscal 2002, we acquired two pharmacies and remodeled some existing pharmacy locations.

     Net cash provided by financing activities was $82,300 and $198,729 for the years ended June 30, 2003 and 2002 and $286,299 for the year ended June 30, 2001. This was due to issuance of long-term debt of $390,000 and $369,701 for the years June 30, 2003 and June 2002, the repayment of stock sales receivable of $115,000 for the year June 30, 2002 and increased repayments of long-term debt and notes to related party of $305,376 and $286,472 for the years June 30, 2003 and 2002. Net cash used in financing activities of $286,299 for the year June 30, 2001 was mainly due to increased repayments of long-term debt and notes to related party.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations and pharmacy acquisitions, capital expenditures and repayment of debt.

Cash - At June 30, 2003, we had approximately $1.4 million in cash. We invest excess cash in highly liquid government instruments.

Accounts receivable - At June 30, 2003, we had accounts receivable of approximately $4.4 million as compared to approximately $4.5 million at June 30, 2002. Although our sales have increased approximately $5.8 million, our accounts receivables have decreased $102,663. The decrease was comprised of an increase in the pharmacies segment of $320,409, a decrease in the medical segment of $226,989 and a decrease of $196,083 in the fire and police segment. The reasons for the decrease are more timely payments and a reduction in sales in the medical segment and an increase in sales in the pharmacies segment.


Debt - At June 30, 2003, we had $906,173 of debt as compared to $821,549 at June 30, 2002.

Our debt increased due to the acquisition of two pharmacies. We issued notes to partially fund the acquisitions.

Forward-Looking Statements

    The statements made in Item 1, relating to the anticipated development of new web sites, Eaton's ability to reduce and control costs and Eaton's opportunity to serve assisted living facilities and compete within its market, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act. The results anticipated by any and all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include (1) Eaton could be affected by increased competition from large competitors including the entrance of Wal-Mart and other nationwide and regional discount operations; (2) the state of the economy in the local communities in New England where the Company operates; (3) the general state of the economy in the United States and elsewhere; (4) the failure of suppliers to timely deliver products; (5) factors which increase costs in the health care industry; (6) the loss of any single large customer; and (7) recent and future governmental regulation of pharmaceutical pricing; and (8) the impact of competition from Michael Anton on Anton's business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for uncollectible receivables, inventory shrinkage, impairment, and income taxes. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Allowance for uncollectible receivables: - The majority of our sales are made to customers that are covered by third party payors, such as insurance companies, government agencies and employers. We carry receivables that represent the amount owed to us for sales made to customers or employees of those payors that have not yet been paid. We maintain a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, then an additional reserve would be required.

     Inventories: - Included in our valuation of inventory are estimates of the losses related to shrinkage, which occurs during periods between physical inventory counts. When estimating these losses, we considered historical loss results at specific locations as well as overall loss trends. Should actual shrink losses differ from the estimates upon which that our reserves were based; our operating results will be impacted.

     Impairment: - We evaluate long-lived assets, excluding goodwill, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the assets.

     Goodwill impairment: In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our test during the fourth quarter of fiscal 2003 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our companies. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

     Income taxes: We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal purposes. These NOLs generate a significant deferred tax asset. However, as a result of a review at June 30, 2003, the Company has concluded that, because the Company has reached level of profitability and because the Company believes the profitability will continue and utilize the remaining NOL, a deferred tax asset of $185,000 was recorded. Due to the uncertainty of the utilization of the timing differences, the Company believes it is more likely than not that the timing differences will not be utilized and a full valuation allowance was provided.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64 and Amendment of SFAS No. 13." As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company adopted SFAS 145 for the year beginning July 1, 2002 and it has not had any effect on the consolidated financial statements for the year ending June 30, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SAFS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of future liability related to that activity, to be classified in the same line item on the statement of operations. The Company adopted the statement for the fiscal year beginning July 1, 2002 and it had no material effect during the year.

     In September 2002, EITF Issue No. 2-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" was issued. This pronouncement addressed two issues. The first issue requires that vendor consideration received by a reseller be characterized as a reduction of cost of sales unless the consideration is either (i) a payment for assets or services delivered by the vendor, in which case the consideration should be characterized as revenue or
(ii) a reimbursement of costs incurred to sell the vendor's product, in which case, the consideration should be characterized as a reduction of that cost. The requirements for this issue are to be applied to new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchase or remains a customer for a specified period of time should be recognized as a reduction of the cost of sales based on a systematic and rational allocation over the purchase period provided the amounts are probable and reasonably estimable. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. The adoption of this pronouncement had no impact upon the consolidated results of operations or financial position.


     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others". FIN No. 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123" ("SFAS No. 148"), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

     In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard, on July 1, 2003, will not have an impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

Cash and cash equivalents. Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers. We are adverse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

    Table of Investment Securities:

The table below presents Cash and cash equivalents as of June 30, 2003.

                                            Principal      Interest
           Investment Securities            Amount         Rate
           Cash and cash equivalents        $1,417,744      2%


  Debt: Our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at June 30, 2003, 2002, 2001 and December 31, 2000.

ITEM 8: Financial Statements and Supplementary Data

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                Table of Contents


                                                                         Page(s)

  Report of Independent Certified Public Accountants           F 1

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2003 and
    June 30, 2002                                              F 2

  Consolidated Statements of Operations for the years
    ended June 30, 2003 and 2002, for the six months
    ended June 30, 2001 and for the year ended
    December 31, 2000                                          F 4

  Consolidated Statements of Changes in Shareholders' Equity for the years ended
    June 30, 2003 and 2003, for the six months ended June 30, 2001 and for the year ended December 31, 2000 F 6

  Consolidated Statements of Cash Flows for the years
    ended June 30, 2003 and 2002, for the six months
    ended June 30, 2001 and for the year ended
    December 31, 2000                                          F 7

  Notes to Consolidated Financial Statements                   F 10

  Schedule II Valuation and Qualifying Accounts and Reserves   F 32

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Nyer Medical Group, Inc.

We have audited the consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries at June 30, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 2003 and 2002, for the six months ended June 30, 2001 and year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and subsidiaries, as of June 30, 2003 and 2002 and the results of its operations and cash flows for the years ended June 30, 2003 and 2002, for the six months ended June 30, 2001 and for the year ended December 31, 2000, in conformity with accounting principals generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, on July 1, 2002, the Company adopted the provisions of Statement of Financial Standards Board No. 142, "Goodwill and other Intangibles Assets".

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Table of Contents to the Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Nyer Medical Group, Inc. and consolidated subsidiaries taken as a whole.

                                                Sweeney, Gates & Co.


Fort Lauderdale, Florida
September 12, 2003
                                           F-1

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 and 2002



                                     ASSETS

                                           2003               2002
                                           ----               ----
Current assets:
  Cash and cash equivalents             $ 1,417,744        $ 1,550,374
  Accounts receivable, less
   allowance for doubtful
   accounts of $368,352
   and $469,923, respectively             4,438,842          4,541,505
  Inventories, net                        5,878,997          5,290,995
  Deferred tax asset                        185,000                  -
  Prepaid expenses and other
    current assets                          256,472            309,390
                                        -----------        -----------
      Total current assets               12,177,055         11,692,264
                                        -----------        -----------
Property, plant and equipment,
 net of accumulated depreciation          1,307,788          1,376,650

Goodwill, net                               104,463            104,463
Other intangible assets, net                666,281            349,563
Advances due from related
  companies                                  44,858             41,563
                                        -----------        -----------
                                            815,602            495,589
                                        -----------        -----------
      Total assets                      $14,300,445        $13,564,503
                                        ===========        ===========















              The accompanying notes are an integral part of
                       the consolidated financial statements.

                                           F-2

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 and 2002

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2003               2002
Current liabilities:                          ----               ----
  Current portion of long-
   term debt                            $   291,485        $   184,669
  Accounts payable                        4,005,879          4,138,814
  Accrued payroll and related
   taxes                                    449,434            441,313
  Accrued expenses and other
   liabilities                              276,711            321,520
  Income taxes payable                      101,753            110,000
  Current portion of payable
   due related party                        196,263            206,110
                                        -----------        -----------
      Total current liabilities           5,321,525          5,402,426
                                        -----------        -----------
  Long-term debt, net of current
   portion                                  418,425            329,367
  Payable due related party,
   net of current portion                         -            101,403
  Minority interest                       1,243,533            965,758

Commitments

Shareholders' equity:
  Preferred stock  see footnote                   1                  1
  Common stock, par value $.0001,
   authorized: 10,000,000 shares;
   issued: 3,797,962 and
   3,767,962, respectively                      380                377
  Additional paid-in capital             17,746,543         17,691,946
  Treasury stock, at cost,
   14,100 and 12,100,
   respectively                             (54,573)           (52,249)
  Accumulated deficit                   (10,375,389)       (10,874,526)
                                        -----------        -----------
    Total shareholders'
     equity                               7,316,962          6,765,549
      Total liabilities and             -----------        -----------
       shareholders' equity             $14,300,445        $13,564,503
                                        ===========        ===========




              The accompanying notes are an integral part of
                 the consolidated financial statements.


                                       F-3

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2003 and 2002, FOR THE SIX MONTHS
                 ENDED JUNE 30, 2001 AND FOR THE YEAR ENDED DECEMBER 31, 2000

                         2003          2002          2001          2000
                         ----          ----          ----          ----
Net sales             $59,899,317   $54,100,058   $23,903,627   $41,975,445
                      -----------   -----------   -----------   -----------
Cost and expenses:
  Cost of goods sold   46,655,794    42,844,824    18,954,144    33,023,640
  Selling and retail    8,137,395     6,916,392     3,035,123     5,647,018
  Warehouse and
    delivery            1,025,549       829,905       413,466       784,742
  Administrative        3,323,046     3,167,124     1,596,277     3,076,369
                      -----------   -----------   -----------   -----------
                       59,141,784    53,758,245    23,999,010    42,531,769
                      -----------   -----------   -----------   -----------
  Operating income
    (loss)                757,533       341,813       (95,383)     (556,324)

Other income (expense):
  Interest expense        (51,753)      (38,252)      (26,640)      (89,326)
  Interest income          48,636        63,878        47,133       173,317
  Other                    25,296       245,000        45,106       266,523
                      -----------   -----------    ----------   -----------
       Total other
         income            22,179       270,626        65,599       350,514
  Income (loss) before ----------   -----------    ----------   -----------
      minority
      interest            779,712       612,439       (29,784)     (205,810)
Minority interest
   (expense) income, net of
      income taxes       (277,775)     (200,206)      (80,084)     (105,156)
                      -----------   -----------    ----------   -----------
  Income (loss) from
      continuing operations
      before income
      taxes               501,937       412,233      (109,868)     (310,966)
       Provision for
        income taxes       (2,800)     (119,000)      (20,000)      (20,000)
  Income (loss) from  -----------   -----------    ----------   -----------
      continuing operations
      after income
      taxes               499,137       293,233      (129,868)     (330,966)
                      -----------   -----------   -----------   -----------
  Net loss from discontinued
      operations                -       (50,419)      (87,893)     (307,689)
                      -----------   -----------   -----------   -----------
 Net Income (loss)    $   499,137   $   242,814   $  (217,761)  $  (638,655)
                      ===========   ===========   ===========   ===========
            continued
The accompanying notes are an integral part of the consolidated financial
statements.                            F-4

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
        JUNE 30, 2003 and 2002, FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE YEAR ENDED DECEMBER 31, 2000,
                                    continued

                              2003          2002          2001          2000
                              ----          ----          ----          ----
Basic and diluted earnings (loss) per share:
    Continuing operations  $   .13       $   .07       $  (.04)      $  (.09)
    Discontinued operations      -          (.01)         (.02)         (.08)
                           -------       -------       -------       -------

  Basic and diluted
     earnings (loss)
     per share             $   .13       $   .06       $  (.06)      $  (.17)
                           =======       =======       =======       =======
Weighted average common
   shares outstanding,
   basic                 3,758,026      3,755,862    3,741,089     3,740,679
                         =========      =========    =========     =========
Weighted average common
   shares outstanding,
   diluted               3,759,261      3,758,224    3,741,089     3,740,679
                         =========      =========    =========     =========
























              The accompanying notes are an integral part of
                   the consolidated financial statements.
                                           F-5

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2003 and 2002, FOR THE SIX MONTHS
        ENDED JUNE 30, 2001 AND FOR THE YEAR ENDED DECEMBER 31, 2000

                        Class A         Class B
                    Preferred Stock Preferred Stock  Common Stock     Additional                Treasury
                                                                      Paid-in     Stock Sale      Stock          Accumulated
                    Shares  Amount  Shares  Amount  Shares    Amount   Capital     Receivable    Shares  Amount     Deficit

 Balance,
 January 1, 2000     2,000  $ 1     1,000   $ -     3,747,689   $375  $17,657,268 $(115,500) (12,100) $(52,249) $(10,260,924)
 Exercise of common
 stock options           -    -         -     -         4,400      -       22,000         -         -        -             -
 Net loss                -    -         -     -             -      -            -         -         -        -      (638,655)

Balance,
  December 31,
 2000              2,000     1     1,000        -  3,752,089    375    17,679,268   (115,500)  (12,100)  (52,249)  (10,899,579)
  Issuance of
   common
   stock               -     -         -        -     15,873      2        12,678          -         -         -             -
     Net loss          -     -         -        -          -      -             -          -         -         -      (217,761)

Balance,
  June 30, 2001    2,000     1     1,000        -  3,767,962    377    17,691,946   (115,500)  (12,100)  (52,249)  (11,117,340)
  Payment of stock
   sale receivable     -     -         -        -          -      -             -    115,500         -         -             -
     Net income        -     -         -        -          -      -             -          -         -         -       242,814

Balance,
  June 30, 2002    2,000     1     1,000        -  3,767,962    377    17,691,946          -   (12,100)  (52,249)  (10,874,526)
  Issuance of
   common
   stock               -     -         -        -     30,000      3        54,597          -         -         -             -
  Treasury stock       -     -         -        -          -      -             -          -   ( 2,000)  ( 2,324)            -
     Net income        -     -         -        -          -      -             -          -         -         -       499,137

Balance,
  June 30, 2003    2,000 $   1     1,000     $  -  3,797,962   $380   $17,746,543  $       -   (14,100) $(54,573) $(10,375,389)

  The accompanying notes are an integral part of the consolidated financial statements.
                                       F-6

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, FOR THE SIX MONTHS
                ENDED JUNE 30, 2001 AND FOR THE YEAR ENDED DECEMBER 31, 2000

                               2003          2002          2001          2000
Cash  flows from operating     ----          ----          ----          ----
 activities:
  Net income (loss)      $   499,137   $   242,814   $  (217,761)  $  (638,655)
  Adjustments to reconcile
      net income (loss) to
      net cash provided by
      (used in) operating
      activities:
  Impairment loss                  -             -             -        42,666
  Depreciation               361,665       399,409       173,627       347,335
  Amortization                73,282       108,431        40,549        97,021
  Gain on sale of
      respiratory division         -      (159,353)            -             -
  Assets disposed of from
      settlement of NNS
      litigation                   -       187,893             -             -
  (Gain) loss on disposal
      of property, plant,
      and equipment           (7,170)            -             -         6,279
  Deferred income tax       (185,000)            -             -             -
  Minority interest          277,775       200,207        80,084       105,156
  Increase in deferred credit      -             -       200,000             -
  Decrease in deferred credit      -      (154,420)      (45,580)      (63,339)
   Changes in certain working
      capital elements      (555,691)     (208,939)     (396,126)     (136,359)
                            --------      --------      --------      --------
Net cash flows provided
      by (used in) operating
      activities             463,998       616,042      (165,207)     (239,896)
                            --------      --------      --------      --------
Cash flows from investing activities:
  Acquisition of
     pharmacies             (400,000)     (349,637)            -             -
  Purchase of property, plant
      and equipment         (290,803)     (399,521)     (175,298)     (186,544)
  Proceeds from sale of
      property, plant
      and equipment           15,170        69,147             -             -
  Proceeds from sale of
      marketable securities        -       821,798       179,527       490,860
  Proceeds from sales of
      respiratory division         -       222,689             -             -
  Net change in advances due
      from related
      companies               (3,295)       (3,296)      (1,652)        (3,023)
  Increase (decrease) in
      other assets, net            -             -       19,515           (407)
                          ----------    -----------   ----------   -----------
Net cash provided by
      (used in) investing
      activities          $ (678,928)   $   361,180   $   22,092    $   300,886
                          ----------    -----------   ----------    -----------
continued
    The accompanying notes are an integral part of the consolidated financial statements.
                                    continued
                                       F-7

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                2003          2002       2001          2000
                                ----          ----       ----          ----

Cash flows from financing activities:
  Proceeds from loan
      repayment from stock
      sale receivable     $        -    $  115,500    $       -      $       -
  Proceeds from issuance
      of long-term debt      390,000       369,701            -         18,000
  Payments of long-term
      debt                  (194,126)     (146,070)    (251,853)      (254,428)
  Net (repayments)
      borrowings of notes
      to related party      (111,250)     (140,402)     (47,126)      (109,287)
  Purchase of treasury stock  (2,324)
  Proceeds from exercise of
      stock options                -             -            -         22,000
  Issuance of common stock         -             -       12,680              -
                           ---------      --------     --------       --------
      Net cash provided by
      (used in) financing
      activities              82,300       198,729     (286,299)      (323,715)
                           ---------      --------     --------       --------
 Net increase (decrease)
      in cash and cash
      equivalents           (132,630)    1,175,951     (429,414)      (262,725)
 Cash and cash equivalents
      at beginning of
      period               1,550,374       374,423      803,837       1,066,562
                          ----------    ----------   ----------      ----------
 Cash and cash equivalents
      at end of period    $1,417,744    $1,550,374    $  374,423     $  803,837
                          ==========    ==========    ==========     ==========

 Changes in certain working capital elements:
  Accounts receivable,
    net                   $  102,663    $  (34,578)   $ (254,322)     (491,415)
  Inventories, net          (588,002)     (570,160)     (237,387)       15,607
  Prepaid expenses            63,621       (79,200)     (136,353)      (42,246)
  Receivables from related
     parties                 (10,703)          903        (5,866)          (55)
  Accounts payable          (122,476)      109,393       313,428       257,157
  Accrued payroll and
     related taxes             8,121       135,555        28,215        42,497
  Accrued expenses and
     other liabilities        (8,915)      229,148      (103,841)       82,096
                         -----------    ----------    ----------    ----------
     Net change           $ (555,691)   $ (208,939)   $ (396,126)    $(136,359)
                         ===========    ==========    ==========     =========

continued

              The accompanying notes are an integral part of the
                         consolidated financial statements.
                                          F-8

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


  Supplemental disclosures of cash flow information:

  Cash paid during
     the year for:          2003        2002        2001       2000
                            ----        ----        ----       ----
  Interest               $  43,010   $  37,555   $  15,543  $  61,282
                         =========   =========   =========  =========
  Income taxes           $ 197,764   $  12,221   $  19,120  $   4,221
                         =========   =========   =========  =========


Supplemental schedule of non-cash investing and financing activities:


The acquisition of pharmacies in 2003 and 2002, net of cash acquired, is summarized as follows:
                                               2003             2002
                                               ----             ----
       Working capital, other than cash   $   390,000         $  59,637
       Property, plant and equipment           10,000            20,000
       Prescription lists                     390,000           270,000
       Long-term debt                        (390,000)         (349,637)
                                          -----------         ---------
          Cash paid for acquisitions      $   400,000         $       -
                                          ===========         =========

                                               2003
                                               ----
Issuance of common stock for liability    $    54,600
                                          ===========
























              The accompanying notes are an integral part of the consolidated financial statements.
                                          F-9

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

     Nyer Medical Group, Inc. (Company or Nyer) a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

     Pharmacies. D.A.W., Inc. (Eaton), 80% owned by the Company, is a chain of pharmacies located in the suburban Boston, Massachusetts area.

     Medical. Three wholly owned subsidiaries, ADCO Surgical Supply, Inc.
(ADCO), ADCO South Medical Supplies, Inc. (ADCO South) and Nyer Internet Companies, Inc. (NIC) are engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England, Florida and worldwide via the Internet. ADCO also has operations in the Las Vegas, Nevada area.

     Fire and police. Anton Investments, Inc. (Anton) and Conway Associates, Inc. (Conway), each 80% owned by the Company, sell wholesale and retail equipment, supplies and novelty items to emergency medical services, fire and police departments throughout most of New England

     Corporate. Salaries of the officers of the holding company are included in this segment as well corporate expenses such as reporting costs, accounting and legal fees. Included in the corporate segment is an entity that is accounted for as a discontinued operations. Nyer Nutritional Systems, Inc., (Nyer Nutritional), 80% owned by the Company, ceased operations in 2002.

     The Company is a subsidiary of Nyle International Corp. (Nyle).

2. Summary of significant accounting policies

    Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. All inter-company transactions have been eliminated in consolidation.

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued

    Inventories

     Inventories consist primarily of pharmaceuticals, medical, fire and police equipment and supplies. Inventories, net are stated at the lower of cost (first-in, first-out method) or market, with the exception of the pharmacies which use the last-in, first-out method (LIFO).

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

    Impairment accounting

     The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on with discounted future cash flows or appraised values. No impairments were recognized in the periods ended June 30, 2003, 2002 and 2001.

    Goodwill and other intangible assets

     Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", the Company no longer amortizes goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives.

    Fair value of financial instruments

     The carrying values of cash and cash equivalents, receivables, payables and debt maturing within one year contained in the consolidated balance sheets approximate fair value. The carrying values and estimated fair values for long-term debt, based on quoted market rates of financial instruments were approximately the same. The difference was immaterial.

    Revenue recognition

     For all pharmacy sales other than third party pharmacy sales and those described below, the Company recognizes revenue from the sale of merchandise at the time of the sale. For third party pharmacy sales, revenue is recognized at the time the prescription is filled. The Company records third-party revenues and related receivables, net of provisions for contractual and other
                                    continued
                                      F-11

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued

    Revenue recognition continued,

adjustments. The Company's estimates of uncollectible amounts are based on its historical collection experience and current economic and credit conditions.

     The Company also recognizes revenue from non-cash transactions wherein the pharmacy segment dispenses pharmaceuticals provided to non-profit organizations through certain governmental programs treating needy patients. The Company receives a dispensing fee, a percentage of the costs of the medication and the replacement of the pharmaceuticals. Because the cash received is less than 25% of the transaction, the Company accounts for these transactions as non-monetary in accordance with Accounting Principals Board Opinion 29. The Company records the gain on these transactions to the extent that the amount of the monetary receipt exceeds a proportionate share of the recorded amount of the asset surrendered.

     For other than pharmacy and third party sales, the Company recognizes revenue on the sale of its goods and services, net of estimated costs of returns, allowances and sales incentives, when the products are shipped to customers. The Company generally sells its products on open accounts under credit terms customary to the industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to secure its customers receivables.

    Vendor Rebates and Allowances

     Rebates and allowances received from vendors relate to either buying and merchandising or promoting the product. Buying and merchandising related rebates and allowances are recorded as a reduction of cost of goods sold as product is sold. Buying and merchandising rebates and allowances include all types of vendor programs such as purchase discounts, volume purchase allowances and price reduction allowances. Product promotion related rebates and allowances, primarily advertising, are recorded as a reduction in selling, general and administrative expenses when the advertising commitment has been satisfied.


    Shipping and handling costs

     The cost of shipping and handling to customers by the Company is classified as warehouse and delivery expenses. The costs of shipping and handling including payments to third parties, were approximately $720,059 and $564,239 for the years ended June 30, 2003 and 2002, $285,162 for the six months ended June 30, 2001 and $534,054 for the year ended December 31, 2000.

    Advertising

     Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, for the years ended June 30, 2003 and 2002 were $507,945 and $169,928, $54,150 for the six months ended June 30, 2001 and $120,032 for the year ended December 31, 2000.

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued

    Income taxes

     The Company files a consolidated federal income tax return. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    Earnings per share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

    Operating segments

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment.

    Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64 and Amendment of SFAS No. 13." As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company adopted SFAS 145 for the year beginning July 1, 2002 and it has not had any effect on the consolidated financial statements for the year ending June 30, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SAFS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the
                                    continued
                                      F-13

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued

    Recent Accounting Pronouncements  continued,

liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of future liability related to that activity, to be classified in the same line item on the statement of operations. The Company adopted the statement for the fiscal year beginning July 1, 2002 and it had no material effect during the year.

     In September 2002, EITF Issue No. 2-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" was issued. This pronouncement addressed two issues. The first issue requires that vendor consideration received by a reseller be characterized as a reduction of cost of sales unless the consideration is either (i) a payment for assets or services delivered by the vendor, in which case the consideration should be characterized as revenue or
(ii) a reimbursement of costs incurred to sell the vendor's product, in which case, the consideration should be characterized as a reduction of that cost. The requirements for this issue are to be applied to new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchase or remains a customer for a specified period of time should be recognized as a reduction of the cost of sales based on a systematic and rational allocation over the purchase period provided the amounts are probable and reasonably estimable. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. The adoption of this pronouncement had no impact upon the consolidated results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others". FIN No. 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February

                                    continued
                                      F-14

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued

    Recent Accounting Pronouncements  continued,

1, 2003. The Company plans to adopt this Interpretation on July 1, 2003 and does not believe it will have a material effect on the consolidated financial statements.

    In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard on July 1, 2003, will not have an impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this standard will not impact the Company's consolidated financial statements.

    Reclassifications

     Certain prior year amounts have been reclassified to conform to the year ended June 30, 2003 presentation.

3. Change in fiscal year

    Effective June 30, 2001, the Company changed its fiscal year from December 31 to June 30.










                                          continued
                                             F-15

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories

      Inventories consisted of the following at:

                                   June 30,           June 30,
                                      2003               2002
                                      ----               ----
      Pharmacies                    $5,137,934         $4,156,709
      Medical                        1,016,535          1,116,088
      Fire and police                  299,396            509,713
                                    ----------         ----------
                                     6,453,865          5,782,510

      Less LIFO reserves              (574,868)          (491,515)
                                    ----------         ----------
                                    $5,878,997         $5,290,995
                                    ==========         ==========

5. Property, plant and equipment

Property, plant and equipment consisted of the following at:

                                                                       Estimated
                                  June 30,     June 30,        useful
                                   2003          2002          lives
                                   ----          ----          -----
  Land                          $   92,800   $   92,800         -
  Building                         646,516      641,508      15 years
  Leasehold improvements         1,045,554      928,321      10 years
  Machinery and equipment           74,653       71,189      3-10 years
  Transportation equipment         369,822      366,099      3-5 years
  Office furniture, fixtures
   and equipment                 1,206,261    1,099,793      3-10 years
                                ----------   ----------
                                 3,435,606    3,199,710
  Less accumulated
   depreciation                 (2,127,818)  (1,823,060)
                                ----------   ----------
                                $1,307,788   $1,376,650
                                ==========   ==========

    Depreciation expense was $361,665 and $399,409 for the years ended June 30, 2003 and June 30, 2002, $173,627 for the six months ended June 30, 2001 and $347,335 for the year ended December 31, 2000.

6. Goodwill and other intangibles

     In June of 2001, the FASB issued Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 142, among other things, requires that goodwill not be amortized,

but should be tested for impairment at least annually. The Company adopted this statement as of July 1, 2002 and discontinued the amortization of goodwill. In addition, the Company was required to review its goodwill. Based on the Company's annual review in the fourth quarter, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for the years ended June 30, 2003 and 2002 and for the six months ended June 30, 2001, and for the year ended December 31, 2000, reconciles them to the adjusted net income and earnings per share had the non-amortization provisions of Statement 142 been applied in that period and

                                    continued
                                      F-16

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and other intangibles continued,

compares them to the years ended June 30, 2003 and 2002 and for the six months ended June 30, 2001 and for the year ended December 31, 2000:

                          June 30,      June 30,     June 30,   December 31,
                            2003          2002         2001        2000
                            ----          ----         ----        ----
Reported net income
 (loss)                   $ 499,137     $ 242,814    $(217,761)  $(638,655)
Plus goodwill amortization        -        12,000        6,000      12,000
                          ---------     ---------    ---------   ---------

As adjusted               $ 499,137     $ 254,814    $(211,761)  $(626,655)
                          =========     =========    =========   =========
Reported earnings (loss)
  per                     $     .13     $     .06    $    (.06)  $    (.17)
Plus goodwill
      amortization                -           .01            -           -
                          ---------     ---------    ---------   ---------

As adjusted               $     .13     $     .07    $    (.06)  $    (.17)
                          =========     =========    =========   =========

    The following is a summary of intangible assets:

                         Weighted Average
     June 30, 2003          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net

       Prescription lists         15     $  528,000      $154,274      $373,726
       Non-compete agreements    4.67       750,100       457,545       292,555
                                         ----------      --------      --------
           Totals                        $1,278,100      $611,819      $666,281
                                         ==========      ========      ========

                         Weighted Average
     June 30, 2002          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net

       Prescription lists         15       $378,000      $126,998      $251,002
       Non-compete agreements    4.51       510,100       411,539        98,561
                                           --------      --------      --------
           Totals                          $888,100      $538,537      $349,563
                                           ========      ========      ========

     For the year ended June 30, 2003, the Company purchased prescription lists and non-compete agreements of $150,000 and $240,000, respectively. The non-compete agreements are amortized over 5 years and the prescription lists over 15 years. Amortization expense of intangible assets was approximately $73,000 and $96,000 for the years ended June 30, 2003 and 2002.





                                    continued
                                      F-17

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and other intangibles continued,

     Based on the balance of intangible assets at June 30, 2003, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                            Year Amortization amount

                      2004                $126,511
                      2005                 100,116
                      2006                  83,449
                      2007                  83,449
                      2008                  71,449

7. Related party transactions

    Advances due from related companies consisted of cash advances made to Nyle. Interest is charged at 9% annually.

    Payable due related party consisted of the following for the years ended June 30, 2003 and 2002:

                                              2003          2002
    Current portion, payable due              ----          ----
      related party                        $ 196,263     $ 206,110
    Long-term portion, payable due
      related party                                -       101,403
                                           ---------     ---------
                                           $ 196,263     $ 307,513
                                           =========     =========

      The payable of $196,263 relates to the purchase of a subsidiary's inventory and is an oral agreement. The Company has paid principal payments of $10,000 per month since 1998. The Company has accrued interest of 7% annually. Since there is an ongoing dispute at June 30, 2003, the final balance recorded is an estimation.

8.  Debt

    Long-term debt at June 30, 2003 and 2002, consisted of the following:

                                                    2003          2002
                                                    ----          ----
  Mortgage payable in equal monthly install- ments of $4,675 including interest at 8 1/4% collateralized by land and building, with a net book value of $295,252, due in March 2008. This mortgage payable is personally guaranteed by the Company's
 chairman.                                        $152,284      $208,944


   Note payable in equal monthly install- ments of $4,999, including interest at 7%. The note will mature in July 2004,
collateralized by certain inventory.                62,405       115,968


                                    continued
                                      F-18

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt continued,
                                                       2003          2002
                                                       ----          ----
Note payable in equal monthly install- ments of $2,778 plus interest on the unpaid balance at 6%. The note will mature in February 2005, and is
 collateralized by certain inventory.                  55,556        88,889

Note payable in equal monthly install- ments of $2,437 plus interest on the unpaid balance at 6%. The note will mature in February 2005, and is collateralized by
 certain inventory.                                    48,749        77,998

Note payable in equal monthly install- ments of $4,000 plus interest on the unpaid balance at 5%. The note will mature in April 2008, and is collateralized by
 certain inventory.                                   232,000            -

Note payable in equal monthly install- ments of $4,167 plus interest on the unpaid balance at 6%. The note will mature in June 2006, and is collateralized by
 certain inventory.                                   150,000            -

Notes payable due in various install-
 ments at rates ranging up to 8%,
 collateralized by certain equipment
 and vehicles.                                          8,916        22,237
                                                    ---------    ----------
      Total debt                                      709,910       514,036
        Less current portion                          291,485       184,669
                                                    ---------     ---------
                                                    $ 418,425     $ 329,367
                                                    =========     =========

     At June 30, 2003, the pharmacies 's inventories of approximately $4,600,000 secured the above notes payables.

     At June 30, 2003, the following are the maturities of long-term debt for each of the next five years:

                     2004                               $  291,485
                     2005                                  216,221
                     2006                                  114,204
                     2007                                   48,000
                     2008                                   40,000
                                                        ----------
                                                        $  709,910
                                                        ==========
9. Acquisitions and divestitures

    During fiscal 2003, the Company purchased the inventory, fixed assets and prescription lists of two pharmacies. Approximately $150,000 of the purchase price was allocated to prescription lists, which is being amortized over 15
                                    continued
                                      F-19

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Acquisitions and divestitures continued,

years. Additionally, $240,000 was allocated to non-compete agreements and is amortized over three years. The Company purchased approximately $400,000 in fixed assets and inventory.

    During fiscal 2002, the Company purchased the inventory and prescription lists of two pharmacies. Approximately $170,000 of the purchase price was allocated to prescription lists, which is being amortized over 15 years. Additionally, $100,000 was allocated to non-compete agreements and is amortized over three years.

    In December 2001, the Company sold its respiratory division for a gain of $159,353. The gain is reflected in other income in the fiscal 2002 consolidated financial statements.


10. Discontinued operations

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

11.  Employee Benefit Plan

     Effective July 1, 2001, the Company established a savings plan that qualifies as a deferred salary arrangement under Section 401(k) (the "Employee Plan") of the Internal Revenue. Pursuant to the Employee Plan, participants may elect to contribute up to 20% of their eligible compensation, as defined. Also, the Company will make certain matching contributions. The Company's matching contribution to the 401(k) plan was $125,979 and $101,010 for the years ended June 30, 2003 and 2002.

12.  Income taxes

     The provision for income taxes from continuing operations for the years ended June 30, 2003 and 2002, for the six months ended June 30, 2001 and for the year ended December 31, 2000 is as follows:


                                    2003       2002         2001       2000
                                    ----       ----         ----       ----
  Current tax expense (benefit):
      Federal                    $ 20,000    $      -    $      -   $      -
      State                       167,800     119,000      20,000     20,000
                                 --------    --------    --------   --------
                                  187,800     119,000      20,000     20,000
                                 --------    --------    --------   --------
  Deferred tax (benefit):
      Federal                    (185,000)          -           -          -
      State                             -           -           -          -
                                 --------    --------    --------   --------
                                 $  2,800    $119,000    $ 20,000   $ 20,000
                                 ========    ========    ========   ========
                                    continued
                                      F-20

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income taxes continued,

A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:
                            June 30,     June 30,     June 30,    December 31,
                              2003         2002         2001          2000
                              ----         ----        -----          ----
Statutory federal income tax
  rate                         34%           34%         (34)%         (34)%
Increase (decrease) in taxes
  resulting from:
  State tax, net of federal
    tax effect                  7%            6%          11%            2%
  Valuation allowance           -             -           38%           35%
  Utilization of NOL          (41)%         (14)%          -%            -%
                              ----          ----         ----          ----
Effective income tax rate        -%           26%         15%            3%
                             ====           ====         ====          ====
     The tax effect of temporary differences that gives rise to significant portions of deferred taxes at June 30, 2003 and 2002 consisted of:

                                          2003              2002
Deferred tax assets:                      ----              ----
   Net operating losses              $  185,000       $   565,000
   Accounts receivable allowances       125,000           188,000
   Inventory                            173,000           118,000
   Depreciation                          86,000            68,000
   Intangibles                       $  224,000       $   315,000
                                     ----------       -----------
                                        793,000         1,254,000

Less valuation allowance               (608,000)       (1,254,000)
                                     ----------       -----------
   Net deferred tax assets           $  185,000       $         -
                                     ==========       ===========

     At June 2003, the Company had remaining net operating loss (NOL) carryforwards of approximately $545,000 available to offset future taxable income. The NOL carryforwards will begin expiring in 2019 to 2020.

     In prior years, the Company concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets because the Company had continuing losses and loss carryforwards to utilize. However, as a result of a review at June 30, 2003, the Company concluded that, because the Company has reached a level of profitability and because the Company believes the profitability will continue and utilize the remaining NOL, a deferred tax asset of $185,000 was recorded. Due to the uncertainty of the utilization of the timing differences, the Company believes it is more likely than not that the timing differences will not be utilized and a full valuation allowance was provided.

13. Shareholders' equity

     Class A preferred stock

       Each share has voting rights equal to 1,000 shares of common stock. The par value is $.0001. Total authorized and outstanding shares are 2,000.
                                    continued
                                      F-21

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders' equity continued,

     Class B preferred stock

       Total authorized shares are 2,500,000. The par value is $.0001. There are 1,000 outstanding shares. Each share has voting rights equal to 2,000 shares of common stock.

      Common stock

       Total authorized shares are 10,000,000. The par value is $.0001. There are 3,797,962 total outstanding shares.

     In fiscal 2003, the Company issued 30,000 shares of common stock as payment of a liability. These shares were valued at the market price of $54,600.

     In fiscal 2001, the Company issued 15,873 shares of common stock as payment of a liability. These shares were valued at the market price of $36,180, less related expenses of $23,500.


      Treasury stock

      In fiscal 2003, the Company purchased 2,000 shares of its common stock for $2,324. In 1998, the Company purchased 12,100 shares of its common stock for $52,249. The Company currently has 14,100 shares of treasury stock.

Stock options and warrants

     During 1997, the Company issued 20,000 warrants to a third party in connection with services provided. The exercise price for each warrant is $14.75 and are only exercisable if the stock price exceeds 120% of the exercise price. These warrants have not been exercised. These warrants expire in 2007.

     In October 1999, the Company issued 150,000 stock options to a third party in connection with consulting services provided. The consulting agreement expired September 30, 2001. The Company is currently on a month-to-month consulting agreement. The Company recorded an expense of $368,750, equal to the estimated fair market value of the options at the date of grant.

     In December 2003, the 150,000 stock options were restructured to include a ten-year term and a repricing at $1.71 per share. The fair value of the options in December 2003 was $179,000 and did not require any additional charge to expense because the value was less than the value of the cancelled options. The options have customary piggy-back registration rights with respect to any shares of common stock issuable upon exercise of options.

     In October 1999, the Company granted Mr. Samuel Nyer, its president, 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested in October 1999, with the remaining having vested in October 2000. As of the date of this report, none of the options have been exercised.

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock options plans


     The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company's common stock. The 1993 Stock Option Plan was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 plan, automatic options vest semi-annually to all directors and certain officers and expire in ten years from the date of grant. Except with respect to certain incentive stock options ("ISOs"), options under the 1993 plan expire 10 years from the date of grant. Under the 1993 plan, except for ISOs, the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 plan. Under the 2002 plan, except for certain ISOs, the exercise price is not to be less than the Market Price (as defined in the 2002 plan) of the common stock of the Company on the date of the grant.

     The Company complies with SFAS No. 123, "Accounting For Stock-Based Compensation." This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but discloses pro forma net income (loss) as if the Company had applied the SFAS No. 123 method of accounting. Accordingly, no compensation cost has been recognized for options granted under the Plan.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported interim and annual results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25. The adoption of SFAS No. 148 had no impact on the consolidated results of operations or financial position. The Company has adopted the disclosure requirements of SFAS No. 148. Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method is presented below. The fair value method for recognizing employee stock-based compensation cost ratably over the vesting period. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model.









                                    continued
                                          F-23

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock option plans continued,

     Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income or (loss) and net income or
(loss) per share would have been charged to the pro forma amounts indicated
below:
                            June 30,    June 30,     June 30     December 31,
                             2003        2002         2001         2000
                             ----        ----         ----         ----
   Net income (loss):
     As reported          $ 499,137  $   242,814  $  (217,761) $  (638,655)
                          =========  ===========  ===========  ===========

     Pro forma            $(794,340) $  (257,978) $  (665,855) $  (747,575)
                          =========  ===========  ===========  ===========

   Basic and diluted earnings (loss) per share:
     As reported          $     .13  $       .06  $      (.06) $      (.17)
                          =========  ===========  ===========  ===========
     Pro forma            $    (.21) $      (.07) $      (.18) $      (.20)
                          =========  ===========  ===========  ===========

The weighted average grant date fair market value for options granted was $1.70, $2.70 and 4.75 for the years ended June 30, 2003 and 2002 and for the year ended December 31, 2000. No options were granted for the six months ended June 30, 2001.

    The fair value of stock options in the pro forma accounts for the years ended June 30, 2003 and 2002 and December 31, 2000 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         2003     2002     2000
                                         ----     ----     ----
            Risk-free interest           2.6%      4.3%     5.7%
            Dividend yield                 0%        0%       0%
            Expected volatility          111%      110%      80%
            Expected life (years)          5         5        5

     The following table summarizes stock options outstanding and exercisable at June 30, 2003:
                    Outstanding stock options       Exercisable stock options
                         Weighted                        Weighted
                         average      Weighted           average     Weighted
  Exercise                remaining    average            remaining   average
  price                  contractual  exercise           contractual exercise
  range             Shares    life      price       Shares     life    price
  -----             ------    ----      -----       ------     ----    -----
  $ 1.31-$1.71      770,000    9.5      $ 1.69      748,000     9.5    $ 1.70
  $ 2.10-$3.38       70,000    3.9      $ 2.80       52,000     3.9    $ 2.80
  $ 4.62-$6.88      693,600    7.8      $ 6.17      693,600     7.8    $ 6.19
  $16.75             36,000    4.3      $16.75       36,000     4.3    $16.75








                                    continued
                                      F-24

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock option plans continued,

     A summary of changes in common stock options for the years ended June 30, 2003 and 2002, for the six months ended June 30, 2002 and for the year ended December 31, 2000 is as follows:

                June 30,           June 30,       June 30,        December 31,
                  2003               2002            2001            2000
                  ----               ----            ----            ----
             Weighted           Weighted        Weighted        Weighted
             average            average         average         average
             exercise           exercise        exercise        exercise
             Shares  price       Shares   price   Shares  price   Shares  price
Outstanding  ------  -----       ------   -----   ------  -----   ------  -----
at the
beginning
of the
year        783,600   $6.30     809,600  $6.30  819,600  $6.30  788,000  $6.36
Granted     794,000    1.69      64,000   2.70        -      -   40,000   4.75
Exercised         -       -           -      -        -      -   (4,400)  5.00
Canceled     (8,000)   3.01     (90,000)  3.70  (10,000)  4.75   (4,000)  3.38
            -------   -----     -------  -----  -------  -----  -------  -----
Outstanding
at the
end of
the year  1,569,600   $6.30     783,600  $6.30  809,600  $6.30  819,600  $6.36
          =========   =====     =======  =====  =======  =====  =======  =====

15. Earnings per share

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock.

                          June 30,     June 30,     June 30,    December 31,
                            2003         2002         2001          2000
                            ----         ----         ----          ----
Weighted average number of
 common shares used in
 basic EPS                3,758,026     3,755,862    3,741,089      3,740,679

Stock options                 1,235         2,362            -              -
                          ---------     ---------    ---------      ---------
Weighted average number of
 common shares used in
 diluted EPS              3,759,261     3,758,224    3,741,089      3,740,679
                          =========     =========    =========      =========

16. Significant concentrations

     No single customer or health plan contract accounted for more that 25% of the Company's total revenues during the years ended June 30, 2003, 2002 and 2001. The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2003, the top five third-party payors accounted for approximately 69% of the Company's total sales, the largest of which

                                    continued
                                      F-25

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Significant concentrations continued,

represented 25% of total sales. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

     During the year ended June 30, 2003, the pharmacies purchased inventory from a single supplier, McKesson, amounting to $31.5 million or 80% of total inventory purchased, under a contract expiring February 2007. With limited exceptions, the Company has contracted to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.

     During the year ended June 30, 2002, the pharmacies purchased inventory from a single supplier amounting to $15.4 million or 37% of total inventory purchased. The Company changed from multiple suppliers in the year ended June 30, 2002 to McKesson as its major supplier.

     During the year ended June 30, 2001, the pharmacies purchased inventory from a single supplier amounting to $12.2 million or 65% of total inventory purchased.

     During the year ended June 30, 2003, the Company maintained cash balances in excess of the Federally insured limits. The funds are with a major money center bank. Consequently, the Company does not believe that there is a significant risk in having these balances in one financial institution. The cash balance at June 30, 2003 was $1,158,634.

17. Commitments

     Pharmacies

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of DAW is comprised of five members, four from the 20% owners and one from the Company.

As part of this agreement, Nyer and the 20% owners shall not vote any of their shares in favor of, or consent to any merger of DAW with another entity or any sale of all or substantially all of the assets of DAW unless 80% if the Board of Directors vote in favor of the transaction.

     Additionally, at such time that Nyer has caused any or all of the 20% shareholders of D.A.W. to be no longer employed by D.A.W., the employee or employees shall have the right to require Nyer to purchase all or any portion of such employee's shares of D.A.W., and visa-versa, according to certain terms and conditions.




                                    continued
                                      F-26

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments continued,

     Employment agreements

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

     Operating leases

     The Company rents office and warehouse space with varying lease expiration dates through May of 2010. Generally, the leases have options to extend the lease terms. Total rent expense was $968,264 and $806,557 for the years ended June 30, 2003 and 2002, $358,850 for the six months ended June 30, 2001 and $764,431 for the year ended December 31, 2000.

     Future minimum lease payments at June 30, 2003 are as follows:

                    2004                       $  723,344
                    2005                          580,144
                    2006                          538,309
                    2007                          386,951
                    2008                          264,265
                    Thereafter                    359,643
                                               ----------
                                               $2,852,656
                                               ==========
     Purchase commitment

    As of June 30, 2003, the pharmacies had a purchase commitment with McKesson which expires February 2007. With limited exceptions, the pharmacies have contracted to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.


18. Business segments

     The Company had three business segments for year ended June 30, 2003 and 2002, and for the six months ended June 30, 2001, and for the year ended December 31, 2000: (1) pharmacies (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical") and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments ("Fire and police"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.
                                    continued
                                      F-27

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Business segments continued,

    Summary data for the years ended June 30, 2003 and 2002, six months ended June 30, 2001 and for the year ended December 31, 2000:

                         June 30,      June 30,      June 30,    December 31,
                           2003          2002          2001         2000
Net Sales                  ----          ----          ----         ----

     Pharmacies          $47,778,600   $40,686,119   $16,913,373   $29,104,320
     Medical               9,193,894     9,188,343     4,251,242     8,085,710
     Fire and police       2,926,823     4,225,596     2,739,012     4,785,415
                         -----------   -----------   -----------   -----------
                         $59,899,317   $54,100,058   $23,903,627   $41,975,445
                         ===========   ===========   ===========   ===========

                            June 30,      June 30,      June 30,    December 31,
                            2003          2002          2001         2000
Operating income (loss)     ----          ----          ----         ----

     Pharmacies          $ 1,684,680   $ 1,148,305   $   409,301   $   460,194
     Medical                 (42,439)       31,523      (142,427)     (138,939)
     Fire and police        (199,400)     (248,604)      (87,745)     (255,689)
     Corporate              (685,308)     (589,411)     (274,512)     (621,890)
                         -----------   -----------   -----------   -----------
                         $   757,533   $   341,813   $   (95,383)  $  (556,324)
                         ===========   ===========   ===========   ===========

                            June 30,      June 30,      June 30,    December 31,
                            2003          2002          2001         2000
Income taxes (benefit)      ----          ----          ----         ----

     Pharmacies          $   460,000   $   331,000   $   203,000   $   226,000
     Medical                 (20,000)       41,000       (51,000)      (50,000)
     Fire and police         (80,000)      (97,000)      (42,000)      (58,000)
     Corporate              (357,200)     (156,000)      (90,000)      (95,559)
                         -----------   -----------   -----------   -----------
                         $     2,800   $   119,000   $    20,000   $    22,441
                         ===========   ===========   ===========   ===========

                           June 30,      June 30,      June 30,    December 31,
                             2003          2002          2001          2000
Identifiable assets          ----          ----          ----          ----

     Pharmacies          $10,484,581   $ 8,288,119   $ 6,794,607   $ 6,054,423
     Medical               2,534,109     2,926,644     2,964,263     2,921,379
     Fire and police         545,255     1,110,584     1,754,287     1,681,280
     Corporate               736,500     1,239,156     1,089,920     1,977,749
                         -----------   -----------   -----------   -----------
                         $14,300,445   $13,564,503   $12,603,077   $12,634,831
                         ===========   ===========   ===========   ===========









                                    continued
                                      F-28

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Business segments continued,

                          June 30,     June 30,      June 30,     December 31,
                            2003         2002          2001          2000
Capital expenditures        ----         ----          ----          -----

     Pharmacies      $   247,684   $   287,916   $   131,302   $    90,776
     Medical              41,221        66,449        22,153        93,469
     Fire and police           -        18,466        53,950           400
     Corporate             1,898           525             -         1,899
                     -----------   -----------   -----------   -----------
                     $   290,803   $   373,356   $   207,405   $   186,544
                     ===========   ===========   ===========   ===========

                         June 30,     June 30,      June 30,     December 31,
                           2003         2002          2001          2000
                           ----         ----          ----          ----
Depreciation and Amortization

     Pharmacies      $   327,661   $   296,650   $   101,088   $   229,969
     Medical              77,635       150,182        68,107       149,261
     Fire and police      28,232        56,876        42,974        60,704
     Corporate             1,419         4,132         2,007         4,422
                     -----------   -----------   -----------   -----------
                     $   434,947   $   507,840   $   214,176   $   444,356
                     ===========   ===========   ===========   ===========

                        June 30,     June 30,      June 30,     December 31,
                          2003         2002          2001          2000
                          ----         ----          ----          ----
Interest expense

     Pharmacies      $    17,362   $    15,591   $       237   $    24,970
     Medical              23,902        21,321        12,963        30,905
     Fire and police      10,489         1,340        13,440        33,451
     Corporate                 -             -             -             -
                     -----------   -----------   -----------   -----------
                     $    51,753   $    38,252   $    26,640   $    89,326
                     ===========   ===========   ===========   ===========

                         June 30,     June 30,      June 30,     December 31,
                           2003         2002          2001          2000
Interest income            ----         ----          ----          ----
     Pharmacies      $    18,487   $    24,306   $     5,978   $    16,124
     Medical              23,282        21,014         6,928        14,624
     Fire and police           -             -             -             -
     Corporate             6,867        18,558        34,227       142,569
                     -----------   -----------  ------------  ------------
                     $    48,636   $    63,878  $     47,133  $    173,317
                     ===========   ===========  ============  ============






                                    continued
                                      F-29

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected quarterly data (unaudited):

          2003                First       Second        Third       Fourth
          ----              Quarter      Quarter      Quarter      Quarter
                            -------      -------      -------      -------
 Net sales                 $14,512,850  $15,027,092  $14,609,781  $15,749,594
                           -----------  -----------  -----------  -----------
 Gross profit              $ 3,079,195  $ 3,266,528  $ 3,131,672  $ 3,766,128
                           ===========  ===========  ===========  ===========
 Net income (loss) from
  operations               $   165,668  $    83,350  $   (65,069) $   315,188
                           ===========  ===========  ===========  ===========
Basic and diluted income
  (loss) per share: Net income (loss) per
  share                    $       .04  $       .02  $      (.02) $       .09
                           ===========  ===========  ===========  ===========

          2002                First       Second        Third       Fourth
          ----              Quarter      Quarter      Quarter      Quarter
                            -------      -------      -------      -------
 Net sales                 $12,580,646  $13,217,216  $13,463,572  $14,838,624
                           -----------  -----------  -----------  -----------
 Gross profit              $ 2,660,692  $ 2,676,652  $ 2,723,240  $ 3,194,650
                           ===========  ===========  ===========  ===========
 Income (loss) from
  continuing operations    $   214,109  $   158,193  $    83,386  $  (162,455)
                           ===========  ===========  ===========  ===========
 Net loss from discontinued
  operations               $   (10,674) $   (10,724) $   (28,695) $      (326)
                           ===========  ===========  ===========  ===========
 Net income (loss)         $   203,435  $   147,469  $    54,691  $  (162,781)
                           ===========  ===========  ===========  ===========
Basic and diluted income (loss) per share:
  Continuing operations    $       .06  $       .04  $       .02  $      (.05)
                           -----------  -----------  -----------  -----------
  Discontinued operations         (.01)         .00          .00          .00
                           -----------  -----------  -----------  -----------
  Net income (loss)
   per share               $       .05  $       .04  $       .02  $      (.05)
                           ===========  ===========  ===========  ===========

          2001                First         Second
          ----              Quarter         Quarter
                            -------         -------

 Net sales                 $11,210,448     $12,693,179
                           -----------     -----------
 Gross profit              $ 2,236,112     $ 2,713,371
                           ===========     ===========
(Loss) income from
   continuing operations   $  (136,587)    $     6,719
                           ===========     ===========
 Net loss from discontinued
   operations              $   (22,154)    $   (65,739)
                           ===========     ===========

 Net loss                  $  (158,741)    $   (59,020)
                           ===========     ===========

 Basic and diluted loss per share:
   Continuing operations   $      (.03)    $      (.01)
                           -----------     -----------
   Discontinued operations        (.01)           (.01)
                           -----------     -----------
   Net loss per share      $      (.04)    $      (.02)
                           ===========     ===========
                                    continued
                                      F-30

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected quarterly data (unaudited) continued,

         2000
         ----                 First      Second        Third       Fourth
                            Quarter     Quarter      Quarter      Quarter
                            -------     -------      -------      -------
 Net sales                 $9,760,241  $10,613,124  $10,570,026  $11,032,054
                           ----------  -----------  -----------  -----------
 Gross profit              $1,990,743  $ 2,259,877  $ 2,047,564  $ 2,653,621
                           ==========  ===========  ===========  ===========
 Loss from continuing
   operations              $ (139,914) $    (3,640) $   (65,880) $  (121,532)
                           ==========  ===========  ===========  ===========
 Net loss from discontinued
   operations              $  (78,475) $   (86,812) $  (118,162) $   (24,240)
                           ==========  ===========  ===========  ===========
 Net loss                  $ (218,389) $   (90,452) $  (184,042) $  (145,772)
                           ==========  ===========  ===========  ===========
 Basic and diluted loss per share:
   Continuing operations   $     (.04) $       .00  $      (.02) $      (.03)
                           ----------  -----------  -----------  -----------
   Discontinued
     operations                  (.02)        (.02)        (.03)        (.01)
                           ----------  -----------  -----------   ----------
   Net loss per share      $     (.06) $      (.02) $      (.05) $      (.04)
                           ==========  ===========  ===========  ===========































                                    continued
                                      F-31

                           NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     Additions     Additions
             Balance at     Charged to    Charged to  Deductions     Balance at
             Beginning of   Costs and     Other       for payments   End of
             Period         Expenses      Accounts    or Write-offs  Period

Year ended June 30
  2003:

Allowance for
 doubtful
 accounts    $  469,923     $  91,745     $     -     $(193,316)    $  368,352
             ==========     =========     =======     =========     ==========
Allowance for
 inventory
 obsolescence$  295,000     $  23,000     $     -     $       -     $  318,000
             ==========     =========     =======     =========     ==========

Year ended June 30
  2002:

Allowance for
 doubtful
 accounts    $  348,339     $ 157,135     $     -     $ (35,551)    $  469,923
             ==========     =========     =======     =========     ==========
Allowance for
 inventory
 obsolescence$  420,000     $       -     $     -     $(125,000)    $  295,000
             ==========     =========     =======     =========     ==========

Period ended June
  30, 2001:

Allowance for
 doubtful
 accounts    $  237,757     $ 113,737     $     -     $  (3,155)    $  348,339
             ==========     =========     =======     =========     ==========
Allowance for
 inventory
 obsolescence$  419,305     $     695     $     -     $             $  420,000
             ==========     =========     =======     =========     ==========

Year ended December
  31, 2000:

Allowance for
 doubtful
 accounts    $  177,739     $  60,018     $     -     $       -     $  237,757
             ==========     =========     =======     =========     ==========
Allowance for
 inventory
 obsolescence$  556,013     $  24,864     $     -     $(161,572)    $  419,305
             ==========     =========     =======     =========     ==========

  The FASB 109 Valuation Allowance has been omitted because such information is disclosed in Note 9 to the Consolidated Financial Statements.

ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

          There were no disagreements with the Accountants.

ITEM 9A.  Controls and Procedures.


     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is operating in an effective manner.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

          Samuel Nyer                    78           Chairman of the Board,
                                                      President, Secretary,
                                                      and Director

          Karen L. Wright                41           Treasurer, Vice-
                                                      President-Finance,
                                                      Vice-President-
                                                      Operations, and
                                                      Assistant Secretary

          Stanley Dudrick, M.D.          68           Director

          Donald C. Lewis, Jr.           65           Director

          John Milledge                  41           Director

          Kenneth L. Nyer, M.D.          45           Director

          M. Randolph Prince 61 Director

          James Schweiger                68           Director

     Mr. William Clifford, Jr. resigned from the Board of Directors effective October 2002 for reasons unrelated to the Company. Mr. Clifford also resigned as Vice-President of Sales. Mr. Clifford had been a board member since December 1991.

     The minority shareholders have not filled their vacancy on the Board as of the date of this Report.

     The Company's Board of Directors is divided into three classes of directors. Messrs. Milledge and Dr. Nyer's term expires in 2004, Messrs. Prince, Schweiger and Dr. Stanley Dudrick's term expires in 2003, and Messrs. Lewis and Nyer's term expires in 2005. There is one vacancy.

     Samuel Nyer has been chairman of the board, president and secretary of the Company since December 1991. Mr. Nyer also serves on the board of directors of each of the Company's subsidiaries. Since 1985, Mr. Nyer has been chairman of the board of Nyle, a manufacturer of drying equipment. Nyle, a publicly held corporation, is the Company's principal shareholder. Mr. Nyer has interests in a number of small businesses in the Bangor, Maine area

     Karen L. Wright has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997 and vice-president of operations since 2001. She served on the Board from April 1997 to September 2001. She has been a director of Nyle since 1998. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time, Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

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

     John Milledge has been a director of the Company since October 2002. Mr. Milledge is also a member of the Audit Committee. Mr. Milledge practices law in Florida concentrating in local government law, including land use, contracts, procurement, personnel, public finance (including TRIM proceedings) and litigation. Mr. Milledge is a member of the Florida Bar and the U.S. District Court, Southern District of Florida. Mr. Milledge graduated from Emory University, Atlanta, Georgia, with a B.A., with honors, and the University of Florida, College of Law, Gainesville, Florida, with a J.D

     Kenneth L. Nyer, M.D. has been a director of the Company since December 1991. Dr. Nyer is a specialist in internal medicine and has practiced at the Albert Einstein Hospital, Bronx, New York since 1993. He previously practiced at North Shore University Hospital, Manhasset, New York from 1987 to 1993. Dr. Nyer held a faculty position at the Cornell University Medical School from 1987-1993. Currently, Dr. Nyer is assistant clinical professor of medicine at Albert Einstein College of Medicine. Dr. Nyer is the son of Mr. Samuel Nyer.

     M. Randolph Prince has been a director of the Company since January 2002. Mr. Prince is also a member of the Audit Committee. Mr. Prince has been self - employed since 1991 as an Attorney/Certified Public Accountant (CPA) advising high wealth individuals on tax and financial planning matters in the States of Florida and Tennessee. He is also a consultant for a CPA firm in tax and financial planning for high wealth businesses and owners. Mr. Prince has over 35 years experience as an Attorney and CPA in tax and financial matters and in the practice of tax law. His experience extends into multiple industries, both privately owned and SEC registrants. Mr. Prince has been an Attorney since 1966, currently admitted to practice in the State of Florida, U.S. District Court in the District of Columbia, and United States Court of Appeals for the Federal Circuit in the District of Columbia. He has been a CPA since 1970 and is currently licensed in the State of Tennessee. Mr. Prince graduated from the University of Illinois in 1963 with a degree in Accounting and from George Washington University Law School, Washington, D.C. in 1966.

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

    Delinquent Filings

    No person who, during the fiscal year ended June 30, 2003, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year except the following persons: (a) Samuel Nyer failed to file an amendment to a Form 4 filing; (b) William Clifford, Jr. failed to file an amendment to a Form 4 filing; and (c) James Schweiger failed to file two Form 4 filings. The Company is in the process of bringing the filings up to date.

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

ITEM 11.  Executive Compensation.

    The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the years ended June 30, 2003 and 2002, six months ended June 30, 2001 and for the year ended December 31, 2000. No other executive officer received compensation exceeding $100,000 during the years ended June 30, 2003 and 2002, for the six months ended June 30, 2001 and for the year ended December 31, 2000.

                              Summary Compensation Table
                      Annual Compensation              Long Term Compensation
                                                          Awards
(a) (b) (c) (d) (e) (g) Name and Other Securities principal annual underlying position Year Salary($) Bonus($) compensation($) options/SARS(#) Samuel Nyer CEO 2003 $140,000 $4,200 0
                2002      140,000                      4,200             0
                2001       70,000                      2,100 (1)         0
                2000      140,000                      4,200             0

Michael Curry   2003      120,000    $28,000           6,000             0
Michael Curry   2002      120,000     13,219           6,000             0
Vice President
                                and 20% owner of
Eaton

David Dumouchel 2003      120,000     28,000           6,000             0
David Dumouchel 2002      120,000     13,219           6,000             0
Vice President
                                and 20% owner of
Eaton

Mark Dumouchel  2003      120,000     28,000           6,000             0
Mark Dumouchel  2002      120,000     13,219           6,000             0
President and
                                  20% owner of
Eaton

Wayne Gunter    2003      120,000     28,000           6,000             0
Wayne Gunter    2002      120,000     13,219           6,000             0
Vice President
                                and 20% owner of
Eaton

Donato Mazzola  2003      120,000     28,000           6,000             0
Donato Mazzola  2002      120,000     13,219           6,000             0
Vice President
                                and 20% owner of
Eaton
              (1) This is for six months ended June 30, 2001

In the above table, we have not presented (f) Restricted stock awards ($), (h) LTIP payouts ($) and (i) All other compensation ($) as they are not applicable.

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

  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values
         (a)      (d) (e) Number of securities underlying Value of unexercised in-the
                        unexercised options/SARs     money options/SARs at
                                at fy-end                  fy-end($)(2)
    Name            exercisable / unexercisable    exercisable / unexercisable
    ----            -----------   -------------    -----------   -------------
  Samuel Nyer        500,000           0            $0            $0

(2) based on the difference between the $ per share of the common stock and the option price.

In the above table, we have not presented (b) Shares acquired on exercise and
(c) Value realized ($)as they are not applicable.

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

    The Company has an oral employment agreement with its Chief Executive Officer, Chairman of the Board and director, which provides for an annual base salary of $140,000 and $4,200 for the use of an automobile. The Company has an oral employment agreement its vice president and treasurer, which provides for an annual base salary of $80,000.

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

   On October 4, 2002, the board of directors of the Company approved (a) an amendment to the 1993 Stock Option Plan to (i) increase the aggregate number of shares which may be issued under such plan to 1,000,000 and (ii) cease further grants of options under such plan upon the effectiveness of a new stock option plan of the Company; (b) a new stock option plan entitled "2002 Stock Option Plan", under which plan 3,000,000 shares of common stock of the Company will be available for award, and (c) the grant of options pursuant to the 2002 Stock Option Plan to all existing directors and an officer of the Company equal to the number of options currently granted to such persons (and in effect) under the 1993 Stock Option Plan or otherwise, each of which options shall vest immediately (subject to shareholder approval), has a term of ten years, and an exercise price equal to the "Market Price" (as such term is defined in the 2002 Stock Option Plan) on the date of the grant. This was approved at the annual meeting in December 2002 by the shareholders of the Company.

     The 2002 Stock Option Plan provides for all directors, whether or not they are employees or officers, to receive automatic grants upon election or appointment to the Board of Non-Qualified Options ("Automatic Stock Options"). The Automatic Stock Options expire ten years after the date of grant. The number of Automatic Stock Options granted shall be 12,000 for a three-year term board member, 8,000 for a two-year-term board member or 4,000 for a one -year-term board member, with 2,000 of such Non-Qualified Options vesting semi-annually each June 30th and December 31st provided the optionee is still serving as a director on that date. A similar provision is in place within the 2002 Stock Option Plan for a certain officer of the Company who is not a director. After vesting, and upon reelection to the Board, each director will receive a new automatic grant of non-qualified options on the same terms as above. Except with respect to certain ISOs, as provided for in the 2002 Stock Option Plan, the exercise price of the options shall not be less than the Market Price (as defined in the 2002 Stock Option Plan) of the Company's common stock on the day of the grant.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth information as of September 26, 2003, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and nature
              Name and address of         of beneficial        Percentage of
Class         beneficial owner            ownership (3)        class owned

Common stock, Samuel Nyer                 5,958,400    4'5,7        63.9%
Class A       c/o ADCO
preferred     1292 Hammond Street
stock and     Bangor, Maine 04401
Class B
preferred stock

Common stock  Nyle International Corp.    2,781,000                  29.9
and Class A   72 Center Street
preferred     Brewer, Maine  04412
stock

Common stock  Karen L. Wright                67,220   6,7            *
              1292 Hammond Street
              Bangor, Maine 04401

Common stock  Stanley Dudrick, M.D.          52,000     7            *
              c/o St. Mary's Hospital
              56 Franklin Street
              Waterbury, CT 06706

Common stock  Donald C. Lewis, Jr.           62,000     7            *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Kenneth L. Nyer, M.D.          84,000     7            *
              48 Old Orchard Road
              New Rochelle, New York 10804

Common Stock  M. Randolph Prince             18,000     7            *
              185 Serral Drive
              Greeneville, TN 37745

Common Stock  James Schweiger                25,000     7,8          *
              8052 Aspencrest Court
              Orlando, FL  32835

Common Stock  John Milledge                  12,000      7          *
              110 S East 6th Street
              Ft. Lauderdale, FL 33301

Common Stock  Alliance Capital
                  Resources, Inc.           217,000      9          5.5

All directors and executive officers      6,298,620         4,5,6,7,8
       of the Company as a group (eight                             67.5%
       persons)

* less than 1% of class

3)Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options which vest within 60 days. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

4)Includes shares owned by Nyle since Mr. Samuel Nyer controls that corporation.

5)Includes 576,000 shares of common stock underlying vested options granted pursuant to the Plans. Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer's employment agreement.

6)Includes 1,100 shares of common stock which is held by an ADCO employee investment club by which Ms. Wright owns 220 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.

7) Consists of shares of common stock underlying vested options granted pursuant to the Plans.

8) Consists of 7,000 shares of common stock owned by Mr. Schweiger.

9) Consists of 67,000 shares of common stock and 150,000 common stock options.

Equity Compensation Plan Information.

               Number of securities to Weighted average Number of Securities be issued upon exercise exercise price of remaining available of outstanding options, outstanding for future issuance
Plan Category  warrants and rights      options, warrants   under equity
                                        and rights          compensation plans
                                                            (excluding
                                                            securities reflected
                                                            in first column)
Equity compensation
plans approved by
security holders (1)          1,069,600            $2.87            2,646,800

Equity compensation
plans not approved
by security holders (2)         650,000             5.35                    0
                              ---------            -----            ---------
  Total                       1,719,600            $3.81            2,646,800
                              =========            =====            =========

(1) Represents stock options granted under Nyer Medical Group, Inc.'s 1993 Stock Option Plan and 2002 Stock Option Plan.

(2) Represents stock options granted under each of the (a) Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc., as amended by each of (i) the Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between the parties to the original document and (ii) the Stock Option Agreement, dated as of December 6, 2002, between the same such parties (collectively, the "Business Development Consulting Agreement"), and (b) Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group, Inc. and Samuel Nyer, as amended by the Stock Option Agreement, dated as of December 6, 2002, between the parties to the original document (collectively, the "Employment Agreement of Samuel Nyer").

       Business Development Consulting Agreement

     With respect to equity compensation, this agreement provides the Company's business and public relations consultant, Alliance Capital Resources, Inc., with 150,000 options, for shares of common stock of the Company, which vested on October 1, 1999, with an exercise price of $1.71 per share. The term of each such option is ten years and the agreement also provides the consultant with best effort registration rights with respect to any shares of common stock issuable upon the exercise of the options.

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

ITEM 13. Certain Relationships and Related Transactions.

     Prior to 1991, the Company and Nyle each engaged in inter-company loans. At June 30, 2002, the Company was owed $44,858 by Nyle, this includes accrued interest. As of the date of this Report, Nyle owed the Company $44,858 (plus accrued interest). Nyle pays the Company principal and interest of 9% per annum on an infrequent basis. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

     Mr. Samuel Nyer, president of the Company, is a guarantor of ADCO's loan. See Item 9. Debt, Notes to "Consolidated Financial Statements".

     ADCO employs two relatives of Ms. Karen Wright, the Company's treasurer, principal accounting and chief financial officer and chief operating officer. One relative is employed as ADCO's assistant comptroller and the other as a data entry clerk. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

                             Part IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

EXHIBIT INDEX

Sequential Exhibit No.

(a). Exhibits

      3.1   Articles of Incorporation of Nyer Medical Group, Inc., (1)
      3.2   Amendment to Articles of Incorporation of Nyer Medical Group,
            Inc.(1)
      3.3 Second Amendment to Articles of Incorporation of Nyer Medical Group, Inc. (3)
      3.4 Third Amendment to Articles of Incorporation of Nyer Medical Group, Inc. (3)
      3.5   Bylaws of Nyer Medical Group, Inc.(1)
      3.6   Amendment to Bylaws (1993)(3)
      3.7   Amendment to Bylaws (1997)(3)
      3.8   Amendment to Bylaws (2002)(3)

      10.1  1993 Stock Option Plan(2)
      10.2  Amendment to 1993 Stock Option Plan(3)
          10.3  Second Amendment to 1993 Stock Option Plan (3)
10.4 Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources,
      Inc. (3)
10.5 Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between Nyer Medical Group, Inc. and Alliance
      Capital Resources, Inc. (3)
      10.6 Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group, Inc. and Mr. Samuel Nyer (3)
      10.7  Third Amendment to 1993 Stock Option Plan
      10.8  2002 Stock Option Plan
      10.9 Stock Option Agreement between Nyer Medical Group, Inc. and Mr. Samuel Nyer
      10.10 Stock Option Agreement between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc.

      21    Subsidiaries

      23.1  Consent of Independent Certified Public Accountants

      31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

      32.1  Certification of Chief Executive Officer
      32.2  Certification of Chief Financial Officer

(1)  Contained in Registration Statement on Form S-18 filed on April 13, 1992.

(2)  Contained in Form 10-KSB filed April 1996.

(3)  Contained in Form 10-K filed October 2002.

(b) Financial Statement Schedules - See Schedule II Valuation and Qualifying Accounts and Reserves - Page F-30.

(c)  Reports on Form 8-K None.

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

                                     NYER MEDICAL GROUP, INC.
                                   Registrant


                                     By:/s/ Samuel Nyer
                                        Samuel Nyer, President,
                                        Principal Executive Officer and
                                        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September 2003.

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


          /s/ John Milledge                  Director
          John Milledge


          /s/ Kenneth Nyer, M.D.             Director
          Kenneth Nyer, M.D.


          /s/ M. Randolph Prince             Director
          M. Randolph Prince


          /s/ James Schweiger                Director
          James Schweiger

                              NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                              2003 Annual Report on Form 10-K

                                       Exhibit 10.7

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

                         NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                              2003 Annual Report on Form 10-K

                                       Exhibit 10.8

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

ARTICLE 1   ESTABLISHMENT AND PURPOSES

1.1 Establishment and Effective Date

                  Nyer Medical Group, Inc., a Florida corporation (the "Corporation"), hereby establishes a stock option plan to be known as the "Nyer Medical Group, Inc. 2002 Stock Option Plan" (the "Plan"). The Plan shall become effective as of , 2002, subject to the approval of the stockholders of the Corporation within twelve (12) months from such effective date. Upon approval of the Plan by the Board of Directors of the Corporation (the
 "Board"), awards may be made through the agency of the committee appointed by the Board under Article 3 of the Plan (the "Committee"). In the event that such stockholder approval is not obtained within such 12-month period, any awards made hereunder shall be canceled and all rights of optionees hereunder ("Optionees") with respect to such awards shall thereupon automatically cease .

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

ARTICLE 2  AWARDS

     2.1  Form of Awards


                  Awards under the Plan may be granted any combination of the following forms: (i) incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and the terms of Article 4 and Sections 5.4 and 5.8 of this Plan;
(ii) non-qualified stock options ("Non-Qualified Stock Options"), and (iii) Non-Qualified Stock Options that are automatic stock options "Automatic Stock Options") (unless otherwise indicated, references in the Plan to "Options" shall include Incentive Stock Options, Non-Qualified Stock Options, and Automatic Stock Options).

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

ARTICLE 3  ADMINISTRATION

     3.1  Committee

                 Awards of Options shall be determined, and the Plan shall be administered by, the Committee established hereunder. The Committee shall be appointed from time to time by the Board and shall serve at the pleasure of the Board. So long as the Corporation has outstanding a class of equity securities required to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), the Corporation shall endeavor to grant, designate and amend any Options hereunder only through a Committee consisting solely of two or more persons each of whom shall qualify as (i) a "Non-Employee Director", as that term is defined in subparagraph (b)(3)(i) of Rule 16b-3("Rule 16b-3") promulgated under the 1934 Act and (ii) an "Outside Director", within the meaning of Section 162(m) of the Code; provided, however, that any actions taken by the Committee in circumstances in which the members of the Committee do not qualify as Non-Employee Directors and Outside Directors shall nonetheless constitute valid actions by such Committee, and provided, further, however, that if at any time a Committee shall not have been appointed or shall have fewer than two members, the powers of the Committee shall be exercised by the full Board. In order to comply with the provisions of Rule 16b-3, the full Board may ratify and approve any actions taken by the Committee in such circumstances as the Board shall deem appropriate.

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

ARTICLE 4  ELIGIBILITY

                Awards may be made to any employee, consultant or director of the Corporation or any of its subsidiaries or affiliates (subject to such requirements as may be prescribed by the Committee). In determining the employees, consultants and directors to whom awards shall be granted and the number of shares of Common Stock to be covered by each award, the Committee shall take into account the nature of the services rendered by such employees, consultants and directors, their present and potential contributions to the success of the Corporation, its subsidiaries and its affiliates, and such other factors as the Committee in its sole discretion shall deem relevant Notwithstanding the foregoing, only employees of the Corporation and any Subsidiary Corporation" of the Corporation (as such term is defined in Section 424(f) of the Code) shall be eligible to receive Incentive Stock Options.

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

ARTICLE 7  EFFECT OF TERMINATION OF EMPLOYMENT,  DISABILITY, RETIREMENT OR DEATH

     7.1  General Rule

                  Except as to Automatic Stock Options as provided in Section
7.4 below, or as may be expressly provided in a written agreement relating to any Option, in an employment agreement between the Corporation and the Optionee or as otherwise expressly determined by the Committee in its sole discretion, in the event an Optionee ceases to be an employee or consultant of the Corporation or its subsidiaries (a "Terminated Person") for any reason other than Disability, Retirement (as hereinafter defined) or death, any Options held by such Terminated Person on the date on which he or she ceased to be an employee or consultant (the "Termination Date") that were otherwise exercisable on such date shall terminate unless exercised within 180 days following the Termination Date in the case of Non-Qualified Options or within three (3) months following the Termination Date in the case of Incentive Stock Options, but in no event after the expiration of the exercise period of such Options. Except as expressly provided in any written agreement relating to the Options or employment agreement with the Corporation and the Optionee, the Committee may cause any Options to be forfeited upon an Optionee's termination of employment, consultant or director status if the Optionee was terminated or removed for "Cause." Except as otherwise expressly provided in any written agreement relating to the Options or employment agreement with the Corporation (in which case the definition of "Cause" set forth therein shall supersede the definition set forth below), for purposes of this Section 7.1, the term "Cause" shall mean any one (or more) of the following: (i) the Optionee's commission of any fraud or misappropriation or any misconduct which causes demonstrable injury to the Corporation or a subsidiary or affiliate; or (ii) an act of dishonesty by the Optionee resulting or intended to result, directly or indirectly, in gain or personal enrichment at the expense of the Corporation or a subsidiary or affiliate. Except in the case of the termination of employment of an Optionee who has entered into a written agreement relating to the Options or employment agreement with the Corporation (in which case the determination shall be made in accordance with the terms of such written agreement), it shall be within the sole discretion of the Committee to determine whether an Optionee's termination of employment was for one of the foregoing reasons, and its decision shall be final and conclusive.

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

     11.4  Successors

                  The obligations of the Corporation under the Plan shall be binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Corporation, or upon any successor corporation or organization succeeding to all or substantially all of the assets and business of the Corporation. In the event of any of the foregoing, the Committee may, in its discretion prior to the consummation of the transaction and subject to Article 9 hereof, cancel, offer to purchase exchange, adjust or modify any outstanding awards, at such time and in such manner as the Committee deems appropriate and in accordance with applicable law.

     11.5  General Creditor Status

              Optionees shall have no right, title or interest whatsoever in or to any investments which the Corporation may make to aid it in meeting its obligations under the Plan. Nothing contained in the Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Corporation and any Optionee, beneficiary or legal representative of such Optionee. To the extent that any person acquires a right to receive payments from the Corporation under the Plan, such right shall be no greater than the right of an unsecured general creditor of the Corporation. All payments to be made hereunder shall be paid from the general funds of the Corporation and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts except as expressly set forth in the Plan .

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

                         NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                               2003 Annual Report on Form 10-K

                                       Exhibit 10.9

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

5. Payment for Stock.

                Options may be exercised in whole or in part (but not for any fractional shares of Common Stock). Shares of Common Stock purchased upon the exercise of the Option shall be paid for at the time of purchase. Such payment may be made as follows (or by any combination of the following), in the sole discretion of the Committee: (i) in United States currency by delivery of a certified check, bank draft or postal or express money order payable to the order of the Corporation, (ii) by surrender of a number of Mature Shares (as defined below) of Common Stock held by the Optionee exercising the Option equal to the quotient obtained by dividing (A) the aggregate exercise price payable with respect to the Option then being exercised by (B) the Market Price (as defined below) on the date of exercise, (iii) if the Corporation has established a program for the cashless exercise of Options through a broker or other similar arrangements or programs, then in accordance with the terms and conditions of such programs and arrangements, (iv) other property acceptable to the Committee or (v) a loan of money to an Optionee, the proceeds of which shall be used by the Optionee to exercise all or a portion of the Option ranted hereunder. If a loan is made by the Corporation to the Optionee as contemplated in (v) above, the Optionee shall execute a promissory note evidencing such loan and such note shall (I) provide for full recourse to the maker, (II) bear interest at a rate no less than the applicable Federal rate (within the meaning of Section 1274 of the Code), and (III) contain such other terms as the Committee in its sole discretion shall determine, including securing the loan by a pledge of the shares of Common Stock issued upon exercise of the Option. Upon receipt of a notice of exercise and payment in accordance with the procedures set forth above, the Corporation or its agent shall deliver to the persons exercising the Option (or his or her designee) a certificate for such Shares. "Mature Shares" means shares of Common Stock owned by the Optionee for a period of at least six consecutive months prior to the exercise of the Option in question. "Market Price" means the per share value of the Common Stock and shall be determined as follows: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market (collectively, "Nasdaq") the Market Price on any day shall be, in the sole discretion of the Committee, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or (y) the closing price reported on the consolidated trading listing for such day; (ii) if the Common Stock is quoted on the OTC Bulletin Board, the Market Price on any day shall be the average of the representative bid and asked prices at the close of business for such day; (iii) if the Common Stock is not listed on a national stock exchange or quoted on Nasdaq or listed on the OTC Bulletin Board, the Market Price on any day shall be the average of the high bid and low asked prices reported by the National Quotation Bureau, LLC (the "NQB") for such day; or (iv) if the Common Stock is not listed on a national stock exchange, quoted on Nasdaq, quoted on the OTC Bulletin Board or reported on by the NQB, the Market Price on any day shall be the fair market value of one share of Common Stock on such day as determined by the Committee.

6. Term and Expiration.

  a) Term of Option. This Option shall expire on the day before the tenth anniversary of the date hereof, unless sooner terminated as provided herein, and may be exercised during such term only in accordance with this Agreement
  b) Termination due to Cessation of Relationship, Disability or Death. Upon the cessation of Optionee's employment by, consultancy for or emeritus (or similar) status with the Corporation, upon the Optionee's death or upon the Optionee's Disability (as defined below), this Option, which is otherwise exercisable, shall be exercisable by, as appropriate, the Optionee, the Designated Beneficiary (as defined below) or personal representative, heirs or legatees of the Optionee for a period of four (4) years from the date of such cessation, death or Disability, as appropriate, but in no event after the expiration of the exercise period of the Option. "Disability" shall have the meaning set forth in
Section 22(e)(3) of the Code. "Designated Beneficiary" means the beneficiary designated by the Optionee to exercise its options upon the death of the Optionee, if such Designated Person exists and has not predeceased the Optionee. If a Designated Beneficiary does not exist or has predeceased the Optionee, the appropriate personal representative, heir(s) or legatee(s) of the Optionee shall exercise the Option.

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

                                      Nyer Medical Group, Inc.


______________________________        By:___________________________________

SAMUEL NYER                           Karen Wright, Chief Financial Officer
Optionee's Address:
c/o  Nyer Medical Group, Inc.
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

                                    Very truly yours,

                                   [OPTIONEE]

RECEIPT ACKNOWLEDGED:

[CORPORATION]

By: __________________

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                               2003 Annual Report on Form 10-K

                                       Exhibit 10.10

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

5. Payment for Stock.

     Options may be exercised in whole or in part (but not for any fractional shares of Common Stock). Shares of Common Stock purchased upon the exercise of the Option shall be paid for at the time of purchase. Such payment may be made as follows (or by any combination of the following), in the sole discretion of the Optionee: (i) in United States currency by delivery of a certified check, bank draft or postal or express money order payable to the order of the Corporation, (ii) by surrender of a number of Mature Shares (as defined below) of Common Stock held by the Optionee exercising the Option equal to the quotient obtained by dividing (A) the aggregate exercise price payable with respect to the Option then being exercised by (B) the Market Price (as defined below) on the date of exercise, (iii) if the Corporation has established a program for the cashless exercise of Options through a broker or other similar arrangements or programs, then in accordance with the terms and conditions of such programs and arrangements, (iv) other property acceptable to the Committee or (v) a loan of money to an Optionee, the proceeds of which shall be used by the Optionee to exercise all or a portion of the Option granted hereunder. If a loan is made by the Corporation to the Optionee as contemplated in (v) above, the Optionee shall execute a promissory note evidencing such loan and such note shall (I) provide for full recourse to the maker, (II) bear interest at a rate no less than the applicable Federal rate (within the meaning of Section 1274 of the Code), and
(III) contain other reasonable terms; provided, however, that the Optionee shall not be permitted to choose a method of payment for the Shares which may violate applicable law Upon receipt of a notice of exercise and payment in accordance with the procedures set forth above, the Corporation or its agent shall deliver to the persons exercising the Option (or his or her designee) a certificate for such Shares. "Mature Shares" means shares of Common Stock owned by the Optionee for a period of at least six consecutive months prior to the exercise of the Option in question. "Market Price" means the per share value of the Common Stock and shall be determined as follows: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market (collectively, "Nasdaq") the Market Price on any day shall be, in the sole discretion of the Committee, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or (y) the closing price reported on the consolidated trading listing for such day; (ii) if the Common Stock is quoted on the OTC Bulletin Board, the Market Price on any day shall be the average of the representative bid and asked prices at the close of business for such day; (iii) if the Common Stock is not listed on a national stock exchange or quoted on Nasdaq or listed on the OTC Bulletin Board, the Market Price on any day shall be the average of the high bid and low asked prices reported by the National Quotation Bureau, LLC (the "NQB") for such day; or (iv) if the Common Stock is not listed on a national stock exchange, quoted on Nasdaq, quoted on the OTC Bulletin Board or reported on by the NQB, the Market Price on any day shall be the fair market value of one share of Common Stock on such day as determined by the Committee.

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

Alliance Capital Resources, Inc.                   Nyer Medical Group, Inc.


By:_________________________         By:______________________________

John B. Sutton, Jr., President         Karen Wright, Chief Financial Officer

Optionee's Address:
3027 S. Peck Avenue #5
San Pedro, California  90731






                                    EXHIBIT A

                               [Date of Exercise]

[Corporation] [Address] [Address]
Attention: Compensation Committee

     Re:     Stock Option

Dear Sir:

     I am the holder of a stock option granted to me by Nyer Medical Group, Inc. the "Corporation"), pursuant to a Stock Option Agreement dated as of _________, to purchase ______________ shares of Common Stock of the Corporation ("Shares"). I hereby exercise such option with respect to ___________ Shares, the total purchase price for which is $__________, and [I enclose a certified, bank cashier's or other acceptable check payable to the order of the Corporation in the amount of $_______, representing the total purchase price for the Shares] [I hereby elect to pay the purchase price by delivering to the Corporation _____ shares of Common Stock of the Corporation having a fair market value equal to $___________ from the Shares I am purchasing pursuant to the exercise of such option] [I hereby elect to pay the purchase price by delivering to the Corporation [ ], having a fair market value equal to $___________, as determined by the Committee.] [I enclose an irrevocable direction to a securities broker to deliver sales or loan proceeds to the Corporation in the amount of $_______, representing the total purchase price for the Shares]. [I enclose the necessary promissory note, pledge agreement and related documents pursuant to my loan from the Corporation in the amount of $_____representing the total purchase price for the Shares]. The certificate or certificates representing the Shares should be registered in my name and should be forwarded to me at ________________________.

     Please acknowledge receipt of the exercise of my stock option on the attached copy of this letter.

                                     Very truly yours,


                                   [OPTIONEE]

RECEIPT ACKNOWLEDGED:

[CORPORATION]

By: ________________________________

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2003 Annual Report on Form 10-K


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

2003 Annual Report on Form 10-K


EXHIBIT 23.1







CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of Nyer Medical Group, Inc.

     We hereby consent to the incorporation by reference in the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-66554) and the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-106075) of our report dated September 12, 2003 relating to the consolidated financial statements and schedules of Nyer Medical Group, Inc. included in the Annual Report (Form 10-K) for the year ended June 30, 2003.


                                            /s/ Sweeney, Gates & Co.


Fort Lauderdale, Florida
September 29, 2003

                                        EXHIBIT 31.1


CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE
SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-
OXLEY ACT OF 2002

I, Samuel Nyer, certify that:

   1. I have reviewed this annual report on Form 10-K of Nyer Medical Group, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  September 29, 2003

 /s/ Samuel Nyer

Samuel Nyer

President
(Principal Executive Officer)

                                        EXHIBIT 31.2


CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE
SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-
OXLEY ACT OF 2002

I, Karen L. Wright, certify that:

   1. I have reviewed this annual report on Form 10-K of Nyer Medical Group, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 29, 2003

 /s/ Karen L. Wright

 Karen L. Wright

Vice President - Finance
(Principal Financial and Accounting Officer)

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2003 Annual Report on Form 10-K

Exhibit 32.1



CERTIFICATION PURSUANT TO
             18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Samuel Nyer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Samuel Nyer

    Samuel Nyer
    Chief Executive Officer
    September 29, 2003

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2003 Annual Report on Form 10-K

Exhibit 32.2



CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



  In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright

Karen L. Wright
Chief Financial Officer
September 29, 2003