Form 10-Q
period 2003-09-30
NYER MEDICAL GROUP INC
filed 2003-11-19
CIK 884647

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2003


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X.

As of November 19, 2003, there were 3,783,862 shares of common stock outstanding, par value $.0001 per share.







  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        SEPTEMBER 30, 2003


                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                        Page No.
  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2003
                and June 30, 2003                                     3-4
           Consolidated Statements of Operations, Three Months
                Ended September 30, 2003 and September 30, 2002        5
           Consolidated Statements of Operations, Three Months
                Ended September 30, 2003 and September 30, 2002        5
           Consolidated Statements of Cash Flows, Three Months
                Ended September 30, 2003 and September 30, 2002       6-7
           Selected Notes to Consolidated Financial Statements        8-11

  Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 11-16

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                              16

  Item 4.  Controls and Procedures                                    16

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                          17
  Item 2.  Changes in Securities and Use of Proceeds                  17
  Item 3.  Defaults upon Senior Securities                            17
  Item 4.  Submissions of Matters to Vote of Security Holders         17
  Item 5.  Other information                                          17
  Item 6.  Exhibits and Reports on Form 8-K                           17

           Signatures                                                 18

Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer

Exhibit 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial and Accounting Officer

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2003

  Item 1.  Financial Statements:

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                  ASSETS


                                           September 30,     June 30,
                                             2003             2003


Current assets:
  Cash and cash equivalents             $ 1,148,836        $ 1,417,744
  Accounts receivable, less
   allowance for doubtful
   accounts of $394,562
   and $368,352, respectively             4,520,777          4,438,842
  Inventories, net                        5,966,157          5,878,997
  Deferred tax asset                        185,000            185,000
  Prepaid expenses and other
    current assets                          316,594            256,472

      Total current assets               12,137,364         12,177,055

Property, plant and equipment,
 net of accumulated depreciation          1,261,309          1,307,788

Goodwill, net                               104,463            104,463
Other intangible assets, net                636,979            666,281
Advances due from related
  companies                                  44,858             44,858

                                            786,300            815,602

      Total assets                      $14,184,973        $14,300,445














     See accompanying notes to consolidated financial statements.
     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2003

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30,    June 30,
                                              2003           2003
                                          (Unaudited)
Current liabilities:
  Current portion of long-term debt       $   282,470    $  291,485
  Accounts payable                          3,935,815     4,005,879
  Accrued payroll and related taxes           312,663       449,434
  Accrued expenses and other
    liabilities                               173,217       276,711
  Income taxes payable                        166,000       101,753
  Current portion of payable due
    related party                             172,263       196,263

           Total current liabilities        5,042,428     5,321,525


Long-term debt, net of current
  portion                                     356,735       418,425
Minority interest                           1,286,387     1,243,533

Shareholders' equity:
  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares at September 30, 2003
    and June 30, 2003
  Common stock, par value $.0001
    authorized: 10,000,000 shares; issued:
    3,797,962 at September 30, 2003
    and at June 30, 2003                          380           380
  Additional paid-in capital               17,746,543    17,746,543
    Treasury stock (14,100 shares at
    September 30, 2003 and
    June 30, 2003)                            (54,573)      (54,573)
   Accumulated deficit                    (10,192,928)  (10,375,389)

     Total shareholders' equity             7,499,423     7,316,962

            Total liabilities and
              shareholders' equity        $14,184,973   $14,300,445





     See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                        September 30,    September 30,
                                           2003             2002

Net sales                             $15,798,040        $14,512,850

Cost and expenses:
  Cost of goods sold                   12,255,850         11,433,665
  Selling and retail                    2,072,666          1,827,373
  Warehouse and delivery                  246,702            254,680
  Administrative                          842,287            725,415

                                       15,417,505        14,241,133

        Operating income                  380,535            271,717

Other (expense) income:
  Interest expense                        (18,024)            (7,811)
  Interest income                          12,443             11,233
  Other                                    (3,639)               580

       Total other (expense)
        income                             (9,220)             4,002
  Income before
       minority interest                  371,315            275,719
Minority interest                         (42,854)           (70,051)
  Income before income taxes              328,461            205,668

    Provision for income taxes            146,000             40,000
 Income after income                      182,461            165,668


  Net income                          $   182,461         $  165,668

  Basic and diluted income
       per share:                     $       .05         $      .04

Weighted average common shares
    outstanding, basic:                 3,783,862          3,769,062


Weighted average common shares
    outstanding, diluted:               3,792,674          3,769,062









     See accompanying notes to consolidated financial statements.
     FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                      September 30,  September 30,
                                          2003           2002
  Cash flows from operating activities:
  Net income                           $ 182,461      $ 165,668
  Adjustments to reconcile net
      income to net cash
      used in operating activities:
  Depreciation                            93,822         86,728
  Amortization                            29,302         14,696
  Gain on sale of property, plant
   and equipment                           3,639           (300)
  Minority interest                       42,854         70,051
  Decrease in deferred credit                  -              -
  Changes in certain working capital
      elements                          (475,299)      (167,920)
      Net cash flows provided by (used
       in) operating activities (123,221) 168,923

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                          (62,295)       (38,499)
  Proceeds from sale of property, plant
      and equipment                            -          2,800
  Net change in advances due from
      related companies                   11,313              -
  Increase in other assets, net                -              -
      Net cash provided by (used in)
           investing activities          (50,982)       (35,699)

Cash flows from financing activities:
  Proceeds from issuance of
      long-term debt                           -              -
  Payments of long-term debt             (70,705)       (48,601)
  Net repayments of notes to
      related parties                    (24,000)       (30,000)
      Net cash provided by (used in)
           financing activities          (94,705)       (78,601)
Net (decrease) increase in cash
      and cash equivalents              (268,908)        54,623
Cash and cash equivalents,
      beginning of period              1,417,744      1,550,374
Cash and cash equivalents,
      end of period                   $1,148,836     $1,604,997




     See accompanying notes to consolidated financial statements.


     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                     September 30,    September 30,
                                         2003             2002


Changes in certain working capital elements:
  Accounts receivable, net           $  (81,935)      $  472,951
  Inventories                           (87,160)         153,411
  Prepaid expenses                      (60,122)          15,843
  Accounts payable                      (70,064)        (500,760)
  Accrued payroll and related
      taxes                            (136,771)        (152,790)
  Accrued expenses and other           (103,494)        (156,575)
      liabilities
  Income taxes payable                   64,247                -

     Net change                      $ (475,299)      $ (167,920)





Supplemental cash flow information:

Cash paid during the first three months:

     Interest                        $    8,152       $    5,853

     Income taxes                    $  105,250       $  110,000





















   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2003
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2003.

2. Goodwill and Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:


     September 30, 2003     Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                                 ---       --------      --------      --------
       Prescription lists         15     $  528,000      $162,968      $365,032
       Non-compete agreements    3-5        750,100       478,153       271,947
                                         ----------      --------      --------
           Totals                        $1,278,100      $641,121      $636,979
                                         ==========      ========      ========

     June 30, 2003          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                                 ---       --------      --------      --------
       Prescription lists         15     $  528,000    $  154,274      $373,726
       Non-compete agreements    3-5        750,100       457,545       292,555
                                           --------    ----------      --------
           Totals                        $1,278,100    $  611,819      $666,281
                                         ==========    ==========      ========

    Aggregate Amortization Expense:
    For the three months ended September 30, 2003    $ 29,302

    Estimated Amortization:
            For the fiscal year 2004                $ 126,511
            For the fiscal year 2005                  100,116
            For the fiscal year 2006                   83,449
            For the fiscal year 2007                   83,449
            For the fiscal year 2008                   71,449


3. Earnings per share:

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


  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

3. Earnings per share: continued,


     The following data show the amounts used in computing earnings per share and the weighted average number of shares of diluted potential common stock:

                               9-30-03           9-30-02

Weighted average number of
   common shares used in
   basic EPS                  3,783,862          3,769,062

Stock options                     8,812                  -

Weighted average number of
   common shares used in
   diluted EPS                3,792,674          3,769,062


4. Options and Warrants:

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported interim and annual results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25. The adoption of SFAS No. 148 had no impact on the consolidated results of operations or financial position. The Company has adopted the disclosure requirements of SFAS No. 148. Pro forma information,
  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

4. Options and Warrants: continued,

assuming the Company had accounted for its employee and director stock options granted under the fair value method is presented below. The fair value method for recognizing employee stock-based compensation cost ratably over the vesting period. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model.

Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were no stock options granted in the first quarter of fiscal 2004 or for the first quarter of fiscal 2003.


                                     Three months ended
                                        September 30,
                                      2003      2002
                                      ----      ----
Net income, as reported:           $ 182,461   $165,668
Add: Total stock-based employee
and director compensation
expense determined under fair
value based method for all
awards, net of taxes                 (11,415)   120,351
                                   ---------   --------
Pro forma net income               $ 171,046   $ 45,317
                                   =========  =========

Basic and diluted earnings per share:

Per reported                             .05       .04
Pro forma                                .05       .01


5. Business Segments: The Company had three business segments for the three months ended September 30, 2003 and 2002: (1) pharmacy chain
 (2) wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire and police depart- ments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale.

Summary data for the three months ended September 30, 2003:

                                Medical and    EMT, Fire,
                   Pharmacy       Surgical    Police Equip.
                    Chain         Supplies    and Supplies   Corporate    Consolidated

Net Sales         $13,089,377   $ 2,152,546   $   556,117    $        -   $15,798,040
Operating
income (loss)         388,307       147,873       (43,360)     (112,285)      380,535
Total assets       10,590,447     2,530,451       387,506       676,569    14,184,973
Capital
FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    SEPTEMBER 30, 2003
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business segments, continued

Expenditures           29,106         3,285             -             -        32,391
Depreciation
 and
 amortization          96,384        20,829         5,709           202       123,124
Interest income        (6,838)       (4,710)            -          (895)      (12,443)
Interest expense  $     7,693   $     3,361   $     6,970    $        -   $    18,024


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


Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

NET SALES. Total sales for the three months ended September 30, 2003 increased by 8.9% to $15,798,040 for the three months ended September 30, 2003 as compared to $14,512,850 for the three months ended September 30, 2002.

    The Company had three active business segments for the three months ended September 30, 2003 and 2002: (1) retail pharmacy drug store chain ("pharmacy chain"), (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"), and (3) wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments, ("EMT, fire, police equipment and supplies"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.










  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

NET SALES, continued,

   The following table shows sales by business segments for the three months ended September 30, 2003 and 2002:

Business Segment                      2003            2002    % increase
                                                              (decrease)

Pharmacy chain                   $13,089,377     $11,386,603     15.0
Medical and surgical
  equipment and supplies           2,152,546       2,236,371     (3.7)
EMT, fire, police
 equipment and supplies              556,117         889,876    (37.5)

Total for business segments      $15,798,040     $14,512,850      8.9

    The pharmacies segment's sales increased $1,702,744 to $13,089,377 or 15.0% for the three months ended September 30, 2003 as compared to $11,386,603 for the three months ended September 30, 2002. The increase was due to: increased sales to non-profit organizations of $350,550; the acquisition of two pharmacies in March 2003 and June 2003 which resulted in an increase of approximately $829,410. The remainder was due to continued increases in volume on prescription drugs sales.

    The medical segment's sales decreased $83,825 to $2,152,546 or 3.7% for the three months ended September 30, 2003 as compared to $2,236,371 for the three months ended September 30, 2002, mainly due to the discontinuing of unprofitable items and increased competition from cut rate competitors.

    The fire and police segment's sales decreased by $333,759 to $556,117 or 37.5% for the three months ended September 30, 2003 as compared to $889,876 for the three months ended September 30, 2002. Because of declining sales and unprofitable operations, this segment closed one location and incorporated its inventory and personnel into another location. Sales were impacted by increased competition.

GROSS PROFIT MARGINS. Our overall gross margins were 22.4% for the three months ended September 30, 2003 as compared to 21.2% for the three months ended September 30, 2002.

The following is a table of gross margin percentages by business segments for the three months ended September 30, 2003 and 2002:

Business Segment                      2003            2002

Pharmacy chain                        20.0            19.9
Medical and surgical
  equipment and supplies              36.1            27.6
EMT, fire, police
 equipment and supplies               27.3            21.1
Total for business segments           22.4            21.2

   FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

GROSS PROFIT MARGINS, continued

     The pharmacy segment's gross profit margins remained approximately the same for the three months ended September 30, 2003 and 2002. Eaton expects sales growth to continue to be strong in its core business, but expects pressures on margins to further intensify. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. Eaton expects other third party payors to follow. We believe the increased sales volume and a decrease in costs from the company's major supplier will help offset lower insurance reimbursements.

     The medical segment's gross profit margins increased 8.5% to 36.1% for the three months ended September 30, 2003, from 27.6% for the three months ended September 30, 2002. This was due to a one time sale of merchandise acquired in a discounted bulk purchase which is at no cost. The cost of the merchandise was allocated to inventory which was previously sold. The impact on its gross profit margins was approximately 5%. The medical segment also continues to eliminate the sales of unprofitable items.

    The fire and police segment's gross profit margins increased 6.2% to 27.3% for the three months ended September 30, 2003, from 21.1% for the three months ended September 30 in 2002. This increase can be attributed to an inventory adjustment.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased $354,187 to $3,161,655 or 12.6% for the three months ended September 30, 2003 as compared to $2,807,468 for the three months ended September 30, 2002.

     The following table shows the breakdown by business segments for the three months ended September 30, 2003 and 2002:

Business Segment                      2003            2002    % increase
                                                               (decrease)
Pharmacy chain                   $ 2,225,324     $ 1,847,426     20.5
Medical and surgical
  equipment and supplies             628,992         599,389      4.9
EMT, fire, police
 equipment and supplies              195,056         246,335    (20.8)
Corporate                            112,283         114,318     (1.8)

Total for business segments      $ 3,161,655     $ 2,807,468     12.6


     The pharmacies segment's S,G&A expenses increased $377,898 to $2,225,324 or 20.5% for the three months ended September 30, 2003 as compared to $1,847,426 for the three months ended September 30, 2002. The increase came from the additional overhead costs associated with the acquisition and operation of two additional pharmacies of $112,610, increased labor costs of approximately $102,000 due to a shortage of available pharmacists and increased advertising expense of $105,287.

  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, continued

     The medical segment's S,G&A expenses increased $29,603 to $628,992 or 4.9% for the three months ended September 30, 2003 as compared to $599,389 for the three months ended September 30, 2002. The main reasons for the increases are an additional $20,000 in the accounts receivable reserve and increased advertising expense of approximately $12,000.

     The fire and police segment's S,G&A expenses decreased by $51,279 to $195,056 or 20.8% for the three months ended September 30, 2003 as compared to $246,335 for the three months ended September 30, 2002. This decrease was due to lower expenses directly related to decreased sales and related overhead.

     The Corporate segment's overhead remained approximately the same.


Other expense and income expense:

    The following table shows the breakdown of interest expense by business segment for the three months ended September 30, 2003 and 2002:

                               Three months ended
                                  September 30,
Business Segment           2003         2002
----------------           ----         ----

Pharmacy segment        $ 7,693      $ 3,778
Medical and
 surgical equipment
 and supplies             3,361        3,901
EMT, fire and
 police segment           6,970          132
Corporate                     -            -
                        -------      -------
Total for business
segments                $18,024      $ 7,811
                        =======      =======

Our interest expense increased due to new debt for the purchase of pharmacies, interest expense on note due to related party.

    The following table shows the breakdown of interest income by business segment for the three months ended September 30, 2003 and 2002:

                               Three months ended
                                  September 30,
Business Segment           2003         2002
----------------           ----         ----
Pharmacy segment        $  6,838     $  4,018
Medical  and
 surgical equipment
 and supplies              4,710        4,540
EMT, fire and
 police segment                -            -
Corporate                    895        2,675
                        --------     --------
Total for business
segments                $ 12,443     $ 11,233
                        ========     ========
  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Results of Operations: continued,

Other expense and income expense, continued

Interest income was derived from accounts receivable, a note related to the sale of the respiratory division and money market account in 2001.


    The following table shows the breakdown of other (loss) income by business segment for the three months ended September 30, 2003 and 2002:

                               Three months ended
                                  September 30,
Business Segment           2003         2002
----------------           ----         ----

Pharmacy segment        $(3,369)     $    280
Medical and
 surgical equipment
 and supplies                 -             -
EMT, fire and
 police segment               -           300
Corporate                     -             -

Total for business      -------     ---------
segments                $(3,369)    $     580
                        =======     =========

Other (loss) income was from the sale of fixed assets.


The following table shows the breakdown of minority interest which predominately represents the 20% minority interest in the pharmacy chain segment for the three months ended September 30, 2003 and 2002:


                               Three months ended
                                  September 30,
Business Segment           2003         2002
----------------           ----         ----

Pharmacy segment       $ 42,973     $  70,106
Medical and
 surgical equipment
 and supplies                 -            -
EMT, fire and
 police segment            (119)         (55)
Corporate                     -            -
                       --------     --------
Total for business
segments               $ 42,854     $ 70,051
                       ========     ========









    FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER RESULTS

Liquidity and Capital Resources

     Net cash used in operating activities was $123,221 for the three months ended September 30, 2003 as compared to net cash provided by operating activities of $168,923 for the three months ended September 30, 2002.

     The net cash used in investing activities was $50,982 and $35,699, for the three months ended September 30, 2003 and 2002, respectively.

     Net cash used in financing activities was $94,705 for the three months ended September 30, 2003 as compared to $78,601 for the same period in 2002.

     We anticipate our current cash resources to be adequate to fund our current operating needs.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: cash used for by operations and cash used for pharmacy retail acquisitions, capital expenditures and repayment debt.

     During the three months ended September 30, 2003, we had a decrease in cash due the funding the losses of our fire and police segment.

Cash - At September 30, 2003, we had approximately $1.1 million in cash. We invest available cash in money markets.

Accounts receivable - At September 30, 2003, we had accounts receivable of approximately $4.5 million. Although our sales have increased, our accounts receivables have remained relatively the same.

Debt - We had $811,468 of debt as of September 30, 2003. Our debt has decreased due to pay down of the debt with no additional borrowing for the quarter. Because of our cash balances, we have not needed to borrow to fund operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.


Item 4.  Controls and Procedures.

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and are operating in an effective manner.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175    SEPTEMBER 30, 2003

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


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer

Exhibit 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial and Accounting Officer

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer


 (b) Reports on Form 8-K None

























FORM 10-Q          NYER MEDICAL GROUP, INC.   000-20175    SEPTEMBER 30, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NYER MEDICAL GROUP, INC.

     Date:  November 19, 2003                 /s/ Samuel Nyer

                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer






     Date:  November 19, 2003                 /s/ Karen L. Wright
                                              Karen L. Wright,
                                              Chief Financial Officer,
                                              Chief Accounting Officer,
                                              and Principal Financial
                                              Officer































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

Date:  November 19, 2003

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

Date:  November 19, 2003

/s/ Karen L. Wright

Karen L. Wright
Vice President - Finance
(Principal Financial and Accounting Officer)
NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2003 Quarterly Report on Form 10-Q

Exhibit 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002

  In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the Quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Samuel Nyer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Samuel Nyer

    Samuel Nyer
    Chief Executive Officer
    November 19, 2003



NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2003 Quarterly Report on Form 10-Q

Exhibit 32.2



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002


    In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright

Karen L. Wright
Chief Financial Officer
November 19, 2003