Form 10-Q
period 2003-12-31
NYER MEDICAL GROUP INC
filed 2004-02-20
CIK 884647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2003


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

As of February 20, 2004, there were 3,784,962 shares of common stock outstanding, par value $.0001 per share.

                                 1


  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175        DECEMBER 31, 2003







                                                                               3

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION
                                                                        Page No.
  Item 1.  Financial Statements:
           --------------------

           Consolidated Balance Sheets, December 31, 2003
                and June 30, 2003                                         3-4
           Consolidated Statements of Operations, Three Months
                Ended December 31, 2003 and December 31, 2002              5
           Consolidated Statements of Operations, Six Months
                Ended December 31, 2003 and December 31, 2002              6
           Consolidated Statements of Cash Flows, Six Months
                Ended December 31, 2003 and December 31, 2002             7-8
           Selected Notes to Consolidated Financial Statements            9-13

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     14-23

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                  23

  Item 4.  Controls and Procedures                                       23-24

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                              24
  Item 2.  Changes in Securities and Use of Proceeds                      24
  Item 3.  Defaults upon Senior Securities                                24
  Item 4.  Submissions of Matters to Vote of Security Holders             24
  Item 5.  Other information                                              24
  Item 6.  Exhibits and Reports on Form 8-K                             24-25

            Signatures                                                    26



Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer 27

Exhibit 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial and Accounting Officer 28

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer 29

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer 30
                                    2


       FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 Item 1.  Financial Statements:
          --------------------


                                     ASSETS




                                         December 31,     June 30,
                                             2003           2003
                                             ----           ----
                                         (Unaudited)

Current assets:
  Cash and cash equivalents              $ 1,367,997    $ 1,391,666
  Accounts receivable, less allowance
    for doubtful accounts of $374,562
    at December 31, 2003 and $348,352
    at June 30, 2003                       4,662,361      4,357,856
  Inventories, net                         6,099,597      5,812,186
  Prepaid expenses and other current
    assets                                   316,552        250,585
  Deferred tax asset                               -        185,000
  Assets to be disposed of from
    discontinued operation                    71,000        201,281
                                          ----------     ----------

            Total current assets          12,517,507     12,198,574
                                          ----------     ----------

Property, plant and equipment, net
  Of accumulated depreciation              1,336,169      1,286,269
                                          ----------      ---------

Goodwill, net                                104,463        104,463
Other intangible assets, net                 607,677        666,281
Advances due from related
  companies                                   44,858         44,858
                                         -----------    -----------

                                             756,998        815,602


Total assets                             $14,610,674    $14,300,445
                                         ===========    ===========










     See accompanying notes to consolidated financial statements.
                                  3

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003

                  NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          December 31,    June 30,
                                              2003           2003
                                              ----           ----
                                          (Unaudited)

Current liabilities:
  Current portion of long-term debt       $   267,384    $  291,485
  Accounts payable                          4,168,160     3,831,147
  Accrued payroll and related taxes           448,162       446,807
  Other accrued expenses                      212,061       259,460
  Income taxes payable, net                    87,185       101,753
  Liabilities to be disposed of from
    discontinued operation                    271,170       390,873
                                           ----------    ----------

           Total current liabilities        5,454,122     5,321,525
                                           ----------    ----------


Long-term debt, net of current
  portion                                     300,533       418,425

Minority interest                           1,333,884     1,243,533


Shareholders' equity:

  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                       1             1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares
  Common stock, par value $.0001
    authorized: 10,000,000 shares;
    issued: 3,799,062                             380           380
  Additional paid-in capital               17,746,543    17,746,543
  Treasury stock (14,100 shares)              (54,573)      (54,573)
  Accumulated deficit                     (10,170,216)  (10,375,389)
                                          ------------  -----------

     Total shareholders' equity             7,522,135     7,316,962
                                          -----------   -----------

            Total liabilities and
              shareholders' equity        $14,610,674   $14,300,445
                                          ===========   ===========






     See accompanying notes to consolidated financial statements.
                                  4


   FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003
                            NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended
                                             December 31,          December 31,
                                                2003                  2002
                                                ----                  ----

Net sales                                    $16,146,046           $14,616,341
                                             -----------           -----------
Cost and expenses:
  Cost of goods sold                          12,561,483            11,457,207
  Selling and retail                           2,202,259             1,889,285
  Warehouse and delivery                         262,921               246,291
  Administrative                                 940,036               811,895
                                             -----------           -----------

                                              15,966,699            14,404,678
                                             -----------           -----------

        Operating income                         179,347               211,663
                                             -----------           -----------

Other income (expense):
  Interest income                                 12,949                11,825
  Interest expense                               (10,075)              (10,043)
  Other                                            3,761            _      174
                                             -----------           -----------

       Total other income                          6,635             _   1,956
                                             -----------           -----------

Income from continuing operations before
       income taxes and minority interest        185,982               213,619
    Provision for income taxes:
      Current                                    (67,185)              (40,000)
      Deferred                                   (28,214)                    -
                                             -----------           -----------
                                                 (95,399)              (40,000)
                                             -----------           -----------
Income from continuing operations before
       minority interest                          90,583               173,619

    Minority interest, net of income taxes
       of $32,626 and $8,000, respectively       (47,497)              (69,564)
                                             -----------           -----------

Income from continuing operations                 43,086               104,055
                                             -----------           -----------

Discontinued operation:
   Net loss from discontinued operation, net
   of income tax benefit of $16,858 in 2003      (20,379)            _ (20,705)
                                             -----------           -- --------

  Net income                                 $    22,707           $    83,350
                                             ===========           ===========
  Basic and diluted income (loss) per share:
    Continuing operations                    $       .01           $       .03
    Discontinued operation                          (.01)                 (.01)
                                             -----------           -----------
  Basic and diluted income (loss)
       per share                             $         -           $       .02
                                             ===========           ===========
Weighted average common shares outstanding:
  Basic                                        3,784,962             3,756,962
                                             ===========           ===========
  Diluted                                      4,129,028             3,760,638
                                             ===========           ===========

     See accompanying notes to consolidated financial statements.
                                        5

        FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Six Months Ended
                                             December 31,          December 31,
                                                2003                  2002
                                                ----                  ----
Net sales                                    $31,701,615           $28,612,874
                                             -----------           -----------
Cost and expenses:
  Cost of goods sold                          24,666,691            22,475,248
  Selling and retail                           4,226,410             3,645,159
  Warehouse and delivery                         504,074               494,560
  Administrative                               1,727,734             1,472,130
                                             -----------           -----------

                                              31,124,909            28,087,097
                                             -----------           -----------

        Operating income                         576,706               525,777
                                             -----------           -----------

Other income (expense):
  Interest income                                 25,392                23,057
  Interest expense                               (22,043)              (17,840)
  Other                                              122           _       754
                                             -----------            ----------

       Total other income                          3,471           _     5,971
                                             -----------            ----------

 Income from continuing operations before
       income taxes and minority interest        580,177               531,748
                                             -----------           -----------
  Provision for income taxes:
    Current                                      (67,185)              (80,000)
    Deferred                                    (185,000)                    -
                                             -----------           ------------
                                                (252,185)              (80,000)
                                             -----------           -----------

Income from continuing operations before
       minority interest                         327,992               451,748
                                             -----------           -----------
    Minority interest, net of income taxes
       of $60,226 and $16,000, respectively      (90,351)             (139,615)
                                             -----------           -----------

Income from continuing operations                237,641            ___312,133
                                             -----------           -----------

Discontinued operation:
  Net loss from discontinued operation, net
  of income tax benefit of $27,644 in 2003       (32,468)          _   (63,115)
                                             -----------           -----------

  Net income                                 $   205,173           $   249,018
                                             ===========           ===========

  Basic and diluted income per share:
    Continuing operations                    $       .06           $       .08
    Discontinued operation                          (.01)          _      (.02)
                                             -----------            ----------
  Basic and diluted income
       per share                             $       .05           $       .06
                                             ===========           ===========
Weighted average common shares
    outstanding
  Basic                                        3,784,962             3,756,962
                                             ===========           ===========
  Diluted                                      3,960,560             3,763,556
                                             ===========           ===========


     See accompanying notes to consolidated financial statements.

  FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Six Months Ended
                                             December 31,      December 31,
                                                2003              2002
                                                ----              ----
  Cash flows from operating activities:
  Net income from continuing operations      $ 237,641         $ 312,133
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
  Depreciation                                 190,924           177,060
  Amortization                                  58,604            29,392
  Loss (gain) on sale of property,
   plant and equipment                           3,639              (300)
  Minority interest                             90,351           139,615
  Changes in certain working capital
    elements                                  (196,482)            3,476
                                             ---------         ---------
     Net cash flows provided by
       operating activities from
       continuing operations                   384,677           661,376
     Net cash used in discontinued
       operation                               (21,890)          (63,115)
                                             ---------         ---------
     Net cash provided by operating
       activities                              362,787           598,261

Cash flows from investing activities:
  Purchase of property, plant and
      equipment                               (255,776)         (205,746)
  Proceeds from sale of property,
      plant and equipment                       11,313             2,800
                                             ---------         ---------
     Net cash used in
           investing activities               (244,463)         (202,946)
                                             ---------         ---------

Cash flows from financing activities:
  Payments of long-term debt                  (141,993)         (155,340)
                                             ---------         ---------
     Net cash used in
          financing activities                (141,993)         (155,340)
                                             ---------         ---------

Net (decrease) increase in cash
      and cash equivalents                     (23,669)          239,975
Cash and cash equivalents,
      beginning of period                    1,391,666         1,536,958
                                            ----------        ----------
Cash and cash equivalents,
      end of period                         $1,367,997        $1,776,933
                                            ==========        ==========






        See accompanying notes to consolidated financial statements.

     FORM 10-Q   NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         Six  Months  Ended
                                     December 31,    December 31,
                                         2003           2002
                                         ----           ----


Changes in certain working capital elements:
  Accounts receivable, net            $ (304,505)    $  431,505
  Inventories                           (287,411)      (148,420)
  Prepaid expenses                       (65,967)        41,187
  Deferred tax asset                     185,000              -
  Accounts payable                       337,013       (190,992)
  Accrued payroll and related
      taxes                                1,355          3,455
  Other accrued expenses                 (47,399)      (133,259)
  Income taxes payable                   (14,568)             -
                                      ----------     ----------

     Net change                       $ (196,482)    $    3,476
                                      ==========     ==========





Supplemental cash flow information:

Cash paid during the first six months:

     Interest                         $   12,171      $   12,771
                                      ==========      ==========

     Income taxes                     $  105,250      $   13,353
                                      ==========      ==========

   FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003

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

2. Discontinued operations:

     The Company accounts for discontinued operations in accordance with SFAS
144. In August 2003, due to continuing losses, the Company closed its Anton Investments, Inc.'s ("Anton") Massachusetts location and transferred the assets and personnel to Conway Associates, Inc. ("Conway"). In September 2003, the Company closed and sold the inventory and fixed assets of Anton's New Hampshire location. In December of 2003, the Company reevaluated the business and determined to entirely close its component, Anton and discontinue the remaining location. The Company is currently in the process of selling the remaining inventory and fixed assets. This decision was made because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. Additionally, Anton has experienced ever increasing competition from the nearby operations of a similar entity owned by a minority shareholder. Sales for this component of the fire segment have been declining for several years and recurring losses continue. Anton's operations have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The Company does not expect a loss on the disposition of the component. The fire/police segment consisted principally of Anton and Conway. The segment has been renamed fire equipment and supplies due to the discontinuance of sales of police equipment and supplies.

Assets and Liabilities to be disposed of comprise the following at December 31, 2003:

Accounts receivable, net       $ 29,586     Accounts payable           $133,096
Inventories, net                 23,488     Payable due related party   145,263
Property, plant and                         Other                        (7,189)
                                                                       --------
  equipment, net                 15,499                                $271,170
                                                                       ========
Other                             2,427
                               ---------
                               $ 71,000

FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

     December 31, 2003      Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                            -------------    ----      ------------      ---

       Prescription lists         15     $  528,000      $171,662      $356,338
       Non-compete agreements    3-5        750,100       498,761       251,339
                                         ----------      --------      --------

           Totals                        $1,278,100      $670,423      $607,677
                                         ==========      ========      ========

     June 30, 2003          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net
                            -------------    ----      ------------      ---

       Prescription lists         15     $  528,000    $  154,274      $373,726
       Non-compete agreements    3-5        750,100       457,545       292,555
                                         ----------    ----------      --------

           Totals                        $1,278,100    $  611,819      $666,281
                                         ==========    ==========      ========

    Aggregate amortization expense:
    For the six months ended December 31, 2003        $58,604

    Estimated amortization:
            For the fiscal year 2004                $ 117,208
            For the fiscal year 2005                  100,116
            For the fiscal year 2006                   83,449
            For the fiscal year 2007                   83,449
            For the fiscal year 2008                   71,449

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

The following data show the amounts used in computing earnings per share and the weighted average number of shares of diluted potential common stock:

                                   Three months ended       Six months ended
                                      December 31,            December 31,
                                     2003       2002         2003        2002
                                     ----       ----         ----        ----
Weighted average number of common
 shares used in basic EPS         3,784,962  3,756,962     3,784,962  3,756,962
Stock options                       344,066      3,676       175,598      6,594
                                  ---------  ---------     ---------  ---------
Weighted average number of
   common shares used in
   diluted EPS                    4,129,028  3,760,638     3,960,560  3,763,556
                                  =========  =========     =========  =========

FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings per share continued,

     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

5.  Options and Warrants

    Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were no stock options granted in the first quarter of fiscal 2004; there were 12,000 options granted and 55,000 grants cancelled for the second quarter of fiscal 2004; no stock options were granted in the first quarter of fiscal 2003 and there were 770,000 options granted in the second quarter of fiscal 2003.
                                 Three months ended        Six months ended
                                    December 31,              December 31,
                                  2003       2002           2003        2002
                                  ----       ----           ----        ----

Net income, as reported:        $  22,707  $  83,350      $ 205,173   $ 249,018
Add: Total stock-based employee
and director compensation
expense determined under fair
value based method for all
awards, net of taxes              (14,899)   (680,648)      (26,314)   (752,859)
                                ---------  ----------     ---------   ---------

Pro forma net income (loss)     $   7,808  $ (597,298)    $ 178,859   $(503,841)
                                =========  ==========     =========   =========

Basic and diluted earnings per share:

Per reported                         $. -       $ .02          $.05      $ .06
                                     ====       =====          ====      =====
Pro forma                            $. -       $(.16)         $.05      $(.13)
                                     ====       =====          ====      =====


6. Business Segments: The Company had three active business segments for the three months ended December 31, 2003 and 2002 and for the six months ended December 31, 2003 and 2002: (1) retail pharmacy chain (2) wholesale and retail sales of surgical, medical equipment and supplies, (3) wholesale distribution of equipment to fire departments. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of a discontinued operation.

  FORM 10-Q     NYER MEDICAL GROUP, INC   000-20175    DECEMBER 31, 2003

               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Business segments: continued,

  Summary data for the three months ended December 31, 2003:

                                  Medical         Fire
                   Pharmacy      Equipment       Equipment
                    Chain       and Supplies    and Supplies   Corporate   Consolidated
                   --------     -------------   -------------  ---------   ------------

Net sales         $13,702,522   $ 2,117,162   $   326,362    $        -    $16,146,046
Operating
income (loss)         431,062       (76,327)        2,717      (178,105)       179,347
Total assets       11,405,342     2,326,343       403,870       475,119     14,610,674
Depreciation
 and amortization     105,081        19,843         4,288           202        129,414
Interest income       (5,762)        (6,337)                       (850)       (12,949)
Interest expense  $    6,716    $     2,928   $       431    $        -    $    10,075



    Summary data for the six months ended December 31, 2003:

                                  Medical         Fire
                   Pharmacy      Equipment       Equipment
                    Chain       and Supplies    and Supplies   Corporate   Consolidated
                   --------     -------------   -------------  ---------   ------------

Net sales         $26,791,899   $ 4,269,708   $   640,008    $        -    $31,701,615
Operating
income (loss)         819,369        71,546       (23,819)     (290,390)       576,706
Total assets       11,405,342     2,326,343       403,870       475,119     14,610,674
Depreciation
 and amortization     201,465        40,672         6,987           404        249,528
Interest income       (12,600)      (11,047)            -        (1,745)       (25,392)
Interest expense  $    14,409   $     6,289   $     1,345    $        -    $    22,043




    Summary data for the three months ended December 31, 2002:

                                  Medical         Fire
                   Pharmacy      Equipment      Equipment
                    Chain       and Supplies    and Supplies   Corporate   Consolidated
                   --------     -------------   -------------  ---------   ------------

Net sales         $11,840,600   $ 2,479,895   $   295,846    $        -    $14,616,341
Operating
income (loss)         419,691        56,601       (36,412)     (228,217)       211,663
Total assets        9,178,350     2,904,186       382,926     1,011,479     13,476,941
Depreciation
 and amortization      86,282        20,563         4,524         1,344        112,713
Interest income        (4,170)       (5,085)            -        (2,570)       (11,825)
Interest expense  $     3,915   $     5,422   $       706    $        -    $    10,043

                                       12

  FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business segments: continued,

Summary data for the six months ended December 31, 2002:

                                  Medical        Fire
                          Pharmacy Equipment Equipment
                    Chain       and Supplies  and Supplies   Corporate    Consolidated

Net sales         $23,227,203   $ 4,716,266   $   669,405    $        -    $28,612,874
Operating
income (loss)         841,524        75,525       (48,936)     (342,536)       525,777
Total assets        9,178,350     2,904,186       382,926     1,011,479     13,476,941
Depreciation
 and amortization     157,203        43,921         4,524           804        206,452
Interest income        (8,187)       (9,625)            -        (5,245)       (23,057)
Interest expense  $     7,693   $     9,323   $       824    $        -    $    17,840


FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 as well as for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

Net Sales:

     Sales for the six months ended December 31, 2003 increased by 10.8% to $31,701,615 from $28,612,874 for the six months ended December 31, 2002.

     Sales for the three months ended December 31, 2003 increased by 10.5% to $16,146,046 from $14,616,341 for the three months ended December 31, 2002.

     The following table shows sales by business segment for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 and for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002:

                       Six months ended                  Three months ended
                          December 31,    % increase        December 31,       % increase
Business Segment       2003        2002   (decrease)     2003          2002    (decrease)
----------------       ----        ----   ----------     ----          ----    ----------

Pharmacy chain    $26,791,899   $23,227,203  15.3%    $13,702,522   $11,840,600    15.7%
Medical equipment
 and supplies       4,269,708     4,716,266  (9.5)      2,117,162     2,479,895   (14.6)
Fire equipment and
 supplies             640,008       669,405  (4.4)        326,362       295,846    10.3
                  -----------   -----------   ---     -----------   -----------    ----

Total             $31,701,615   $28,612,874  10.8%    $16,146,046   $14,616,341    10.5%
                  ===========   =========== =====     ===========   ===========    =====


     The pharmacy chain segment's sales increase of $3,564,696 for the six months ended December 31, 2003 to $26,791,899 or 15.3% as compared to the same period ended December 31, 2002 of $23,227,203 was due to: increased sales to non-profit organizations of $221,352; the acquisition of two pharmacies in March 2003 and June 2003 which resulted in an increase of approximately $1,614,440. The remainder was due to continued increases of prescription drug sales.

    The pharmacies expect sales growth to continue to be strong in its core business, but expects pressures on margins. Budgetary deficits in Massachusetts have resulted in the Executive Office of Human Services Division of Health Care Finance and Policy reducing the reimbursement paid to pharmacies for dispensing Medicaid prescriptions by approximately 4%. Eaton expects other third party payors to follow.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Net Sales: continued,

     The pharmacy chain segment's sales increase of $1,861,922 to $13,702,522 or 15.7% for the three months ended December 31, 2003 as compared to $11,840,600 for the same period ended December 31, 2002 are the same as mentioned above.

     The medical equipment and supplies segment's sales decreased $446,558 to $4,269,708 or 9.5% for the six months ended December 31, 2003 as compared to the same period ended December 31, 2002 of $4,716,266. This was mainly due to the discontinuing of unprofitable items, increased competition from cut rate competitors and lack of repeat sales on the Internet.

     The medical equipment and supplies segment's sales decreased $362,734 to $2,117,162 or 14.6% for the three months ended December 31, 2003 as compared to the same period ended December 31, 2002 of $2,479,895. The reasons are as mentioned above.

     The fire equipment and supplies segment's sales decreased by $29,398 to $640,008 or 4.4% for the six months ended December 31, 2003 as compared to the same period ended December 31, 2002 of $669,405. Sales were impacted by increased competition.

     The fire equipment and supplies segment's sales increased $30,516 to $326,362 or 10.3% for the three months ended December 31, 2003 as compared to the same period ended December 31, 2002 of $295,846. The increase is due to a new sales mix since one of Anton's locations was incorporated in Conway.

Gross Profit Margins:

     Our overall gross margins were 22.2% for the six months ended December 31, 2003, an increase of .7% over the same period ended December 31, 2002. Overall gross margins for the three months ended December 31, 2003 were 22.2%, an increase of .6% for the same period ended December 31, 2002. The following is a table of gross margins percentages by business segment for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2003 and 2002:

                     Six months ended        Three months ended
                       December 31,             December 31,
Business Segment      2003      2002           2003       2002
----------------      ----      -----          ----       ----

Pharmacy chain        20.5%     20.1%          20.9%      20.3%
Medical equipment
 and supplies         32.8      28.0           29.5       28.3
Fire equipment and
 supplies             23.9      21.4           28.5       17.7
                      ----      ----           ----       ----

Total                 22.2%     21.5%          22.2%      21.6%
                      ====      ====           ====       ====

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Gross Profit Margins: continued,

     The pharmacy chain's gross margins increased .4% for the first six months ended December 31, 2003 to 20.5% as compared 20.1% for the same period ended December 31, 2002. Because of increased sales, purchase discounts increased from suppliers. Another reason was an increase in generic pharmaceutical sales which generally have higher gross profit margins as compared to brand pharmaceutical sales.

     The pharmacy chain's gross margins increased .6% for the three months ended December 31, 2003 to 20.9% as compared 20.3% for the same period ended December 31, 2002. The reasons are as mentioned above.

     The medical equipment and supplies segment's gross margin increased 4.8% to 32.8% for the six months ended December 31, 2003 as compared to 28.0% for the six months ended December 31, 2002. This was due to a one time sale of merchandise acquired in a discounted bulk purchase which was at no cost. The cost of the merchandise was allocated to previously sold inventory. The impact on its gross profit margins was approximately 5%.

     The medical equipment and supplies segment's gross margin increased 1.2% to 29.5% for the three months ended December 31, 2003 as compared to 28.3% for the three months ended December 31, 2002. The reasons are as mentioned above.

     The fire equipment and supplies segment's gross profit margins increased to 23.9% or by 2.5& for the six months ended December 31, 2003 as compared to 21.4% for the same period ended December 31, 2002. The increase in gross profit margins was due to a change in the sales mix due to the incorporation of new inventory items received from a closed location.

    The fire equipment and supplies segment's gross profit margins increased to 28.5% or 10.8% for the for the three months ended December 31, 2003 as compared to 17.7% for the same period ended December 31, 2002. The reasons are as mentioned above.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses ("S,G & A")increased $850,205 to $5,853,666 for the six months ended December 31, 2003, as compared to $5,003,461 for the six months ended December 31, 2002. Consolidated S,G & A expenses increased $469,331 to $3,060,894 for the three months ended December 31, 2003, as compared to $2,591,563 for the three months ended December 31, 2002.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,
--------------------------------------------

    The following table shows the breakdown by business segment for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2003 and 2002:

                           Six months ended          Three months ended
                            December 31,                December 31,
Business Segment           2003         2002          2003        2002
----------------           ----         -----         ----        ----

Pharmacy chain          $4,660,703   $3,832,110    $2,435,377  $1,984,684
Medical equipment
 and supplies            1,330,427    1,245,162       701,435     645,773
Fire equipment and
 supplies                  176,698      192,041        90,297      88,788
Corporate                  290,390      342,536       178,107     228,226
                        ----------   ----------    ----------  ----------
Total                   $6,458,218   $5,611,849    $3,405,216  $2,947,471
                        ==========   ==========    ==========  ==========

     The pharmacy chain segment's S,G & A expenses increased $828,593 to $4,660,703 or 21.6% for the six months ended December 31, 2003 as compared to $3,832,110 for the six months ended December 31, 2002. The increase came from the additional overhead costs associated with the acquisition and operation of two additional pharmacies of $325,630, increased labor costs of approximately $245,384 because of a shortage of available pharmacists and increased advertising expense of $172,975.

     The pharmacy chain segment's S,G & A expenses increased $450,693 to $2,435,377 or 22.7% for the three months ended December 31, 2003 as compared to $1,984,684 for the three months ended December 31, 2002. The reasons are as stated above.

     The medical equipment and supplies segment's S,G & A expenses increased $85,265 or 7% to $1,330,427 for the six months ended December 31, 2003 as compared to $1,245,162 for the six months ended December 31, 2002. This increase is for expenses for increased advertising in an effort to offset its sales decline and increased personnel costs.

     The medical equipment and supplies segment's S,G&A expenses increased $55,662 or 8.6% to $701,435 for the three months ended December 31, 2003 as compared to $645,773 for the three months ended December 31, 2002. The main reasons are mentioned above.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,
--------------------------------------------

     The fire equipment and supplies segment's S,G&A expenses decreased $15,343 or 8% to $176,698 for the six months ended December 31, 2003 as compared to $192,041 for the six months ended December 31, 2002. This decrease was due to lower expenses directly related to decreased sales.

     The fire equipment and supplies segment's S,G&A expenses increased $1,509 or 1.7% to $90,297 for the three months ended December 31, 2003 as compared to $88,788 for the three months ended December 31, 2002.

     The corporate segment's overhead decreased $52,146 or 15.2% to $290,390 for the six months ended December 31, 2003 as compared to $342,536 for the six months ended December 31, 2002, due to lower legal expenses.

     The corporate segment's overhead decreased $50,119 or 22% to $178,107 for the three months ended December 31, 2003 as compared to $228,226 for the three months ended December 31, 2002. The reason is mentioned above.

Interest income:

    The following table shows the breakdown of interest income by business segment for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2003 and 2002:

                          Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2003         2002           2003        2002
----------------          ----         -----          ----        ----
Pharmacy chain          $   12,600   $    8,187    $    5,762  $    4,170
Medical equipment
 and supplies               11,047        9,625         6,337       5,085
Corporate                    1,745        5,245           850       2,570
                        ----------   ----------    ----------  ----------
Total                   $   25,392   $   23,057    $   12,949  $   11,825
                        ==========   ==========    ==========  ==========

     The pharmacy chain segment's interest income increased $4,413 or 53.9% to $12,600 for the six months ended December 31, 2003 as compared to $8,187 for the six months ended December 31, 2002, due to increased accounts receivable interest.

     The pharmacy chain segment's interest income increased $1,592 or 38.2% to $5,762 for the three months ended December 31, 2003 as compared to $4,170 for the three months ended December 31, 2002. The reason is mentioned above.

     The medical equipment and supplies segment's interest income increased $1,422 or 14.8% to $11,047 for the six months ended December 31, 2003 as compared to $9,625 for the six months ended December 31, 2002. This increase is accounts receivable interest.
                                   18

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

Interest income: continued,

     The medical equipment and supplies segment's interest income increased $1,252 or 24.6% to $6,337 for the three months ended December 31, 2003 as compared to $5,085 for the three months ended December 31, 2002. The reason is mentioned above.

     The corporate segment's interest income decreased $3,500 or 66.7% to $1,745 for the six months ended December 31, 2003 as compared to $5,245 for the six months ended December 31, 2002. This decrease is due to a decline in cash to invest.

     The corporate segment's interest income decreased $1,720 or 66.9% to $850 for the three months ended December 31, 2003 as compared to $2,570 for the three months ended December 31, 2002. The reason is mentioned above.

Interest expense:

    The following table shows the breakdown of interest expense by business segment for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2003 and 2002:

                          Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2003         2002           2003        2002
----------------          ----         ----           ----        ----

Pharmacy chain          $   14,409   $    7,693    $    6,716  $    3,915
Medical equipment
 and supplies                6,289        9,323         2,928       5,422
Fire equipment and
 supplies                    1,345          824           431         706
                        ----------   ----------    ----------  ----------

Total                   $   22,043   $   17,840    $   10,075  $   10,043
                        ==========   ==========    ==========  ==========

     The pharmacy chain segment's interest expense increased $6,716 or 87.3% to $14,409 for the six months ended December 31, 2003 as compared to $7,693 for the six months ended December 31, 2002, due to debt associated with the purchase of two pharmacies.

     The pharmacy chain segment's interest expense increased $2,801 or 71.5% to $6,716 for the three months ended December 31, 2003 as compared to $3,915 for the three months ended December 31, 2002. The reason is mentioned above.

     The medical equipment and supplies segment's interest expense decreased $3,034 or 32.5% to $6,289 for the six months ended December 31, 2003 as compared to $9,323 for the six months ended December 31, 2002. This was due to pay down on its building mortgage.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

Interest expense: continued,

     The medical equipment and supplies segment's interest expense decreased $2,494 or 46% to $2,928 for the three months ended December 31, 2003 as compared to $5,422 for the three months ended December 31, 2002. The reason is mentioned above.

     The fire equipment and supplies segment's interest expense increased $521 or 63.2% to $1,345 for the six months ended December 31, 2003 as compared to $824 for the six months ended December 31, 2002 because of credit card interest.

     The fire equipment and supplies segment's interest expense decreased $275 or 39% to $431 for the three months ended December 31, 2003 as compared to $706 for the three months ended December 31, 2002. This slight decrease is lower credit card interest.

Minority interest:

     The following table shows the breakdown of minority interest which predominately represents the 20% minority interest in the pharmacy chain segment for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2003 and 2002:

                            Six months ended           Three months ended
                              December 31,                December 31,
Business Segment            2003         2002           2003        2002
----------------            ----         ----           ----        -----

Pharmacy chain          $   90,339   $  139,809    $   47,366  $   69,704
Fire equipment and
 supplies                       12         (194)          131        (140)
                        ----------   ----------    ----------  ----------

Total                   $   90,351   $  139,615    $   47,497  $   69,564
                        ==========   ==========    ==========  ==========

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003

                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

Income tax expense:

    The following table shows the breakdown of income tax expense by business segment for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2003 and 2002:

                          Six months ended           Three months ended
                            December 31,                December 31,
Business Segment          2003         2002           2003        2002
----------------          ----         -----          ----        ----

Pharmacy chain          $  301,130   $   80,000    $  163,130  $   40,000
Medical equipment
 and supplies               47,200            -       (10,800)          -
Fire equipment and
 supplies                  (15,490)           -        (2,276)          -
Corporate                  (80,655)           -       (54,655)          -
                        ----------   ----------    ----------  ----------

Total                   $  252,185   $   80,000    $   95,399  $   40,000
                        ==========   ==========    ==========  ==========

     In fiscal 2003, the Company had federal and state income tax provisions whereas in fiscal 2002, there were only state income tax provisions.

Discontinued operation:

     The Company accounts for discontinued operations in accordance with SFAS
144. In August 2003, due to continuing losses, the Company closed its Anton Investments, Inc.'s ("Anton") Massachusetts location and transferred the assets and personnel to Conway Associates, Inc. ("Conway"). In September 2003, the Company closed and sold the inventory and fixed assets of Anton's New Hampshire location. In December of 2003, the Company reevaluated the business and determined to entirely close its component, Anton and discontinue the remaining location. The Company is currently in the process of selling the remaining inventory and fixed assets. This decision was made because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. Additionally, Anton has experienced ever increasing competition from the nearby operations of a similar entity owned by a minority shareholder. Sales for this component of the fire segment have been declining for several years and recurring losses continue. Anton's operations have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The Company does not expect a loss on the disposition of the component.

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

                      Discontinued operations: continued,
-----------------------

     The following table shows a comparison of sales, gross profit margins, S, G & A expenses, interest expense, interest income and income taxes for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2003 and 2002:

                             Six months ended          Three months ended
                              December 31,              December 31,
                            2003         2002         2003         2002
                            ----         -----        ----         ----

Sales                   $  412,194   $  924,068    $  169,723  $  410,751
Gross profit margin           29.2%        22.4%         16.7%       26.3%
S, G & A expenses          172,440      271,209        63,170     128,127
Interest expense             9,055            -         3,000           -
Interest income                  -            7             -           7
Income taxes               (27,644)           -       (16,858)          -

Liquidity and Capital Resources

     Net cash provided by operating activities was $362,787 for the six months ended December 31, 2003 as compared to $598,261 for the same period ended December 31, 2002.

     The net cash used in investing activities was $244,463 and $202,946, for the six months ended December 31, 2003 and 2002, respectively.

     Net cash used in financing activities was $141,993 for six months ended December 31, 2003 as compared to $155,399 for the same period in 2002.

     Approximately $450,000 is owed to the Company by the pharmacy chain as an inter-company loan. The Company is presently working toward structuring a repayment schedule which would assist the Company in meeting its current operating needs for the next 12 months. Management believes that with such structuring the Company's current cash resources would be adequate to fund its current operating needs for the next 12 months.

     At December 31, 2003, we had approximately $1,400,000 in cash on a consolidated basis. Approximately $349,000 was held by the Parent Company and approximately $1,018,000 was held by the pharmacy chain. Since the pharmacy chain is not a wholly-owned subsidiary of the Company, the Company does not have complete control over it, and, therefore, cannot unilaterally cause the pharmacy chain to lend funds to the Company, if the Company should need such a loan.

     The Company also has the ability to borrow based upon its assets to obtain additional working capital. In addition, if it becomes necessary, the Company

FORM 10-Q       NYER MEDICAL GROUP, INC.  000-20175     DECEMBER 31, 2003
                 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS, continued,

Results of Operations: continued,

Liquidity and Capital Resources: continued,
-------------------------------

may seek additional capital in the private and/or public equity markets to sustain its operations.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: cash used for by operations, capital expenditures and repayment of debt.

     During the six months ended December 31, 2003, we had a decrease in cash due the funding the losses of our fire supplies and equipment, discontinued operation and corporate expenses.

Cash - At December 31, 2003, we had approximately $1.4 million in cash.

Accounts receivable - At December 31, 2003, we had accounts receivable of approximately $4.6 million. Although our sales have increased, our accounts receivables have remained relatively the same because of declining sales in the medical and fire segments.

Debt - We had $567,917 of debt as of December 31, 2003. Our debt has decreased due to pay down of the debt with no additional borrowing for the six months. Because of our cash balances, we have not needed to borrow to fund operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Item 4.  Controls and Procedures

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

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act
                                 23

FORM 10-Q NYER MEDICAL GROUP, INC. 000-20175 DECEMBER 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures: continued,
         ------------------------

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

Item 1.  Legal Proceedings                            None

Item 2.  Changes in Securities and Use of Proceeds    None

Item 3.  Defaults upon Senior Securities              None

Item 4.  Submissions of Matters to Vote of Security Holders

     At the Company's annual meeting of shareholders held on December 2, 2003, the shareholders of the Company elected Donald Nicholson as a director of the Company to serve for a three-year term until the Company's annual meeting of shareholders for 2006 and until his successor is duly elected and qualified. The result of the voting is as follows:

                        VOTES FOR       VOTES AGAINST    ABSTENTIONS
Donald Nicholson        7,489,836                 -         3,910

Each of the following persons' terms as directors continued after the meeting: Donald C. Lewis, John Milledge, Kenneth Nyer, Samuel Nyer,
M. Randolph Prince and James J. Schweiger.

Further, at the annual meeting of shareholders, the shareholders ratified the selection (by the Audit Committee of the board of directors of the Company) of Sweeney, Gates & Co. as the Company's independent auditors for the fiscal year ending June 30, 2004, with 7,487,800 votes for ratification, 2,910 votes against ratification and 3,036 abstentions.

Further, at the annual meeting of shareholders, the shareholders authorized the transaction of any other lawful business that may properly come before the Annual Meeting of shareholders with 7,441,494 votes for ratification, 28,031 votes against ratification and 24,221 abstentions.

Item 5.  Other information

    The Company is still actively seeking to acquire medical related companies.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer

Exhibit 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial and Accounting Officer

                                24

FORM 10-Q NYER MEDICAL GROUP, INC. 000-20175 DECEMBER 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                               PART II, continued:

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer


 (b) Reports on Form 8-K None






































                                       25



FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    DECEMBER 31, 2003

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NYER MEDICAL GROUP, INC.


     Date:  February 20, 2004             /s/ Samuel Nyer
                                              ---------------
                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer







     Date:  February 20, 2004             /s/ Karen L. Wright
                                              ---------------
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              and Accounting Officer













                             26





EXHIBIT 31.1
CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Samuel Nyer, certify that:

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  February 20, 2004
 /s/ Samuel Nyer
Samuel Nyer, President
(Principal Executive Officer)
                                 27
EXHIBIT 31.2
CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Karen
L. Wright, certify that:
   1. I have reviewed this quarterly report on Form 10-Q of Nyer Medical Group, Inc.;

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  February 20, 2004
/s/ Karen L. Wright
Karen L. Wright
Vice President - Finance
(Principal Financial and Accounting Officer)
                                       28
NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2003 Quarterly Report on Form 10-Q

Exhibit 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the Quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Samuel Nyer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Samuel Nyer

    Samuel Nyer
    Chief Executive Officer
    February 20, 2004



















                                  29



NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2003 Quarterly Report on Form 10-Q

Exhibit 32.2



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright

Karen L. Wright
Chief Financial Officer
February 20, 2004



                                 30