Form 10-Q
period 2004-03-31
NYER MEDICAL GROUP INC
filed 2004-05-17
CIK 884647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004


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

As of May 17, 2004 there were 3,784,962 shares of common stock outstanding, par value $.0001 per share.

--------------------------------------------------------------------------------


FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175        MARCH 31, 2004

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION
                                                                        Page No.
  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 31, 2004
                and June 30, 2003                                          3
           Consolidated Statements of Operations, Three Months
                Ended March 31, 2004 and March 31, 2003                    5
           Consolidated Statements of Operations, Nine Months
                Ended March 31, 2004 and March 31, 2003                    5
           Consolidated Statements of Cash Flows, Nine Months
                Ended March 31, 2004 and March 31, 2003                    6
           Selected Notes to Consolidated Financial Statements             8

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      13

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                  22

  Item 4.  Controls and Procedures                                        22

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                              23
  Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities                                           23
  Item 3.  Defaults upon Senior Securities                                23
  Item 4.  Submissions of Matters to Vote of Security Holders             23
  Item 5.  Other information                                              23
  Item 6.  Exhibits and Reports on Form 8-K                               23

            Signatures                                                    25



Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of
2002 by Principal Executive Officer                                       26

Exhibit 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of
2002 by Principal Financial and Accounting Officer                        27

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive
Officer                                                                  28

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial
Officer                                                                  29
                                      2
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                             March 31,        June 30,
                                               2004             2003
                                               ----             ----
                                           (Unaudited)

Current assets:
  Cash and cash equivalents                $   950,777       $ 1,391,666
  Accounts receivable, less allowance
    for doubtful accounts of $416,293
    at March 31, 2004 and $348,352
    at June 30, 2003                         4,452,430         4,357,856
  Inventories, net                           6,176,843         5,812,186
  Prepaid expenses and other current
    assets                                     443,636           250,585
  Deferred tax asset                            88,359           185,000
  Assets to be disposed of from
    discontinued operations                          -           201,281
                                           -----------       -----------

            Total current assets            12,112,045        12,198,574
                                            ----------        ----------

Property, plant and equipment, net
  Of accumulated depreciation                1,355,878         1,286,269
                                             ---------         ---------

Goodwill                                       104,463           104,463
Other intangible assets, net                   578,375           666,281
Advances due from related
  companies                                          -            44,858
                                               -------            ------

                                               682,838           815,602
                                               -------           -------


Total assets                               $14,150,761       $14,300,445
                                           ===========       ===========






     See accompanying notes to consolidated financial statements.

                                       3
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31,        June 30,
                                               2004             2003
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt        $   243,407        $  291,485
  Accounts payable                           3,939,260         3,831,147
  Accrued payroll and related taxes            355,728           446,807
  Other accrued expenses                       572,144           259,460
  Income taxes payable, net                          -           101,753
  Liabilities to be disposed of from
    discontinued operations                          -           390,873
                                              --------           -------

           Total current liabilities         5,110,539         5,321,525
                                             ---------         ---------


Long-term debt, net of current
  portion                                      252,653           418,425

Minority interest                            1,358,179         1,243,533


Shareholders' equity:

  Class A preferred stock, par value
    $.0001, authorized, issued and
    outstanding: 2,000 shares                        1                 1
  Class B preferred stock, series 1,
    par value $.0001, authorized:
    2,500,000; issued and outstanding:
    1,000 shares
  Common stock, par value $.0001
    authorized: 10,000,000 shares;
    issued: 3,799,062                              380               380
  Additional paid-in capital                17,746,543        17,746,543
  Treasury stock (14,100 shares)               (54,573)          (54,573)
  Accumulated deficit                      (10,262,961)      (10,375,389)
                                           -----------       -----------

     Total shareholders' equity              7,429,390         7,316,962
                                             ---------         ---------

            Total liabilities and
              shareholders' equity         $14,150,761       $14,300,445
                                           ===========       ===========







     See accompanying notes to consolidated financial statements.
                                       4
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                             Three Months Ended              Nine Months Ended
                       March 31, 2004  March 31, 2003   March 31, 2004 March 31,
2003

Net sales             $15,184,276     $14,232,546       $46,885,890 $42,845,420
Cost and expenses:
  Cost of goods sold   11,910,025      11,178,020        36,576,715  33,653,267
  Selling and retail    2,239,441       1,865,449         6,465,851   5,510,608
  Warehouse and delivery  295,457         248,870           799,534     743,430
  Administrative          941,455         914,890         2,660,187   2,378,021
                          -------         -------         ---------    --------
                       15,386,378      14,207,229        46,502,287  42,285,326
                       ----------      ----------        ----------    ---------
  Operating (loss)
     income              (202,102)         25,317           383,603     560,094
                         --------          ------           -------     -------
Other income (expense):
  Interest income           9,948          10,658            35,340      33,715
  Interest expense         (9,297)         (8,951)          (31,340)    (26,791)
  Other                    60,532             290            60,654       1,044
                           ------             ---            ------       -----
     Total other income    61,183           1,997            64,654       7,968
                           ------           -----            ------       -----

(Loss) income from
continuing operations
before income taxes and
 minority interest       (140,919)         27,314           448,257     568,062
    Provision for income
      taxes:               71,885         (10,800)         (180,300)    (90,800)
                           ------         -------          --------     -------
(Loss) income from
  continuing operations
  before minority interest(69,034)         16,514           267,957     477,262
  Minority interest, net of
   income taxes of $16,374,
   $2,000, $76,600 and
   $18,000, respectively  (24,295)        (28,263)         (114,646)   (167,878)
                          -------         -------          --------    --------
(Loss) income from
   continuing operations  (93,329)        (11,749)          153,311     309,384
                          -------         -------           -------     -------
Discontinued operations:
   Net income (loss) from
   discontinued operations,
   net of income tax $444
   and benefit of $27,858
   for March 31, 2004         584         (53,320)          (40,883)    125,435)
                              ---         -------           -------    --------
  Net (loss) income   $   (92,745)    $   (65,069)      $   112,428   $ 183,949
                      ===========     ===========       ===========   ========

  Basic and diluted income
 (loss) per share:
    Continuing operations$  (.03)        $     -            $   .04      $.08
    Discontinued operations    -            (.02)              (.01)     (.03)
                            ----            ----               ----      ----
  Basic and diluted income
    (loss) per share     $  (.03)        $  (.02)           $   .03      $.05
                         =======         =======            =======     ======

Weighted average common shares
 outstanding:
 Basic                 3,784,962       3,756,962          3,784,962  3,756,962
                       =========       =========          =========  =========
  Diluted              3,784,962       3,756,962          4,009,928  3,760,638
                       =========       =========          =========  =========

     See accompanying notes to consolidated financial statements.
                                       5

--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Nine Months Ended
                                             March 31,      March 31,
                                                2004              2003
  Cash flows from operating activities:
  Net income from continuing operations      $ 153,311         $ 309,384
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
  Depreciation                                 294,675           260,918
  Amortization                                  87,906            44,088
  Deferred tax                                  96,641                 -
  Other assets                                  44,858                 -
  Loss (gain) on sale of property,
   plant and equipment                           3,639              (300)
  Minority interest                            114,646           167,878
  Changes in certain working capital
    elements                                  (424,317)         (795,621)
     Net cash flows provided by
       operating activities from
       continuing operations                   371,359           (13,653)
     Net cash flows used in discontinued
       operations                             (230,475)           34,102
     Net cash provided by operating
       activities                              140,884            20,449

Cash flows from investing activities:
  Purchase of pharmacy assets                        -          (240,000)
  Purchase of property, plant and
      equipment                               (379,236)         (248,594)
  Proceeds from sale of property,
      plant and equipment                       11,313             2,800
     Net cash used in
           investing activities               (367,923)         (485,794)

Cash flows from financing activities:
  Proceeds from issuance of long-term
  debt                                               -           240,000
  Payments of long-term debt                  (213,850)         (122,766)
     Net cash used in
          financing activities                (213,850)          117,234

Net (decrease) increase in cash
      and cash equivalents                    (440,889)         (348,111)
Cash and cash equivalents,
      beginning of period                    1,391,666         1,536,958
Cash and cash equivalents,
      end of period                         $  950,777        $1,188,847


        See accompanying notes to consolidated financial statements.
                                       6
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         Nine  Months  Ended
                                        March 31,    March 31,
                                         2004           2003


Changes in certain working capital elements:
  Accounts receivable, net            $  (94,574)    $  447,205
  Inventories                           (364,657)      (595,957)
  Prepaid expenses                      (193,051)        42,122
  Accounts payable                       108,113       (428,853)
  Accrued payroll and related
      taxes                              (91,079)      (165,198)
  Other accrued expenses                 312,684        (94,940)
  Income taxes payable                  (101,753)             -

     Net change                       $ (424,317)    $ (795,621)





Supplemental cash flow information:

Cash paid during the first nine months:

     Interest                         $   30,389      $   25,960
                                      ==========      ==========

     Income taxes                     $  105,250      $  193,247
                                      ==========      ==========
















                                       7
--------------------------------------------------------------------------------



FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2. Discontinued operations:

     In August 2003, due to continuing losses, the Company closed its Anton Investments, Inc.'s ("Anton") Massachusetts location. In September 2003, the Company closed its New Hampshire location. In December of 2003, the Company reevaluated the business and determined to entirely close Anton because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. The Company has sold the remaining inventory and fixed assets. Anton's operations have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The Company does not expect a loss on the disposition. The fire/police segment has been renamed fire equipment and supplies.

3. Goodwill and Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

    March 31, 2004       Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net

    Prescription lists         15     $  528,000      $180,356      $347,644
    Non-compete agreements    3-5        750,100       519,369       230,731
                              - -        -------       -------       -------

        Totals                        $1,278,100      $699,725      $578,375
                                      ==========      ========      ========




                                       8

--------------------------------------------------------------------------------

FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Other Intangible Assets: continued,

    June 30, 2003        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net

    Prescription lists         15     $  528,000    $  154,274      $373,726
    Non-compete agreements    3-5        750,100       457,545       292,555
                              - -        -------       -------       -------
        Totals                        $1,278,100    $  611,819      $666,281
                                      ==========    ==========      ========

    Aggregate amortization expense:
    For the nine months ended March 31, 2004          $87,906

    Estimated amortization for the years ending June 30:  2004  $ 117,208
                                                          2005    100,116
                                                          2006     83,449
                                                          2007     83,449
                                                          2008     71,449

4. Earnings per share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The effect on stock options for the three months ended March 31, 2004 and 2003 were anti-dilutive due to losses in the periods.

     The following data show the amounts used in computing earnings per share and the weighted average number of shares of diluted potential common stock:

                                                Nine months ended
                                                     March 31,
                                                   2004       2003
                                                   ----       ----
Weighted average number of common  shares used
    in basic EPS                                3,784,962  3,756,962
Stock options                                     224,966      3,676
                                                  -------      -----
Weighted average number of common shares used
    in diluted EPS                              4,009,928  3,760,638
                                                =========  =========

     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.


                                       9
--------------------------------------------------------------------------------



FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Options and Warrants

    Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were no stock options granted in the first quarter of fiscal 2004; there were 12,000 options granted and 55,000 grants cancelled (1993 grants expired) for the second quarter of fiscal 2004; there were 12,000 options granted for the third quarter of fiscal 2004; no stock options were granted in the first quarter of fiscal 2003; there were 770,000 options granted in the second quarter of fiscal 2003 and no stock options were granted in the third quarter of fiscal 2003.


                                 Three months ended        Nine months ended
                                    March 31,              March 31,
                                  2004       2003           2004        2003

Net (loss) income, as reported: $ (92,745) $ (65,069)     $ 112,428 $    183,949
Add: Total stock-based
compensation expense determined
under fair value based method
for all awards, net of taxes       (8,607)   (22,588)       (34,921)
(1,241,601)
                                   ------    -------        -------   ----------

Pro forma net (loss) income     $(101,352) $ (87,657)     $  77,507  (1,057,652)
                                =========  =========      =========  ===========

Basic and diluted (loss) income per share:

As reported                         $(.03)     $(.02)          $.03        $ .05
                                    =====      =====           ====        =====
Pro forma                           $(.03)     $(.02)          $.02
$(.28)
                                    =====      =====           ====        =====

6. Business Segments: The Company had three active business segments for the three months ended March 31, 2004 and 2003 and for the nine months ended March 31, 2004 and 2003: (1) pharmacy chain ("pharmacies") (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical equipment/supplies") and (3) wholesale distribution of equipment to fire departments ("fire equipment/supplies"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of a discontinued operation.




                                       10
--------------------------------------------------------------------------------




FORM 10-Q              NYER MEDICAL GROUP, INC   000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Business segments: continued,


  Summary data for the three months ended March 31, 2004:

                                  Medical      Fire
                                 Equipment/   Equipment/
                  Pharmacies      Supplies     Supplies     Corporate   Consolidated
Net sales         $12,937,205   $ 2,048,735   $  198,336    $       -   $15,184,276
Operating
income (loss)         170,291      (153,525)     (20,255)    (198,613)     (202,102)
Total assets       11,342,079     2,138,756      313,105      356,822    14,150,762
Depreciation
 and amortization     110,330        19,391        3,130          202      133,053
Interest income       (6,264)        (3,684)           -            -       (9,948)
Interest expense  $    5,591    $     3,530   $      176    $       -    $   9,297

  Summary data for the nine months ended March 31, 2004:

                                  Medical      Fire
                                 Equipment/   Equipment/
                   Pharmacies    Supplies      Supplies     Corporate   Consolidated
Net sales         $39,729,103   $ 6,318,443   $  838,344    $       -   $46,885,890
Operating
income (loss)         989,659       (81,979)     (44,074)    (480,003)      383,603
Total assets       11,342,079     2,138,756      313,105      356,822    14,150,762
Depreciation
 and amortization     311,795        60,063       10,117          606       382,581
Interest income       (18,864)      (14,731)           -       (1,745)      (35,340)
Interest expense  $    20,000   $     9,819   $    1,521    $       -    $   31,340



    Summary data for the three months ended March 31, 2003:

                                  Medical      Fire
                                 Equipment/   Equipment/
                   Pharmacies    Supplies      Supplies     Corporate   Consolidated
Net sales         $11,653,274   $ 2,298,748   $  280,524    $       -   $14,232,546
Operating
income (loss)         180,896        20,616      (18,267)    (157,928)       25,317
Total assets        9,390,114     2,694,480      415,394      848,873    13,348,861
Depreciation
 and amortization      79,919        15,341        2,934          360        98,554
Interest income        (5,164)       (4,778)           -         (716)      (10,658)
Interest expense  $     3,556   $     4,779   $      616    $       -    $    8,951




                                       11
--------------------------------------------------------------------------------

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business segments: continued,

Summary data for the nine months ended March 31, 2003:
                                  Medical      Fire
                                 Equipment/   Equipment/
                   Pharmacies    Supplies      Supplies     Corporate
Consolidated

Net sales         $34,880,478   $ 7,015,013   $   949,929   $       -   $42,845,420
Operating
income (loss)       1,022,420        96,341       (67,203)   (491,464)      560,094
Total assets        9,390,114     2,694,480       415,394      848,873   13,348,861
Depreciation
 and amortization     234,189        59,262        10,391        1,164      305,006
Interest income       (13,351)      (14,403)            -       (5,961)     (33,715)
Interest expense  $    11,249   $    14,102   $     1,440   $        -  $    26,791



























                                       12
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 as well as for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Net Sales:

     Sales for the three months ended March 31, 2004 increased by 6.7% to $15,184,276 from $14,232,546 for the three months ended March 31, 2003.

     Sales for the nine months ended March 31, 2004 increased by 9.4% to $46,885,890 from $42,845,420 for the nine months ended March 31, 2003.

     The following table shows sales by business segment for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 and for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003:

                       Three months ended                  Nine months ended
                           March 31,      % increase           March 31,   %increase
                    2004            2003  (decrease)     2004          2003
(decrease)

Pharmacies        $12,937,205   $11,653,274  11.0%    $39,729,103   $34,880,478 13.9%
Medical equipment/
 supplies           2,048,735     2,298,748 (10.9)      6,318,443     7,015,013 (9.9)
Fire equipment/
 supplies             198,336       280,524 (29.3)        838,344       949,929 11.7)
                      -------       ------- -----         -------       ------- -----
Total             $15,184,276    $14,232,546  6.7%    $46,885,890   $42,845,420  9.4%
                  ===========    ===========  ===     ===========   ===========  ===

     Pharmacies' sales increased by $1,283,931 to $12,937,205 or 11.0% for the three months ended March 31, 2004 as compared to $11,653,274 for the same period ended March 31, 2003 was due to the acquisition of one pharmacy in June 2003 which resulted in an increase of approximately $217,512 with the remainder due to continued increases of prescription drug sales.

     Pharmacies' sales increased by $4,848,625 for the nine months ended March 31, 2004 to $39,729,103 or 13.9% as compared to the same period ended March 31, 2003 of $34,880,478 are the same as mentioned above.

     The pharmacies expect sales growth to continue to be strong in its core business, but expect continued pressure on margins. In February 2004, the pharmacies established a "closed-shop" operation in Peabody, Massachusetts to service group homes and "Medicine on TimeTM" packaging system. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing home care. By operating in this setting, the pharmacies expect to participate in

                                       13
--------------------------------------------------------------------------------

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Net Sales: continued,

manufacturer market-share rebate programs effectively partially mitigating the effects of the reduction in payment by third party payors.

     The pharmacies assisted two Federally Qualified Health Centers (FCHC's) successfully complete grant applications with the Commonwealth of Massachusetts to obtain funds for the establishment of pharmacies within the respective clinics. The clinics will participate in the 340B drug program offering significantly lower prices to the state's Medicaid program. The pharmacies expect to effectuate contracts with both clinics to manage the pharmacy operations on a fee for prescription dispensed basis.

     Medical equipment/supplies' sales decreased $250,013 to $2,048,735 or 10.9% for the three months ended March 31, 2004 as compared to the same period ended March 31, 2003 of $2,298,748. This was mainly due to the discontinuing of unprofitable items, increased competition from national and regional competitors, and consolidation of medical practices.

     Medical equipment/supplies' sales decreased $696,570 to $6,318,443 or 9.9% for the nine months ended March 31, 2004 as compared to the same period ended March 31, 2003 of $7,015,013. The reasons are as mentioned above.

     Fire equipment/supplies' sales decreased $82,188 to $198,336 or 29.3% for the three months ended March 31, 2004 as compared to the same period ended March 31, 2003 of $280,524. The decrease is due to lack of sales personnel.

     Fire equipment/supplies' sales decreased by $111,585 to $838,344 or 11.7% for the nine months ended March 31, 2004 as compared to the same period ended March 31, 2003 of $949,929. The reasons are as mentioned above.

Gross Profit Margins:

     Our overall gross margins for the three months ended March 31, 2004 were 21.6%, an increase of .1% for the same period ended March 31, 2003.

     Our overall gross margins were 22% for the nine months ended March 31, 2004, an increase of .5% over the same period ended March 31, 2003.





                                       14
--------------------------------------------------------------------------------




FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Gross Profit Margins: continued,

The following is a table of gross margins percentages by business segment for the three months ended March 31, 2004 and 2003 and for the nine months ended March 31, 2004 and 2003:

                      Three months ended          Nine months ended
                         March 31,   % increase      March 31,     % increase
                      2004     2003  (decrease)   2004       2003  (decrease)
                      ----     ----               ----       ----
Pharmacies            20.6%    19.9%     .7%      20.5%      20.1%     .4%
Medical equipment/
 supplies             27.7     28.9    (1.2)      31.2       28.3     2.9
Fire equipment/
 supplies             20.7     24.6    (3.9)      23.1       22.3      .8
                      ----     ----    ----       ----       ----      --
Total                 21.6%    21.5%     .1%      22.0%      21.5%     .5%
                      ====     ====      ==       ====       ====      ==

     The pharmacies' gross margins increased .7% for the three months ended March 31, 2004 to 20.6% as compared 19.9% for the same period ended March 31, 2003. The increase was due to increased sales, which increased purchase discounts from suppliers. Another reason was an increase in generic pharmaceutical sales which generally have higher gross profit margins as compared to brand pharmaceutical sales.

     The pharmacies' gross margins increased .4% for the first nine months ended March 31, 2004 to 20.5% as compared 20.1% for the same period ended March 31, 2003. The reasons are as mentioned above.

     The medical equipment/supplies' gross margins decreased 1.2% to 27.7% for the three months ended March 31, 2004 as compared to 28.9% for the three months ended March 31, 2003. The decrease in margins can be mainly attributed to increased competition from cut rate competitors.

     The medical equipment/supplies' gross margins increased 2.9% to 31.2% for the nine months ended March 31, 2004 as compared to 28.3% for the nine months ended March 31, 2003. This was due to a one time sale of merchandise acquired in a discounted bulk purchase which was at no cost. The cost of the merchandise was allocated to previously sold inventory. The impact on its gross profit margins was approximately 5%.

    The fire equipment/supplies' gross margins decreased to 20.7% or 3.9% for the for the three months ended March 31, 2004 as compared to 24.6% for the same period ended March 31, 2003. This segment had more equipment sales which are generally have lower gross profit margins than supplies.

                                       15
--------------------------------------------------------------------------------

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,

     The fire equipment/supplies' gross margins increased to 23.1% or by .8% for the nine months ended March 31, 2004 as compared to 22.3% for the same period ended March 31, 2003. The increase in gross profit margins was due to a change in the sales mix due to the incorporation of new inventory items received from a closed location.

Selling, General and Administrative Expenses:

Consolidated selling, general and administrative expenses ("S,G & A")increased $447,144 or 14.8% to $3,476,353 for the three months ended March 31, 2004, as compared to $3,029,209 for the three months ended March 31, 2003. Consolidated S,G & A expenses increased $1,293,513 or 15% to $9,925,572 for the nine months ended March 31, 2004, as compared to $8,632,059 for the nine months ended March 31, 2003.


    The following table shows the breakdown by business segment for the nine months ended March 31, 2004 and 2003 and for the three months ended March 31, 2004 and 2003:

                       Three months ended                 Nine months ended
                         March 31,     % increase           March 31,     %
increase
                    2004         2003   (decrease)      2004       2003
(decrease)
                    ----         ----                   ----       ----
Pharmacies        $2,496,121   $2,141,409   16.6%     $7,156,820  $5,973,519
19.8%
Medical equipment/
 supplies            720,294      642,468   12.1       2,050,721   1,887,630
8.6
Fire equipment/
 supplies             61,327       82,903  (26.0)        238,025     265,945
(10.5)
Corporate            198,611      162,429   22.3         480,006     504,965
(4.9)
                     -------      -------   ----         -------     -------   -
---
Total             $3,476,353   $3,029,209   14.8%     $9,925,572  $8,632,059
15.0%
                  ==========   ==========   ====      ==========  ==========
====

     The pharmacies' S,G & A expenses increased $354,712 to $2,496,121 or 16.6% for the three months ended March 31, 2004 as compared to $2,141,409 for the three months ended March 31, 2003. The increase was due to a combination of factors which included the opening of an additional location and an increase in salaries due to shortage of qualified personnel. Overhead associated with the acquisition of an additional pharmacy was $105,458, increased labor costs were approximately $255,000 of which $55,000 was due to a shortage of available pharmacists, an increase in fringe benefits of $58,000, increased rent expense of $26,000 and additional legal fees to renegotiate store leases of $17,000.

     The pharmacies' S,G & A expenses increased $1,183,301 to $7,156,820 or 19.8% for the nine months ended March 31, 2004 as compared to $5,973,519 for the nine months ended March 31, 2003. The increase was due to additional overhead associated with the acquisition of two additional pharmacies of

                                       16
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

of $431,088, increased labor costs of approximately $337,000 of which $275,350 was due to a shortage of available pharmacists, an increase in fringe benefits of $130,500, increased rent expense of $81,000 and additional legal fees to renegotiate store leases of $17,000. The pharmacies have increased their advertising expenditures by $171,724 over the same period last year in an effort to gain maximum exposure for the Eaton Apothecary brand name. This is part of a plan to add additional locations with the Eaton Apothecary name.

     The medical equipment/supplies' S,G&A expenses increased $77,826 or 12.1% to $720,294 for the three months ended March 31, 2004 as compared to $642,468 for the three months ended March 31, 2003. The main increases are for increased advertising of $46,000 and added sales personnel of $22,500 in an effort to offset its sales decline.

     The medical equipment/supplies' S,G & A expenses increased $163,091 or 8.6% to $2,050,721 for the nine months ended March 31, 2004 as compared to $1,887,630 for the nine months ended March 31, 2003. The main increases are for advertising of $113,100 and added sales personnel of $32,600 in an effort to offset its sales decline.

     The fire equipment/supplies' S,G&A expenses decreased $21,576 or 26.0% to $61,327 for the three months ended March 31, 2004 as compared to $82,903 for the three months ended March 31, 2003. This decrease was due to lower expenses directly related to decreased sales.

     The fire equipment/supplies' S,G&A expenses decreased $27,920 or 10.5% to $238,025 for the nine months ended March 31, 2004 as compared to $265,945 for the nine months ended March 31, 2003. The reason is mentioned above.

     Corporate overhead increased $36,182 or 22.3% to $198,611 for the three months ended March 31, 2004 as compared to $162,429 for the three months ended March 31, 2003. Corporate overhead increased due to additional accounting and audit committee fees of approximately $41,400 due to additional work required by the Sarbanes-Oxley Act of 2002.

     Corporate overhead decreased $24,959 or 4.9% to $480,006 for the nine months ended March 31, 2004 as compared to $504,965 for the nine months ended March 31, 2003, due to lower legal expenses. The reason is mentioned above.





                                       17

--------------------------------------------------------------------------------



FORM 10-Q               NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Interest income:

    The following table shows the breakdown of interest income by business segment for the three months ended March 31, 2004 and 2003 and for the nine months ended March 31, 2004 and 2003:

                        Three months ended            Nine months ended
                          March 31,    % increase         March 31,   % increase
                      2004       2003  (decrease)     2004      2003  (decrease)
                      ----       ----                 ----      ----
Pharmacies          $  6,264   $  5,164   21.3%    $ 18,864  $ 13,351    41.3%
Medical equipment/
 supplies              3,684      4,778  (22.9)      14,731    14,403     2.3
Corporate                  -        716 (100.0)       1,745     5,961   (70.7)
                       -----        --- ------        -----     -----   -----
Total               $  9,948   $ 10,658   (6.7)%   $ 35,340  $ 33,715     4.8%
                    ========   ========   ====     ========  ========     ===

     The pharmacies' interest income increased $1,100 or 21.3% to $6,264 for the three months ended March 31, 2004 as compared to $5,164 for the three months ended March 31, 2003, due to increased accounts receivable interest.

     The pharmacies' interest income increased $5,513 or 41.3% to $18,864 for the nine months ended March 31, 2004 as compared to $13,351 for the nine months ended March 31, 2003. The reason is mentioned above.

    The medical equipment/supplies' interest income decreased $1,094 or 22.9% to $3,684 for the three months ended March 31, 2004 as compared to $4,778 for the three months ended March 31, 2003. This decrease is from lower accounts receivable balances.

     The medical equipment/supplies' interest income increased $328 or 2.3% to $14,731 for the nine months ended March 31, 2004 as compared to $14,403 for the nine months ended March 31, 2003.

     Corporate interest income decreased $716 or 100% to $0 for the three months ended March 31, 2004 as compared to $716 for the three months ended March 31, 2003. This decrease is due to a decline in cash.

     Corporate interest income decreased $4,216 or 70.7% to $1,745 for the nine months ended March 31, 2004 as compared to $5,961 for the nine months ended March 31, 2003. The reason is mentioned above.





                                       18
--------------------------------------------------------------------------------


FORM 10-Q               NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Interest expense:

    The following table shows the breakdown of interest expense by business segment for the three months ended March 31, 2004 and 2003 and for the nine months ended March 31, 2004 and 2003:

                     Three months ended            Nine months ended
                        March 31,     % increase        March 31,     % increase
                      2004       2003  (decrease)   2004      2003    (decrease)
                      ----       ----               ----      ----
Pharmacies          $  5,591   $  3,556   57.2%    $ 20,000  $ 11,249    77.8%
Medical equipment/
 supplies              3,530      4,779  (26.1)       9,819    14,102   (30.4)
Fire equipment/
 supplies                176        616  (71.4)       1,521     1,440     5.6
                         ---        ---  -----        -----     -----     ---
Total               $  9,297   $  8,951    3.9%    $ 31,340  $ 26,791    17.0%
                    ========   ========    ===     ========  ========    ====

     The pharmacies' interest expense increased $2,035 or 57.2% to $5,591 for the three months ended March 31, 2004 as compared to $3,556 for the three months ended March 31, 2003, due to debt associated with the purchase of two pharmacies.

     The pharmacies' interest expense increased $8,751 or 77.8% to $20,000 for the nine months ended March 31, 2004 as compared to $11,249 for the nine months ended March 31, 2003. The reason is mentioned above.

     The medical equipment/supplies' interest expense decreased $1,249 or 26.1% to $3,530 for the three months ended March 31, 2004 as compared to $4,779 for the three months ended March 31, 2003. This was due to pay down on its building mortgage.

     The medical equipment/supplies' interest expense decreased $4,283 or 30.4% to $9,819 for the nine months ended March 31, 2004 as compared to $14,102 for the nine months ended March 31, 2003. The reason is mentioned above.

     The fire equipment/supplies' interest expense decreased $440 or 71.4% to $176 for the three months ended March 31, 2004 as compared to $616 for the three months ended March 31, 2003. This slight decrease is lower credit card interest.

     The fire equipment/supplies' interest expense increased $81 or 5.6% to $1,521 for the nine months ended March 31, 2004 as compared to $1,440 for the nine months ended March 31, 2003 because of credit card interest.

                                       19
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Minority interest:

     The following table shows the breakdown of minority interest which predominately represents the 20% minority interest in the pharmacies for the three months ended March 31, 2004 and 2003 and for the nine months ended March 31, 2004 and 2003:

                   Three months ended       Nine months ended
                        March 31,                March 31,
                     2004        2003         2004         2003
                     ----        ----         ----         ----
Pharmacies         $  24,372   $  28,281    $ 114,711  $ 168,091
Fire equipment/
 supplies                (77)        (18)         (65)      (213)
                         ---         ---          ---       ----
Total              $  24,295   $  28,263    $ 114,646  $ 167,878
                   =========   =========    =========  =========


Income tax expense:

    The following table shows the breakdown of income tax expense by business segment for the three months ended March 31, 2004 and 2003 and for the nine months ended March 31, 2004 and 2003:

                      Three months ended           Nine months ended
                           March 31,                  March 31,
                       2004         2003           2004        2003
                       ----         ----           ----        ----
Pharmacies           $  81,870   $  10,800       $ 383,000   $  90,800
Medical equipment/
 supplies              (79,900)          -         (32,700)          -
Fire equipment/
 supplies               (9,510)          -         (25,000)          -
Corporate              (64,345)          -        (145,000)          -
                       -------      ------        --------     -------
Total                $ (71,885)  $  10,800       $ 180,300   $  90,800
                     =========   =========       =========   =========

     In fiscal 2003, the Company had federal and state income tax provisions whereas in fiscal 2003, there were only state income tax provisions.

Discontinued operations:

     In August 2003, due to continuing losses, the Company closed its Anton Investments, Inc.'s ("Anton") Massachusetts location. In September 2003, the Company closed and its New Hampshire location. In December 2003, the Company reevaluated the business and determined to entirely close Anton and discontinue the remaining location because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. The Company has sold the remaining inventory and fixed assets. Anton's
                                       20
--------------------------------------------------------------------------------

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

                      Discontinued operations: continued,

operations have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The Company does not expect a loss on the disposition of the component.

     The following table shows a comparison of sales, gross profit margins, S, G & A expenses, interest expense, interest income and income taxes for the three months ended March 31, 2004 and 2003 and for the nine months ended March 31, 2004 and 2003:

                       Three months ended      Nine months ended
                           March 31,               March 31,
                       2004       2003          2004         2003
                       ----       ----          ----         ----
Sales                $ 8,000  $ 380,235      $ 420,194   $1,304,303
Gross profit margin    410.9%      21.1%          36.4%        21.9%
S, G & A expenses     20,834    135,493        193,274      406,702
Interest expense           -          -          9,055            -
Interest income            -          -              -            7
Income taxes         $   444  $       -      $ (20,200)  $        -

Liquidity and Capital Resources

     Net cash provided by operating activities was $140,844 for the nine months ended March 31, 2004 as compared to $20,449 for the same period ended March 31, 2003.

     The net cash used in investing activities was $367,923 and $485,794, for the nine months ended March 31, 2004 and 2003, respectively.

     Net cash used in financing activities was $213,850 for nine months ended March 31, 2004 as compared to $117,234 cash provided for financing activities for the same period in 2003.

     At March 31, 2004, we had $950,777 in cash on a consolidated basis. Approximately $206,400 was held by the parent company and approximately $696,500 was held by the pharmacies. Since the pharmacies are not a wholly-owned subsidiary of the Company, the Company does not have complete control over it, and, therefore, cannot unilaterally cause the pharmacies to lend funds to the Company, if the Company should need such a loan.

     Approximately $422,500 is owed to the Company by the pharmacies as an inter-company loan. The Company has structured a repayment schedule.
                                       21

--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Liquidity and Capital Resources: continued,

Management believes that with such structuring the Company's current cash resources would be adequate to fund its current operating needs for the next 12 months.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, capital expenditures and repayment of debt.

     During the nine months ended March 31, 2004, we had a decrease in cash due to the funding the losses of our medical equipment/supplies, fire equipment/supplies, discontinued operations and corporate expenses.

At March 31, 2004, we had accounts receivable of approximately $4.5 million. Although our sales have increased, our accounts receivables have remained relatively the same because of declining sales in the medical equipment/supplies and fire equipment/supplies.

We had $496,060 of debt as of March 31, 2004. Our debt has decreased due to pay down of the debt with no additional borrowing for the nine months. Because of our cash balances, we have not needed to borrow to fund operations.

The Company also has the ability to borrow based upon its assets to obtain additional working capital. In addition, if it becomes necessary, the Company may seek additional capital in the private and/or public equity markets to sustain its operations. We cannot assure you that additional funds will be available in adequate amounts or on acceptable terms. If funds are needed but not available, our business would be harmed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Item 4.  Controls and Procedures

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the
                                       22
--------------------------------------------------------------------------------
FORM 10-Q              NYER MEDICAL GROUP, INC.   000-20175      MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures: continued,

rules and regulations of the Securities and Exchange Commission and are operating in an effective manner.

    No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                            PART II

Item 1.  Legal Proceedings                                      None

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities

      The foregoing equity repurchases by the Company during the fiscal quarter ended March 31, 2004 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES


                                                              (d)Maximum Number
                                                                          (or)
                                                                    Approximate
                                      c) Total Number of        Dollar Value)of
                                       Shares Purchased as     Shares that May
                                         Part of Publicly      Yet Be Purchased
      (a)Total Number of (b)Average Price  Announced Plans or Under the Plans or
         Shares Purchased   Paid Per Share    Programs            Programs
January 1-31, 2004   0               $ -                0               148,000
February 1-29, 2004  0               $ -                0               148,000
March 1-31, 2004     0               $ -                0               148,000

     On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company's outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan. As of the date of this report, the plan has not been terminated.

Item 3.  Defaults upon Senior Securities                        None

Item 4.  Submissions of Matters to Vote of Security Holders     None

Item 5.  Other information

    The Company is still actively seeking to acquire medical related companies.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer

                                       23
--------------------------------------------------------------------------------

FORM 10-Q              NYER MEDICAL GROUP, INC.   000-20175      MARCH 31, 2004
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II

Item 6.  Exhibits and Reports on Form 8-K: continued,

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

An 8-K was filed on March 18, 2004 in order to have a comprehensive description of the Company's securities set forth in a filing under the Securities Exchange Act of 1934 that is electronically accessible. This filing does not reflect any change to the rights, privileges or preferences of Nyer Medical's common or preferred stock or other securities. An amendment to this Form 8-K was filed on May 4, 2004 to add sections which were inadvertently omitted.


























                                       24
--------------------------------------------------------------------------------
FORM 10-Q        NYER MEDICAL GROUP, INC.   000-20175    MARCH 31, 2004

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NYER MEDICAL GROUP, INC.


     Date:  May 17, 2004                   /s/ Samuel Nyer
                                              Samuel Nyer,
                                              Chief Executive Officer
                                              and Principal Executive
                                              Officer







     Date:  May 17, 2004                  /s/ Karen L. Wright
                                              Karen L. Wright,
                                              Chief Financial Officer
                                              and Principal Financial
                                              and Accounting Officer






                                          25

--------------------------------------------------------------------------------










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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  May 17, 2004
 /s/ Samuel Nyer
Samuel Nyer, President  (Principal Executive Officer)

                                       26
--------------------------------------------------------------------------------
EXHIBIT 31.2
CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Karen
L. Wright, certify that:
   1. I have reviewed this quarterly report on Form 10-Q of Nyer Medical Group, Inc.;

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  May 17, 2004
/s/ Karen L. Wright
Karen L. Wright
Vice President - Finance (Principal Financial and Accounting Officer)
                                       27
--------------------------------------------------------------------------------
NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2004 Quarterly Report on Form 10-Q

Exhibit 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the Quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Samuel Nyer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Samuel Nyer

    Samuel Nyer
    Chief Executive Officer
    May 17, 2004



















                                         28

--------------------------------------------------------------------------------

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

2004 Quarterly Report on Form 10-Q

Exhibit 32.2



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen
L. Wright, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright

Karen L. Wright
Chief Financial Officer
May 17, 2004


                                       29
================================================================================