Form 10-K
period 2004-06-30
NYER MEDICAL GROUP INC
filed 2004-10-18
CIK 884647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended June 30, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (? 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                    1 of 124


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Company's common stock held by non-affiliates, as of December 31, 2003, was approximately $9,297,035 based upon the closing price.

There were 3,784,962 shares of common stock outstanding as of October 18, 2004.


Documents Incorporated by Reference:

Registration Statement on Form S-18 filed on April 13, 1992.

Form 10-KSB filed April 1996. Form 8-K filed on August 22, 1996. Form 10-K filed October 2002. Form 10-K filed September 2003.

Each of the foregoing documents incorporated by reference are incorporated by reference into the Exhibits section of Part IV of this Form 10-K.

                                     PART I

Forward-Looking Statements
--------------------------
Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates", or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below within Item 7 under the heading "Forward-Looking Statements" and other factors are set forth in the section entitled "Risk Factors" in the Company's most recent Registration Statement.

ITEM 1.  Business.

General

    Nyer Medical Group, Inc. (Company or Nyer), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Pharmacies. D.A.W., Inc. (Eaton or D.A.W.), 80% owned by the Company, is a chain of pharmacy drug stores located in the suburban Boston, Massachusetts area.

    Medical and surgical equipment and supplies. Three wholly owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO), ADCO South Medical Supplies, Inc. (ADCO South) and Nyer Internet Companies, Inc. (Internet) are engaged in the wholesale and retail sale of medical and surgical equipment and supplies throughout New England, Florida, Nevada and worldwide through the Internet sales.

    Corporate. Salaries of the officers of the holding company are included in this segment as well corporate expenses such as reporting costs, accounting and legal fees. The corporate segment includes discontinued operations of Nyer Nutritional Systems, Inc., (Nyer Nutritional), for 2002.

    Discontinued operations. Fire and police. Anton Investments, Inc. (Anton) and Conway Associates, Inc. (Conway) which are each 80% owned by the Company, sold wholesale and retail equipment, supplies and novelty items to emergency medical services, fire and police departments throughout most of New England.

    Nyle International Corp. (Nyle) is the shareholder who owns more common stock of the Company than any other shareholder of the Company. Mr. Samuel Nyer, who is Chairman of the Board of Nyle, controls more voting stock in the Company than any other shareholder of the Company.

    We have a policy requiring less than wholly-owned subsidiaries to reimburse us for costs in providing management services. Eaton has a service agreement with us wherein they pay a fee of $120,000, annually. The subsidiaries are also required to reimburse the Company for any additional legal, auditing and accounting fees.

    For additional business segment information for the years ended June 30, 2004, 2003 and 2002, see note 17 in the Notes to Consolidated Financial Statements.

Retail Pharmacies Business - Pharmacy chain
-------------------------------------------

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

     Eaton operates 13 pharmacies within the metro-Boston Massachusetts market place with net sales of approximately $53 million in fiscal 2004. The majority of the stores are between 2,000 and 3,000 sq. ft. with the emphasis of opera-tions on the pharmacy department. Eaton offers free delivery service of pre-scription medication to customers. In fiscal 2004, prescription sales accounted for 92% of total sales.

Strategy

     Eaton's strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. The market for prescription medications is growing at an ever-increasing pace as the baby-boomers age, direct to consumer advertising continues and new and improved medications continue to enter the market. The strategy of focusing on the core of the business within a low fixed cost prototype has resulted in its becoming the least cost producer within the industry. Eaton believes this advantage will become increasingly important as pharmacy benefit management companies continue to squeeze margins and the state Medicaid program continues to grapple with budget constraints and rising manufacturer prices.

     Eaton is a leading niche-market pharmacy provider in Massachusetts. In conjunction with the Lynn Community Health Center, Eaton operates the only dually licensed pharmacy in the state. Eaton has contracts with three of the largest PACE (Progressive All-inclusive Care for the Elderly) providers in the state as well as the Boston HealthCare for the Homeless program. In each of the instances, we provide pharmacy services consistent with Section 340B of the Public Health Services Act. Eaton previously solely operated consistent with the 340B replenishment model whereby each federally qualified entity would replenish prescription inventory dispensed by them. As replenishment can only be effectuated in full package amounts, there is inherent in the model the necessity for Eaton to carry significant accounts receivable in partial package quantities dispensed. In an effort to reduce committed operating capital, Eaton has moved from the replenishment inventory model to the segregated inventory at the Lynn location, and is in the process doing the same with the Boston Healthcare for the Homeless program.

     In February, Eaton opened a facility in Peabody, MA with the intention of moving all of their fragmented group home and quasi-institutional business to a single location. By so doing, Eaton was able to join a buying network whereby they will be able to avail ourselves of significant manufacturer rebates effectively improving selling margins. Additionally, Eaton expects to achieve savings in operating costs in the long run by consolidating all of the "specialty" business in one location under one method of operation.

     Eaton has committed to opening a pharmacy within the Sterling Medical Center (formerly the Waltham Hospital). The Sterling Medical Center is a 440,000 sq. ft. building dedicated exclusively to medical uses. Eaton anticipates the operation within the facility will benefit from the significant synergies represented by the diverse medical operations and as such will provide us with significant long-term revenues and profits.

     Eaton is presently in negotiations with two Federally Qualified Health Centers (FQHC's) to provide pharmacy management services to the Health Centers desirous of dispensing prescription medications under the 340B program. The manner and amount Eaton will be compensated is presently under discussion.

     Eaton operates two Medicine-On-time medication management systems. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing homes. The Medicine-On-Time system is the preferred system of most Assisted Living Facilities. Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. The U.S. census predicts this market segment to be the largest growing housing sector in the nation over the next decade. In addition to growth in the assisted living and homebound sectors, many new customers have been gained by word of mouth throughout the visiting nurse and health center communities. Sales within these niche segments were approximately $9 million in fiscal 2004. Eaton expects growth within its niche categories to be the fastest growing segment of its business over the next several years.

     Eaton continues to seek acquisition opportunities within contiguous markets to grow its business. Eaton acquires stores both with the intent of continuing operations or effectuating consolidations with existing locations. Eaton did not acquire any stores in fiscal 2004.

Customers and Third-Party Payors

     During the year ended June 30, 2004, approximately 83% of the pharmacy sales were to customers covered by health plan contracts, which typically contract with a third-party (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchase in exchange for reduced prescription rates. During the year ended June 30, 2004, the top five third-party payors, which provide administrative and payment services for multiple health plan contracts and customers, accounted for approximately 69% of our total sales, the largest of which represented 25% of our total sales. During the year ended June 30, 2003, Medicaid agencies accounted for approximately 25% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on Eaton's business and results of operations.

Regulation

     Eaton's business is subject to various federal and state regulations. For example, pursuant to Omnibus Budget Reconciliation Act of 1990 ("OBRA") and Massachusetts regulations, Eaton's pharmacists are required to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription during if the warning could reduce or negate such effect.

     Eaton's pharmacies and pharmacists must be licensed by the Massachusetts board of pharmacy. Eaton's pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration and are subject to Federal Drug Enforcement Agency regulations relative to Eaton's pharmacy operations, including purchasing, storing and dispensing of controlled substances. If Eaton were to violate any applicable statute, rule or regulation, their licenses and registrations could be suspended or revoked.

     Eaton's pharmacies are subject to patient privacy and other obligations, including corporate pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act. As a covered entity, Eaton is required to implement privacy standards, train their associates on the permitted uses and disclosures of protected health information, provide a notice of privacy practice to Eaton's pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in the state legislature that would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include prescription drug benefit proposals for Medicare participants. Although Eaton believes they are well positioned to respond to these developments, they cannot predict the outcome or effect of legislation resulting from these reform efforts.

Competition

     Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen stores. Pharmacies in supermarkets and deep discount stores, such as Wal-Mart, have not gained significant market share in the communities served by Eaton.

Medical Products/Service
------------------------

ADCO - ADCO South - Nyer Internet

     ADCO started as a quality distributor of home health, medical, surgical and laboratory supplies and equipment in Bangor, Maine in 1963. ADCO supplies all areas of health care products to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals.

     ADCO is a wholesale medical distributor located in Bangor, Maine, with a wholesale customer base of over 925 active customers through out New England.

     ADCO also operates a small sales office and warehouse located in Henderson, Nevada, which primarily sells to physicians and clinics.

     ADCO derives 90% of its revenues from sales to institutional customers (primarily nursing homes and physician offices), while the balance comes from its retail and home health customers. ADCO maintains a 23,000 square foot facility containing a 3,000 square foot retail showroom located in Bangor, Maine.

     ADCO South began operations in 1992 and is located in West Palm Beach, Florida. ADCO South's sales are from medical supplies and equipment primarily to physicians and clinics in the Palm Beach and Broward County areas of South Florida. It does no home health care business.

     ADCO and ADCO South provide over 5,000 combined stock items. We can purchase additional items we do not stock from our existing vendors. Although the inventories of both companies share common items, the need for items relative to their geographic regions is accomplished through warehouse transfers. This enables a larger mix of products to be available from either company and both benefit from the synergies available from two combined inventories.

     Nyer Internet began operations in 1999. We started business to business
(b2b) and business to consumer (b2c) e-commerce, with our interactive web site medicalmailorder.com. The site is used to aid in directing customers through an on-line medical mall and the appropriate departments to locate specific equipment and supplies. Our target customers, include home consumers, federal agencies, military, local and state municipalities, schools and universities. Combining the growth of the Internet with the resources of our distribution centers has enabled us to grow our on-line business.

Marketing

     Our sales are achieved through the services of independent sales repre-sentatives who travel throughout New England and South Florida and through sales personnel who telemarket, send catalogs and do mailing campaigns for existing customers and the Internet.

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

     The national market for wholesale distribution of medical and home health care supplies is served in large part by, McKesson, PSSI, Cardinal and Owens & Miner. PSSI is the largest national supplier of supplies to physician offices and clinics. Although hospitals are believed to constitute most of these company's largest customer group, these companies claim to serve over 17,000 other customers including physicians and clinics throughout the United States, including the New England area. Despite the presence of larger companies, ADCO/ADCO South believe the distribution of medical products in physician sites and long-term care facilities is still controlled by many small local and regional distributors.

Discontinued operations:
-----------------------

     Due to declining sales and continuing losses, Anton Investments, Inc., and Conway Associates, Inc., the fire and police segment, were discontinued in fiscal 2004. Nyer Nutritional Systems, Inc., discontinued its operations in October 1999.

Fire and Police
---------------

Anton Investments, Inc. - Conway Associates, Inc.

     Anton and Conway sold fire, police and rescue equipment and supplies that were sold to municipal and industrial accounts throughout most of the New England area.

     We purchased an 80% interest in Anton Investments Inc. in 1993. Anton conducted approximately 90% of its business with municipal and industrial fire departments, while law enforcement agencies and emergency rescue units comprise 10% each.

     We purchased an 80% interest in Conway Associates, in 1996.

     In August 2003, due to continuing losses, the Company closed its Anton Massachusetts location. In September 2003, the Company closed its New Hampshire location. In December 2003, the Company reevaluated the business and determined to close Anton entirely and discontinue the remaining location because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. The Company has sold the remaining inventory and fixed assets. Anton's operations are accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     In June 2004, due to declining sales and continuing losses, the Company closed its remaining location in Haverhill, Massachusetts. The Company is in the process of returning some or all of the its remaining inventory to satisfy unpaid accounts payable. The operations are accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

Nutritional Supplies
--------------------

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

Backlogs - Seasonal

     None of our Companies have significant backlogs and our businesses are not seasonal.

Employees

     The Company believes our employees represent one of our most valuable resources. As of the date of this report, including its executive officers, we have 119 full-time and 122 part-time employees. Eaton employs 85 full-time and 115 part-time employees, ADCO employs 27 full-time employees and 4 part-time employees, ADCO South employs 3 full-time employees and 2 part-time employees, Nyer Internet employs 3 full-time employees and one part-time, and the Company directly employs one full-time person. None of our employees are covered by a collective-bargaining agreement. Management believes that our relationship with our employees is excellent and that we have a loyal work force.

ITEM 2.  Properties.

     Our executive offices, ADCO and Nyer Internet are located at 1292 Hammond Street, Bangor, Maine, where ADCO's warehouse and retail store are also located.

     The pharmacies have 16 leases, averaging approximately 2,200 square feet each, with one location having approximately 5,400 square feet, throughout the suburban Boston area. One of the leases is for office space of approximately 2,000 square feet and another is for space in the process of being constructed to replace an existing lease. Our monthly lease payments range from $562 to $11,050. Five locations have renewable lease options.

     The medical segment owns a 23,000 square foot facility located in Bangor, Maine, which currently has a mortgage for $75,000 on its building. The monthly costs, including mortgage payments and taxes (but excluding utilities) is $6,800. We also lease 11,796 square feet of warehouse space in Bangor, Maine, 2,640 square feet of warehouse and office space in Henderson, Nevada and 6,172 square feet of warehouse and office space in West Palm Beach, Florida.

     We believe our current premises are adequate for our current foreseeable needs.

ITEM 3.  Legal Proceedings.

     We are not a party to any material litigation.

     However, recently, each of the Company, Eaton, Anton and Conway has had litigation threatened against it with respect to separate matters (i.e., the
Company: a contract claim; Eaton: primarily statutory claims; Anton and Conway: contract claims). Such entities have not yet determined the likelihood of success of these potential litigation matters against the Company and/or its subsidiaries. With respect to the threatened litigation against Eaton, the potential dollar amount of damages is not readily determinable. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened against the Company, Anton and Conway would exceed ten percent of the current assets of the Company and its subsidiaries on a consolidated basis. If any of these threatened litigation matters were decided in a manner adverse to the Company or its subsidiaries, the result would likely
be materially adverse to the Company and its subsidiaries.   For further
information with repect to this paragraph, please see notes 9 and 16 in the Notes to Consolidated Financial Statements.

     It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable
                           PART II
                           -------

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Qualification with NASDAQ

     Our shares of common stock are listed and traded on the Nasdaq SmallCap Market under the symbol: NYER.

     The continuation of quotations on Nasdaq is subject to certain conditions. The failure to meet these conditions may prevent our common stock from continuing to be quoted on Nasdaq and may have an adverse effect on the market for our common stock.

     As of October 8, 2004, there were approximately 745 holders of our shares of common stock. The high and low bid prices for our common shares for the calendar quarterly periods are as follows:

                         2004            2003            2002
                      Closing Bids    Closing Bids    Closing Bids
                      HIGH    LOW     HIGH    LOW     HIGH    LOW
                      ----    ---     ----    ---     ----    ---
First Quarter        $3.25   $2.31   $1.25   $1.00   $2.71   $1.95
Second Quarter        2.82    1.81    1.44     .65    2.40    1.82
Third Quarter         2.21    1.62    2.39    1.13    2.08    1.55
Fourth Quarter           -       -    4.05    1.88    1.79    1.15

     Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions. Our shares are traded sporadically, which may affect the prices.

     Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.

Issuer Purchases of Equity Securities

      The foregoing equity repurchases by the Company during the fiscal quarter ended June 30, 2004 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                                         (d)Maximum Number
                                                                            (or)Approximate
                                                   c) Total Number of     DollarValue)of
                                                   Shares Purchased as    Shares that May
                                                    Part of Publicly      Yet Be Purchased
For the Period (a)Total Number of (b)Average Price  Announced Plans or    Under the Plans or
  Ended(2004)     Shares Purchased   Paid Per Share    Programs              Programs
  ----------      ----------------   --------------    --------              --------
April 1-April 30          0               $ -                0                 148,000
May 1-May 31              0               $ -                0                 148,000
June 1-June 30            0               $ -                0                 148,000

     On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company's outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan. As of the date of this report, the plan has not been terminated.


ITEM 6:  Selected Financial Data


                       Selected Financial Data
                    2004*     2003*        2002*        2001**       2000***  1999***
                    ----      ----         ----         ----         ----     ----

Summary of Operations:
---------------------
Sales         $61,687,258  $56,972,494  $49,874,462  $21,164,615  $37,190,030 $32,811,645
Gross Margin   13,336,329   12,532,875   10,437,373    4,382,991    7,911,720   6,430,960
Operating
 income (loss)
 from continuing
 operations       224,619    1,001,934      635,416       15,762     (253,685) (1,123,398)
 (Loss) income
 from continuing
  operations      (54,626)     746,440      583,894       (5,229)       5,233    (856,065)
 Loss from
  discontinued
  operations     (370,594)    (247 303)    (341,080)    (212,532)    (643,888) (1,316,580)
 Net (loss)
  income      $  (425,220) $   499,137  $   242,814  $  (217,761) $  (638,655)$(2,172,645)

Per Share Data:
---------------
 Net (loss) income
  per weighted
  average of common
  shares from
  continuing
  operations       $ (.01)      $  .20       $  .15       $    -       $    -      $ (.23)
 Net loss  per
  weighted average
  of common shares
  from discontinued
  operations         (.10)        (.07)        (.09)        (.06)        (.17)       (.35)
 Net loss per
  weighted
  average of
  common shares    $ (.11)      $  .13       $  .06       $ (.06)      $ (.17)     $ (.58)

Year-End Position:
------------------
 Total assets $13,852,934  $14,300,445  $13,564,503  $12,603,077  $12,634,831 $13,173,635
 Net working
  capital       6,516,126    6,882,879    6,289,838    5,841,459    5,854,127   6,831,097
 Long-term debt
  (excluding
  current portion)210,119      418,425      329,367      214,403      244,531     543,658
Long-term debt
  (excluding
  current portion)
  discontinued
  operations            -            -      101,403      244,151      307,371     454,970
Minority
 interest       1,432,576    1,232,404      954,213      753,804      673,774
552,377
Shareholders'
 equity       $ 6,891,743  $ 7,316,962  $ 6,765,549  $ 6,407,235  $ 6,612,316 $ 7,228,971

* For the twelve months ended June 30, 2004, 2003 and 2002 ** For the six months ended June 30, 2001 *** For the twelve months ended December 31, 2000, and 1999
No cash dividends have been declared in the periods presented.


ITEM 7. Management's Discussion And Analysis of Financial Condition and Results of Operation.

     Effective June 30, 2001, we changed our fiscal year end from December 31 to June 30. Accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended June 30, 2004 and 2003 and for the years ended June 30, 2003 as compared June 30, 2002 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

     We had two business segments for the years ended June 30, 2004, 2003 and 2002: (1) pharmacy drug store chain ("pharmacies") and (2) wholesale and retail sales of medical equipment and supplies ("medical"). We have discontinued our operations of our wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments ("Fire and police"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

Year Ended June 30, 2004 Compared to June 30, 2003.

NET SALES. Total sales for the twelve months ended June 30, 2004 increased by 8.3% from June 30, 2004 to $61,687,258 from $56,972,494 in 2003.

     The following table shows sales by business segment for the years ended June 30, 2004 and 2003:

Business Segment                      2004            2003    % increase
----------------                      ----            ----     (decrease)

Pharmacies                       $53,220,507     $47,778,600     11.4
Medical                            8,466,751       9,193,894     (7.9)
                                 -----------     -----------     ----
Total for business segments      $61,687,258     $56,972,494      8.3
                                 ===========     ===========     ====

    The pharmacies segment's sales increased $5,441,907 to $53,220,507 or 11.0% for the year ended June 30, 2004 as compared to $47,778,600 for the year ended June 30, 2003. The increases were due to: increased sales to non-profit organizations of $981,500; first full year of sales due to the acquisition of two pharmacies in March 2003 and June 2003 that resulted in an increase of $2,820,850. The remainder was due to continued increases in volume on prescription drugs due to increased advertising.

    The medical segment's sales decreased $727,143 in 2004 to $8,466,751 or 7.9% for the year ended June 30, 2004 as compared to $9,193,894 for the year June 30, 2003. Over $300,000 of the sales decline is attributed to Las Vegas operation which experienced continual turnover of personnel and a lack of on site management. $125,000 of the decrease was due to increased pressure from regional and national buying groups which are able to command larger discounts from manufacturers and off on line purchasing and inventory controls. In addition, physicians and physician groups are being purchased by hospitals which insist they purchase from their sources resulting in a decrease of $120,000. The balance is due to new buying groups offering lower prices to induce customers to purchase their products.

GROSS PROFIT MARGINS. Our overall gross profit margins were 21.6% in 2004 as compared 22.0% in 2003.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2004 and 2003:

Business Segment                      2004            2003
----------------                      ----            ----
Pharmacies                            20.3            20.7
Medical                               29.9            28.8
                                      ----            ----
                                      21.6            22.0
                                      ====            ====

     The pharmacies segment's gross profit margins decreased .4% to 20.3% for the year ended June 30, 2004 as compared to 20.7% for the year ended June 30, 2003. The decrease was due to lower insurance reimbursements which were partially offset by increased sales and larger discounts from their suppliers due to our purchasing volume.

     The medical segment's gross profit margins had an increase of 1.1% to 29.9% for the year ended June 30, 2004 as compared to 28.8% for the year ended June 30, 2003. This increase was the result of discontinuing the sale of unprofitable items and sales from a bulk inventory purchase of approximately $155,000 were recorded at no cost. The cost of the merchandise was allocated to inventory that had been previously sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 13.7% in 2004 to $13,111,710 as compared to $11,530,941 in 2003.

     The following table shows the breakdown by business segment for the years ended June 30, 2004 and 2003:

Business Segment                      2004            2003    % Increase
----------------                      ----            ----     (decrease)
Pharmacies                       $ 9,586,175     $ 8,202,613     16.9
Medical                            2,876,756       2,688,020      7.0
Corporate                            648,779         640,308      1.3
                                 -----------     -----------     ----
                                 $13,111,710     $11,530,941     13.7
                                 ===========     ===========     ====

     The pharmacies increased S,G & A expenses $1,383,562 to $9,586,175 or 16.9% for the year ended June 30, 2004 as compared to $8,202,613 for the year ended June 30, 2003. The increase came from the additional overhead costs associated with the opening of a pharmacy in Peabody, MA of $129,413, increased labor costs, including benefits, of approximately $673,000 due to a shortage of available pharmacists, increased legal fees of $27,000 for negotiations of new and existing leases, increased rent expense of $91,000 due to a consolidation of one store in which we operated two leases while we moved and renovated a new location, rent increases in general, and increased advertising by approximately $100,000 and overhead expenses that increase with the increase in sales.

     The medical segment's S,G&A expenses increased $188,736 or 7.0% to $2,876,756 for the year June 30, 2004 as compared to $2,688,020 for the year June 30, 2003 due to increased Internet advertising expense of $49,000; an increase in personnel costs of approximately $40,000; an increase in its accounts receivable bad debt expense of $107,000 and a charge of $60,000 for inventory obsolescence.

     The Corporate segment's overhead increased by $8,471 or 1.3% to $648,779 for the year June 30, 2004 as compared to $640,308 for the year June 30, 2003. This was mainly additional accounting and legal expenses due to the passing of the Sarbanes-Oxley Act of 2002 to set procedures in place to insure the Company is compliant.

DISCONTINUED OPERATIONS.

     Our discontinued operations consist of wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments ("Fire and police") and Nyer Nutritional Systems, Inc. (Nyer Nutritional). The entities of the fire and police segment are Anton Investments, Inc., (Anton) and Conway Associates, Inc., (Conway).

     In August 2003, due to continuing losses, the Company closed its Anton Massachusetts location. In September 2003, the Company closed its New Hampshire location. In December of 2003, the Company reevaluated the business and determined to entirely close Anton because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. The Company has sold the remaining inventory and fixed assets. In May of 2004, the Company evaluated its operations of Conway and decided to close operations by June 30, 2004 due to continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. This entire segment has been accounted for as a dis- continued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

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

     Nyer Nutritional incurred $0 costs in 2004 and 2003, $50,419 in costs in 2002, including $7,054 in litigation expenses as compared to $230,295 in costs for the same period in 2001, which included $187,096 of litigation expenses.

     The following table shows net sales, gross profit %, and selling, general, and administration expenses for year June 30, 2004 as compared to June 30, 2003 for the fire and police segment of discontinued operations.

                              2004          2003        Increase  % Increase
                              ----          ----        (decrease)  (decrease)
                                                        ---------   ---------
Net sales                  $1,424,432    $2,926,823    ($1,502,391)   (51.3)
Cost of goods sold         $1,214,915    $2,216,175    ($1,001,260)   (45.2)
Gross profit margins (%)         14.7          24.3           (9.6)    (9.6)
Selling, general and
 administrative expenses   $  548,429    $  955,049      ($406,620)   (42.6)

     The discontinued operation's sales decreased $1,502,391 to $1,424,432 or
51.3 for the year ended June 30, 2004 as compared to $2,926,823 for the year ended June 30, 2003. The decrease in sales was due to increased competition from cut rate competitors.

     The discontinued operation's gross profit margins decreased 9.6 to 14.7% for the year ended June 30, 2004 as compared to 24.3% for the year ended June 30, 2003. The decrease was due to increased competition and in order to compete lowered selling pricing in order to match the cut rate competitors.

     The discontinued operation's S,G & A expenses decreased $406,620 to $548,429 or 42.6% for the year ended June 30, 2004 as compared to $955,049 for the year ended June 30, 2003. The decrease was due to decreased sales and related overhead and overhead costs directly associated with the closing of locations.

INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2004 and 2003. In 2004, the Company had no income, therefore, no federal income taxes were accrued. A subsidiary, D.A.W., had taxable income and was required to accrue state income taxes. Due to timing differences, the Company utilized a portion of its federal income tax asset.

     In 2003, the Company had taxable income for federal tax purposes, but utilized its NOL carryforwards to reduce income taxes. In addition, the Company reviewed its deferred tax assets and recorded a deferred tax asset for its NOL amounting to $185,000. The Company's subsidiary, D.A.W., was profitable and accrued state income taxes for approximately $187,000, for a net of $2,800.

     For more information, see note 11 in the Notes to Consolidated Financial Statements.

Income taxes (benefit)
----------------------                    June 30      June 30
                                           2004          2003
                                           ----          ----
           Pharmacies                 $    94,247   $   460,000
           Medical                              -       (20,000)
           Discontinued operations              -       (80,000)
           Corporate                            -      (357,200)
                                      -----------   -----------
                                      $    94,247   $     2,800
                                      ===========   ===========

Year Ended June 30, 2003 Compared to June 30, 2002.

NET SALES. Total sales for the twelve months ended June 30, 2003 increased by 14.2% from June 30, 2003 to $56,972,494 from $49,874,462 in 2002.

     The following table shows sales by business segment for the years ended June 30, 2003 and 2002:

Business Segment                      2003            2002    % increase
----------------                      ----            ----     (decrease)
                                                                --------
Pharmacies                       $47,778,600     $40,686,119     17.4
Medical                            9,193,894       9,188,343        -
                                 -----------     -----------     ----
Total for business segments      $56,972,494     $49,874,462     14.2
                                 ===========     ===========     ====

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

GROSS PROFIT MARGINS. Our overall gross profit margins were 22.0% in 2003 as compared to 20.9% in 2002.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2003 and 2002:

Business Segment                      2003            2002
----------------                      ----            ----
Pharmacies                            20.7            19.3
Medical                               28.8            28.1
                                      ----            ----
                                      22.0            20.9
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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 17.6% in 2003 to $11,530,941 as compared to $9,801,957 in 2002.

     The following table shows the breakdown by business segment for the years ended June 30, 2003 and 2002:

Business Segment                      2003            2002    % Increase
----------------                      ----            ----     (decrease)
                                                                --------
Pharmacies                       $ 8,202,613     $ 6,704,030     22.4
Medical                            2,688,020       2,553,515      5.3
Corporate                            640,308         544,412     17.6
                                 -----------     -----------     ----
                                 $11,530,941     $ 9,801,957     17.6
                                 ===========     ===========     ====

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

     The Corporate segment's overhead increased by $95,896 or 17.6% to $640,308 for the year June 30, 2003 as compared to $544,412 for the year June 30, 2002. This was mainly due additional accounting, legal and stock related expenses.

DISCONTINUED OPERATIONS.

     Our discontinued operations consist of wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments ("Fire and police") and Nyer Nutritional Systems, Inc. (Nyer Nutritional). The entities of the fire and police segment are Anton Investments, Inc., (Anton) and Conway Associates, Inc., (Conway).

     In August 2003, due to continuing losses, the Company closed its Anton Massachusetts location. In September 2003, the Company closed its New Hampshire location. In December of 2003, the Company reevaluated the business and determined to entirely close Anton because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. The Company has sold the remaining inventory and fixed assets. In May of 2004, the Company evaluated its operations of Conway and decided to close operations by June 30, 2004 due to continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. This entire segment has been accounted for as a dis- continued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

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

     The following table shows net sales, gross profit %, and selling, general, and administration expenses for year June 30, 2003 as compared to June 30, 2002 for the fire and police segment of discontinued operations.

                              2003          2002        Increase  % Increase
                              ----          ----        (decrease)  (decrease)
                                                         --------   ---------
Net sales                  $2,926,823    $4,225,596    ($1,298,773)   (30.7)
Cost of goods sold         $2,216,175    $3,407,735    ($1,191,560)   (35.0)
Gross profit margins (%)         24.3          19.4            4.9      4.9
Selling, general and
 administrative expenses   $  955,049    $1,111,464      ($156,415)   (14.1)

     Our discontinued operations sales decreased by $1,298,773 to $2,926,823 or (30.7%) for the year ended June 30, 2003 as compared to $4,225,596 for the year ended June 30, 2002. This decline is due to many factors including tighter municipal budgets through-out the sales territories and the entire country, and a down turn in the economy resulting in less tax revenues which results in less available funds for the fire departments. In addition, fire departments have partially altered the focus of their purchasing to include merchandise that relates to biological and chemical items and homeland security products, which this segment does not market. Another reason for this decline is increased competition from a company owned by a minority shareholder of this segment and who was the previous 100% owner of one of the companies within the fire and police segment. This segment is also discontinuing the sale of unprofitable items.

     Discontinued operations had an increase in its gross profit margins of 4.9% to 24.3% for the year ended June 30, 2003 as compared to 19.4% at June 30, 2002. This increase was the result of cessation of sales of lower profit margin items.

     Discontinued operation's S,G&A expenses decreased by $156,415 or (14.7%) to $955,049 for the year June 30, 2003 as compared to $1,111,464 for the year June 30, 2002. This decrease was mainly due to expenses directly related to lower sales and associated costs.

INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2003 and 2002. In prior years the Company has concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets because the Company had continuing losses and loss carryforwards to utilize. However, as a result of a review at June 30, 2003, the Company has concluded that, because the Company has reached a level of profitability and because the Company believes the profitability will continue and utilize the remaining NOL, a deferred tax asset of $185,000 was recorded. The Company's subsidiary, D.A.W., was profitable and accrued state income taxes for approximately $187,000 for a net of $2,800. Due to the uncertainty of the utilization of the timing differences, a full valuation allowance was provided. For more information, see note 11 in the Notes to Consolidated Financial Statements.

Income taxes (benefit)
----------------------
                                        June 30       June 30
                                          2003          2002
                                          ----          ----
           Pharmacies                 $   460,000   $   331,000
           Medical                        (20,000)       41,000
           Discontinued operations        (80,000)      (97,000)
           Corporate                     (357,200)     (156,000)
                                      -----------   -----------
                                      $     2,800   $   119,000
                                      ===========   ===========

Going Concern and Management's Plans

     The Company has guaranteed certain obligations from its discontinued operations, the Company had a loss in its medical and corporate segments in recent years and has a cash flow deficiency in these segments for the year ended June 30, 2004. The continued existence of the Company and specifically, the medical and corporate segments is dependent upon the medical segment obtaining profitability, up streaming funds from its Pharmacy segment or raising capital. The Company's pharmacy subsidiary, D.A.W., Inc., has an operating agreement with the parent company which includes cash management. The minority shareholders have declined to provide the parent company with sufficient cash to sustain its present operations and fund the medical segment, if necessary. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     In order to increase working capital in the medical and corporate segments, ADCO has, subsequent to year end, negotiated a line of credit from a bank in the amount of $300,000 collaterized by the property owned by ADCO and such line of credit is also guaranteed by the Company.

     Management's plan to return to profitability includes: 1) revamping management at the corporate and medical segments, 2) instituting cost cutting measures to reduce and control general and administrative costs; and 3) consolidating certain entities to reduce costs.

     There is no assurance that management's business plan will be successful or that the Company will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

D.A.W. Agreement

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders or the Company. The fifth seat on the board is vacant.

     As part of this agreement, the Company and the minority shareholders shall not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     The agreement also provides for the operations of the subsidiary, including cash management, to be managed by the minority shareholders. The minority shareholders have declined to provide the parent company with sufficient cash to sustain its present operations and fund the medical segment, if necessary.

     Additionally, at such time that the Company has caused any or all of the minority shareholders of D.A.W. to be no longer employed by D.A.W., the employee or employees shall have the right to require the Company to purchase all or any portion of such employee's shares of D.A.W., and such minority shareholders also possess certain rights of first refusal and co-sale rights with respect to proposed sales of stock by the Company, according to certain terms and conditions.

Liquidity and Capital Resources

     Net cash provided by operating activities was $587,008 for the year ended June 30, 2004 as compared to $349,825 for the year ended June 30, 2003 and $469,549 for the year ended June 30, 2002. The primary use of cash for the year June 30, 2004 was to fund operations for our medical and corporate opera- tions, as well as the pharmacies' inventory. For the year June 30, 2003 and 2002 the primary use was to fund operations for our medical and corporate operations, as well as accounts receivable and inventory.

     The net cash used in investing activities was $448,402 for the year June 30, 2004 as compared to $678,928 for the year ended June 30, 2003 and $361,180 net cash provided by investing activities for the year ended June 30, 2002. The decrease of $448,402 was mainly the purchase of property, plant and equipment. The decrease for the ended June 30, 2003 was mainly due to the acquisition of two pharmacies and the purchase of property, plant and equipment. The increase for the year ended June 30, 2002 was largely due to the proceeds received from marketable securities. In fiscal 2002, we acquired two pharmacies and remodeled some existing pharmacy locations.

     Net cash used in financing activities was $286,268 for the year ended June 30, 2004 was mainly due to increased repayments of long-term debt as compared to net cash provided by financing activities of $196,473 and $345,222 for the years ended June 30, 2003 and 2002. This was due to issuance of long-term debt of $390,000 and $369,701 for the years June 30, 2003 and June 2002, the repayment of stock sales receivable of $115,000 for the year June 30, 2002 and increased repayments of long-term debt notes to related party.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, capital expenditures and repayment of debt.

Cash - At June 30, 2004 we had approximately $1.3 million in cash as compared to approximately $1.4 million in cash at June 30, 2003.

Line of credit - In October 2004, the Company's medical segment obtained a $300,000 line of credit. The Company is not able to draw on the line of credit without approval of a majority of a three (3) person committee of the board established for this purpose.

Accounts receivable - At June 30, 2004, we had net accounts receivable of approximately $4.2 million as compared to approximately $4.2 million at June 30, 2003. Although our sales have increased approximately $4.5 million, our accounts receivables have remained approximately the same. The reasons for the decrease are more timely payments and an increase in sales in the pharmacies segment and a reduction in sales in the medical segment.

Debt - At June 30, 2004, we had $423,642 of debt as compared to $709,910 at June 30, 2003. Our debt decreased due to the pay down of existing debt with no additional debt at June 30, 2004.


Forward-Looking Statements
--------------------------

    The statement made in Item 1, relating to Eaton's opportunity to serve assisted living facilities is a forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "intends", "believes" and similar words are used to identify forward-looking statements within the meaning of the Act. The results anticipated by any and all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include (1) Eaton could be affected by increased competition from large competitors including the entrance of Wal-Mart and other nationwide and regional discount operations; (2) the state of the economy in the local communities in New England where the Company operates; (3) the general state of the economy in the United States and elsewhere; (4) the failure of suppliers to timely deliver products; (5) factors which increase costs in the health care industry; (6) the loss of any single large customer; and (7) recent and future governmental regulation of pharmaceutical pricing.

Critical Accounting Policies
----------------------------

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

     Goodwill impairment: In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our tests during the fourth quarter of fiscal 2004 and 2003 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our companies. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

     Income taxes: The Company concluded that it is more likely than not that it will utilize the carryforwards and certain other deferred tax assets. Based on available evidence, it is uncertain when the Company will utilize the other deferred tax assets, principally timing difference relating to allowances, depreciation and intangible assets; and, therefore it is more likely than not that the timing difference will not be utilized and a valuation allowance has been provided.

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company adopted this Interpretation on July 1, 2003 and did not have an effect on the consolidated financial statements.

     In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this standard on July 1, 2003, and did not have an impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS 133 did not have an effect on the Company's consolidated financial statements

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement was effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

Cash and cash equivalents. Our cash and cash equivalents are in either a checking account or money market account.

Investment Securities:

Cash and cash equivalents as of June 30, 2004 were $1,270,082.

   ** - The Company had approximately $79,600 in a money market account at June 30, 2004. The interest yield rate was less than 1%.

  Debt: Our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at June 30, 2004, 2003 and 2002.

ITEM 8: Financial Statements and Supplementary Data

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                Table of Contents


                                                              Page(s)

  Report of Independent Registered Public Accounting Firm      F 1

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2004 and
    June 30, 2003                                              F 2

  Consolidated Statements of Operations for the years
    ended June 30, 2004, 2003 and 2002                         F 4

  Consolidated Statements of Changes in Shareholders'
    Equity for the years ended June 30, 2004, 2003
    and 2002                                                   F 6

  Consolidated Statements of Cash Flows for the years
    ended June 30, 2004, 2003 and 2002                         F 7

  Notes to Consolidated Financial Statements                   F 9

  Schedule II Valuation and Qualifying Accounts and Reserves   F 28

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Nyer Medical Group, Inc.
We have audited the consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries at June 30, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended in the periods June 30, 2004, 2003 and 2002, in conformity with United States generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has guaranteed certain obligations from its discontinued operations, and the company had a loss in its medical and corporate segments in recent years and has a cash flow deficiency in these segments for the year ended June 30, 2004. The continued existence of the Company and specifically the medical and corporate segments is dependent upon the medical segment obtaining profitability, up streaming funds from its Pharmacy segment or raising capital. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, on July 1, 2002, the Company adopted the provisions of Statement of Financial Standards Board No. 142, "Goodwill and other Intangible Assets".

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Table of Contents to the Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                                Sweeney, Gates & Co.
Fort Lauderdale, Florida
September 10, 2004                        F-1

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 and 2003




                                     ASSETS

                                           2004               2003
                                           ----               ----

Current assets:
  Cash and cash equivalents             $ 1,270,082        $ 1,417,744
  Accounts receivable, less
   allowance for doubtful
   accounts of $461,000
   and $318,352, respectively             4,228,977          4,250,185
  Inventories, net                        5,674,550          5,579,602
  Prepaid expenses and other
   current assets                           349,379            243,581
  Deferred tax asset                        151,000            185,000
  Assets to be disposed of from
   discontinued operations                  160,634            539,421
                                        -----------        -----------
      Total current assets               11,834,622         12,215,533

  Property, plant and equipment,
   net of accumulated depreciation        1,364,776          1,269,310
                                        -----------        -----------
  Goodwill, net                             104,463            104,463
  Other intangible assets, net              549,073            666,281
  Advances due from related
   companies                                      -             44,858
                                        -----------        -----------
                                            653,536            815,602
                                        -----------        -----------
      Total assets                      $13,852,934        $14,300,445
                                        ===========        ===========















              The accompanying notes are an integral part of
                    the consolidated financial statements.

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 and 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2004             2003
Current liabilities:                          ----             ----
  Current portion of long-
   term debt                            $   213,523        $   291,485
  Accounts payable                        3,819,088          3,658,767
  Accrued payroll and related
   taxes                                    424,115            443,694
  Accrued expenses and other
   liabilities                              286,214            234,794
  Income taxes payable                       20,000            101,753
  Liabilities to be disposed of from
   discontinued operations                  555,556            602,161
                                        -----------         ----------
      Total current liabilities           5,318,496          5,332,654
                                        -----------         ----------
Long-term debt, net of current
   portion                                  210,119            418,425
                                        -----------         ----------
Minority interest                         1,432,576          1,232,404
                                        -----------         ----------
Commitments

Shareholders' equity: (Note 12)
  Preferred stock                                 1                  1
  Common stock                                  379                380
  Additional paid-in capital             17,691,972         17,746,543
  Treasury stock                                  -            (54,573)
  Accumulated deficit                   (10,800,609)       (10,375,389)
                                        -----------        -----------
      Total shareholders'
       equity                             6,891,743          7,316,962
      Total liabilities and             -----------        -----------
       shareholders' equity             $13,852,934        $14,300,445
                                        ===========        ===========













              The accompanying notes are an integral part of
                  the consolidated financial statements.

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 2004, 2003 and 2002

                                       2004          2003          2002
                                       ----          ----          ----
Net sales                          $61,687,258   $56,972,494   $49,874,462
                                   -----------   -----------   -----------
Cost and expenses:
  Cost of goods sold                48,350,929    44,439,619    39,437,089
  Selling and retail                 8,868,514     7,755,370     6,425,256
  Warehouse and delivery             1,036,612       980,497       770,778
  Administrative                     3,206,584     2,795,074     2,605,923
                                   -----------   -----------   -----------
                                    61,462,639    55,970,560    49,239,046
                                   -----------   -----------   -----------
  Operating income                     224,619     1,001,934       635,416

Other income (expense):
  Interest expense                     (37,859)      (41,265)      (36,912)
  Interest income                       45,652        48,636        63,878
  Other                                  7,381        18,126       240,921
                                   -----------   -----------   -----------
       Total other income               15,174        25,497       267,887
                                   -----------   -----------   -----------
Income from continuing operations
  before income taxes                  239,793     1,027,431       903,303

Provision for income taxes             (94,247)       (2,800)     (119,000)

Minority interest expense
  net of income taxes expense         (200,172)     (278,191)     (200,409)
                                   -----------   -----------   -----------
(Loss) income from continuing
  operations                           (54,626)      746,440       583,894
                                   -----------   -----------   -----------

Discontinued operations:
Loss from operations of
   discontinued operations            (178,752)     (247,303)     (341,080)
Loss on disposal of
   discontinued operations            (191,842)            -             -
Net loss from discontinued         -----------   -----------   -----------
   operations                         (370,594)     (247,303)     (341,080)
                                   -----------   -----------   -----------

Net (loss) income                  $  (425,220)  $   499,137   $   242,814
                                   ===========   ===========   ===========





continued
              The accompanying notes are an integral part of
                  the consolidated financial statements.
                                           F-4

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2004, 2003 and 2002,
                                    continued

                                      2004          2003        2002
                                      ----          ----        ----
Basic and diluted (loss) income per share:
  Continuing operations             $  (.01)      $   .20      $   .15
  Discontinued operations              (.10)         (.07)        (.09)
  Basic and diluted (loss)          -------       -------      -------
   income per share                 $  (.11)      $   .13      $   .06
                                    =======       =======      =======
Weighted average common
   shares outstanding, basic      3,784,962     3,758,026    3,755,862
Weighted average common           =========     =========    ==========
   shares outstanding, diluted    3,784,962     3,759,261    3,758,224
                                  =========     =========    =========

































              The accompanying notes are an integral part of
                   the consolidated financial statements.
                                           F-5

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 2004, 2003 and 2002

                  Class A         Class B
                  Preferred Stock Preferred Stock Common Stock     Additional              Treasury
                                                                   Paid-in    Stock Sale   Stock             Accumulated
                  Shares  Amount  Shares  Amount  Shares   Amount  Capital    Receivable   Shares   Amount    Deficit
                  ------  ------  -----   ------  ------   ------  -------    ----------   ------   ------    ----------
Balance,
  July 1, 2001    2,000    $  1   1,000    $  -  3,769,062   $377  $17,691,946 $(115,500)   (12,100) $(52,249) $(11,117,340)
  Payment of      -----    ----   -----    ----  ---------   ----  ----------- ---------    -------  --------  ------------
   stock sale
   receivable         -       -       -       -          -      -            -   115,500          -         -             -
     Net income       -       -       -       -          -      -            -         -          -         -       242,814

Balance,          -----    ----   -----    ----  ---------   ----  ----------- ---------    -------  --------  ------------
  June 30, 2002   2,000       1   1,000       -  3,769,062    377   17,691,946         -    (12,100)  (52,249)  (10,874,526)
  Issuance of     -----    ----   -----    ----  ---------   ----  ----------- ---------    -------  --------  ------------
   common
   stock              -       -       -       -     30,000      3       54,597         -          -         -             -
  Treasury
   stock              -       -       -       -          -      -            -         -    ( 2,000)  ( 2,324)            -
     Net income       -       -       -       -          -      -            -         -          -         -       499,137
                  -----    ----   -----    ----  ---------   ----  ----------- ---------    -------   -------   -----------
Balance,
  June 30, 2003   2,000       1   1,000       -  3,799,062    380   17,746,543         -    (14,100)  (54,573)  (10,375,389)
  Treasury        -----    ----   -----    ----  ---------   ----  ----------- ---------    -------   -------   -----------
   stock              -       -       -       -    (14,100)    (1)     (54,571)        -     14,100    54,573             -
  Net loss            -       -       -       -                 -            -         -          -         -      (425,220)
                  -----    ----   -----    ----  ---------   ----  ----------- ---------    -------   -------   -----------
Balance,
  June 30, 2004   2,000    $  1   1,000    $  -  3,784,962   $379  $17,691,972         -          -  $      -  $(10,800,609)
                  =====    ====   =====    ====  ========    ====  =========== =========    =======  ========  ============


 The accompanying notes are an integral part of the consolidated financial statements.


                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 and 2002

                                             2004          2003        2002
Cash flows from operating activities:

  Net income (loss) from continuing
   operations                             $   (54,626)  $   746,440  $ 583,894
  Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
  Depreciation                                393,698       333,342    158,259
  Amortization                                117,208        73,282    108,431
  Gain on sale of respiratory division              -             -   (159,353)
  Assets disposed of from settlement of
   Litigation                                       -             -    187,893
  Loss (gain) on disposal of property,
   plant, and equipment                         4,095        (7,170)         -
  Deferred income tax                          34,000      (185,000)         -
  Minority interest                           200,172       278,191    200,409
  Decrease in deferred credit                       -             -   (154,420)
   Changes in working capital                 (69,127)     (727,439)  (631,475)
 Net cash flows provided by operating     -----------   -----------  ---------
  activities from continuing operations       625,420       511,646    293,638
 Net cash flows (used in) provided by
  discontinued activities                     (38,412)     (161,821)   175,911
 Net cash flows provided by operating     -----------   -----------  ---------
  activities                                  587,008       349,825    469,549
                                          -----------   -----------  ---------
Cash flows from investing activities:

 Acquisition of pharmacies                          -      (390,000)  (349,637)
 Purchase of property, plant and
     equipment, net                          (493,260)     (300,803)  (399,521)
 Proceeds from sale of property,
     plant and equipment, net                       -        15,170      69,147
 Proceeds from sale of marketable
     securities                                     -             -     821,798
 Proceeds from sales of respiratory
     division                                       -             -     222,689
 Net change in advances due from
     related companies                         44,858        (3,295)     (3,296)
 Net cash (used in) provided by            ----------   -----------   ---------
     investing activities                    (448,402)     (678,928)    361,180
                                           ----------   -----------   ---------
Cash flows from financing activities:
 Proceeds from payment of
   stock sale receivable                            -             -     115,500
 Proceeds from issuance of long-term
   debt                                             -       390,000     369,701
 Payments on long-term debt                  (286,268)     (191,203)   (139,979)
 Purchase of treasury stock                         -        (2,324)          -
   Net cash (used in) provided by          ----------   -----------   ---------
    financing activities                     (286,268)      196,473     345,222
                                           ----------   -----------   ---------
The accompanying notes are an integral part of the consolidated financial statements.
                                            continued
                                               F-7



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                  2004          2003        2002
                                                  ----          ----        ----
Net (decrease) increase in cash and
    cash equivalents                          $ (147,662)   $ (132,630)   $1,175,951

Cash and cash equivalents, at beginning
  of year                                      1,417,744     1,550,374       374,423
 Cash and cash equivalents, at end of         ----------    ----------    ----------
  year                                        $1,270,082    $1,417,744    $1,550,374
                                              ==========    ==========    ==========

 Changes in working capital:
  Accounts receivable, net                    $   21,208    $  (93,420)   $ (449,017)
  Inventories, net                               (94,948)     (798,320)     (802,490)
  Prepaid expenses and other current assets     (105,798)       46,436       (30,098)
  Receivables from related parties                     -             -        (5,866)
  Accounts payable                               160,321       117,480       278,514
  Accrued payroll and related taxes              (19,579)       10,507       144,025
  Accrued expenses and other liabilities          51,422      (111,875)      233,457
  Income tax payable                             (81,753)      101,753             -
                                              ----------    ----------    ----------
      Net change                              $  (69,127)   $ (727,439)   $ (631,475)
                                              ==========    ==========    ==========

  Supplemental disclosures of cash flow information:

                                                  2004          2003        2002
Cash paid during the year for:                    ----          ----        ----

Interest                                      $   38,969    $   41,272    $   36,161
                                              ==========    ==========    ==========
Income taxes                                  $  160,000    $  197,764    $   12,221
                                              ==========    ==========    ==========

Supplemental schedule of non-cash investing and financing activities:

The acquisition of pharmacies in 2003 and 2002, net of cash acquired, is summarized as follows:
                                                                2003        2002
                                                                ----        ----
Working capital, other than cash                            $  390,000    $   59,637
Property, plant and equipment                                   10,000        20,000
Prescription lists                                             390,000       270,000
Long-term debt                                                (390,000)     (349,637)
                                                            ----------    ----------
      Cash paid for acquisitions                            $  400,000    $        -
                                                            ==========    ==========

Issuance of common stock for liability                      $   54,600
                                                            ==========





                 The accompanying notes are an integral part of
                    the consolidated financial statements.
                                          F-8

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business
    --------

     Nyer Medical Group, Inc. (Company or Nyer or Parent) a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

     The Company is controlled by Nyle International Corp.

     Pharmacies. The chain of pharmacies, 80% owned by the Company are located in the suburban Boston, Massachusetts area.

     Medical. The medical segment is engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England, Florida and worldwide via the Internet. There are also operations in Henderson, Nevada.

     Corporate. Salaries of the officers of the holding company are included in this segment as well corporate expenses such as reporting costs, accounting and legal fees. This segment includes discontinued operations. Due to declining sales and continuing losses, the fire and police segment, was discontinued in fiscal 2004. Nyer Nutritional Systems, Inc., discontinued its operations in fiscal 2002.

2. Summary of significant accounting policies
   ------------------------------------------

    Principles of consolidation
    ---------------------------

     The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. All inter-company transactions have been eliminated in consolidation.

    Use of estimates
    ----------------

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

    Cash and cash equivalents
    -------------------------

     The Company considers cash and investments with original maturities of three months or less when purchased to be cash and cash equivalents.

    Inventories
    -----------

     Inventories consist primarily of pharmaceuticals and medical equipment and supplies. Pharmacy inventories are at last-in, first-out method (LIFO). The balance of the inventories are stated at the lower of cost (first-in, first-out method) or market.

    Property, plant and equipment
    -----------------------------

     The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on the accelerated method of income tax purposes.

                                    continued
                                       F-9

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued
   ------------------------------------------

    Goodwill and other intangible assets
    ------------------------------------

     Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", the Company no longer amortizes goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives.

    Impairment of long-lived assets
    -------------------------------

     Property, plant, and equipment and amortizable intangible assets are reviewed for impairment in the fourth quarter and whenever events or circumstances indicate the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related assets or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. No impairments were recognized in the years ended June 30, 2004, 2003 and 2002.

    Fair value of financial instruments
    -----------------------------------

     The carrying values of cash and cash equivalents, receivables, payables and debt maturing within one year contained in the consolidated balance sheets approximate fair value. The carrying values and estimated fair values for long-term debt, based on quoted market rates of financial instruments were approximately the same. The difference was immaterial.

    Revenue recognition
    -------------------

     For all pharmacy sales other than third party pharmacy sales and those described below, the Company recognizes revenue from the sale of merchandise at the time of the sale. For third party pharmacy sales, revenue is recognized at the time the prescription is filled. The Company records third-party revenues and related receivables, net of provisions for contractual and other adjustments. The Company's estimates of uncollectible amounts are based on its historical collection experience and current economic and credit conditions.

    The Company also recognizes revenue from non-cash transactions wherein the pharmacy segment dispenses pharmaceuticals provided to non-profit organizations through certain governmental programs treating needy patients. The Company receives a dispensing fee, a percentage of the costs of the medication and the replacement of the pharmaceuticals. Because the cash received is less than 25% of the transaction, the Company accounts for these transactions as non-monetary in accordance with Accounting Principals Board Opinion 29. The Company records the gain on these transactions to the extent that the amount of the monetary receipt exceeds a proportionate share of the recorded amount of the asset surrendered. The Company is in the process of changing the method for reporting revenues for contracts with PACE by moving from a replenishment model to segregated inventory where fees are recorded as revenues.

     For other than pharmacy and third party sales, the Company recognizes revenue on the sale of its goods and services, net of estimated costs of returns, allowances and sales incentives, when the products are shipped to customers. The Company generally

                                 continued
                                   F-10

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued
   ------------------------------------------

    Revenue recognition, continued
    -------------------

sells its products on open accounts under credit terms customary to the industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to secure its customers receivables.

    Vendor Rebates and Allowances
    -----------------------------

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

    Shipping and handling costs
    ---------------------------

     The cost of shipping and handling to customers by the Company is classified as warehouse and delivery expenses. The costs of shipping and handling including payments to third parties, were approximately $774,500, $701,100 and $542,000 for the years ended June 30, 2004, 2003 and 2002.

    Advertising
    -----------

     Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, were approximately $661,000, $503,000 and $161,000 for the years ended June 30, 2004, 2003 and 2002.

    Income taxes
    ------------

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

    Earnings per share
    ------------------

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued
   ------------------------------------------

    Earnings per share, continued
    ------------------

for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. In 2004, common stock equivalents were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive.

    Operating segments
    ------------------

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

    Recent Accounting Pronouncements
    --------------------------------

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company adopted this Interpretation on July 1, 2003 and did not have an effect on the consolidated financial statements.

     In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this standard on July 1, 2003, and did not have an impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30,

                                    continued
                                      F-12

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies, continued
   ------------------------------------------

    Recent Accounting Pronouncements  continued,
    --------------------------------

2003. Adoption of SFAS 133 did not have an effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronounce-ments, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement was effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

3.  Going Concern and Management's Plans
    ------------------------------------

     The Company has guaranteed certain obligations from its discontinued operations, and the Company had a loss in its medical and corporate segments in recent years and has a cash flow deficiency in these segments for the year ended June 30, 2004. The continued existence of the Company and specifically, the medical and corporate segments, is dependent upon the medical segment obtaining profitability, up streaming funds from its Pharmacy segment or raising capital. The Company's Pharmacy subsidiary, has an operating agreement with the Parent which includes cash management. The minority shareholders have declined to provide the Parent with sufficient cash to sustain its present operations and fund the medical segment, if necessary. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   In order to increase working capital in the medical and corporate segments, a Company subsidiary has, subsequent to year end, obtained a line of credit from a bank in the amount of $300,000, collaterized by the property owned by the subsidiary and such line of credit is also guaranteed by the Company.
                                      continued
                                        F-13

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern and Management's Plans, continued
   ------------------------------------

     Management's plan to return to profitability includes: 1) revamping management at the corporate and medical segments, 2) instituting cost cutting measures to reduce and control general and administrative costs; and 3) consolidating certain entities to reduce costs.

     There is no assurance that management's business plan will be successful or that the Company will achieve profitability. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

D.A.W. Agreement

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders or the Company. The fifth seat on the board is vacant.

     As part of this agreement, the Company and the minority shareholders shall not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     The agreement also provides for the operations of the subsidiary, including cash management, to be managed by the minority shareholders. The minority shareholders have declined to provide the parent company with sufficient cash to sustain its present operations and fund the medical segment, if necessary.

     Additionally, at such time that the Company has caused any or all of the minority shareholders of D.A.W. to be no longer employed by D.A.W., the employee or employees shall have the right to require the Company to purchase all or any portion of such employee's shares of D.A.W., and such minority shareholders also possess certain rights of first refusal and co-sale rights with respect to proposed sales of stock by the Company, according to certain terms and conditions.

4.  Inventories
    -----------

Inventories consisted of the following at June 30:

                                      2004               2003
                                      ----               ----
      Pharmacies                    $5,614,842         $5,137,934
      Medical                          762,601          1,016,536
                                     6,377,443          6,154,470
      Less LIFO reserves              (702,893)          (574,868)
                                    ----------         ----------
                                    $5,674,550         $5,579,602
                                    ==========         ==========

                                        continued
                                             F-14

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories, continued
    -----------

     The Company uses the last-in, first-out ("LIFO") method of accounting for its pharmacy inventories. At June 30, 2004 and 2003, inventories were $702,893 and $574,868, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The LIFO charge was $128,025, $83,353 and $137,158 for the years ended June 30, 2004, 2003 and 2002, respectively.

     The pharmacies have executed an agreement with its major supplier to purchase pharmaceuticals for a period of five years. Payment for merchandise delivered is secured by a first priority interest in all of the pharmacy's assets. The pharmacies have committed to purchase at least $2,000,000 monthly from this supplier. If the pharmacy's relationship with this supplier was disrupted, the pharmacies might have difficulty filling prescriptions, which would negatively impact the business.

5. Property, plant and equipment
   -----------------------------

Property, plant and equipment consisted of the following at June 30:

                                                                 Estimated
                                   2004            2003          lives
                                   ----            ----          -----
  Land                          $   92,800     $   92,800         -
  Building                         658,566        646,516      15 years
  Leasehold improvements         1,320,633      1,025,591      10 years
  Machinery and equipment           43,506         44,225      3-10 years
  Transportation equipment         264,498        250,430      3-5 years
  Office furniture, fixtures
   and equipment                 1,087,651      1,013,386      2-10 years
                                ----------     ----------
                                 3,467,654      3,072,948
  Less accumulated
   depreciation                 (2,102,878)    (1,803,638)
                                ----------     ----------
                                $1,364,776     $1,269,310
                                ==========     ==========

    Depreciation expense was $393,698, $333,433 and $342,533 for the years ended June 30, 2004, 2003 and 2002.

6. Goodwill and other intangibles
   ------------------------------

     FASB Statement 142, "Goodwill and Other Intangible Assets", requires that goodwill be tested for impairment at least annually. Based on the Company's annual review in the fourth quarter, no impairment charges have been recorded. The following tables show the reported net (loss) income and (loss) income per share for the years ended June 30, 2004, 2003 and 2002, reconciles them to the adjusted net (loss) income and (loss) income per share had the non-amortization provisions of Statement 142 been applied in those periods ended June 30:

                                     2004          2003         2002
                                     ----          ----         ----
Reported net (loss) income        $(425,220)    $ 499,137    $ 242,814
Plus goodwill amortization                -             -       12,000
                                  ---------     ---------    ---------
As adjusted                       $(425,220)    $ 499,137    $ 254,814
                                  =========     =========    =========

                                         continued
                                             F-15

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and other intangibles, continued
   ------------------------------

                                     2004          2003         2002
                                     ----          ----         ----
Reported (loss) income per
 share                            $    (.11)    $     .13    $     .06
Plus goodwill amortization                -             -          .01
                                  ---------     ---------    ---------
As adjusted                       $    (.11)    $     .13    $     .07
                                  =========     =========    =========

    The following is a summary of other intangible assets:

                         Weighted Average
     June 30, 2004          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net

       Prescription lists         15     $  528,000      $189,050      $338,950
       Non-compete agreements    3.67       750,100       539,977       210,123
                                         ----------      --------      --------
           Totals                        $1,278,100      $729,027      $549,073
                                         ==========      ========      ========
                         Weighted Average
     June 30, 2003          Amortization               Accumulated
                            Period (years)   Cost      Amortization      Net

       Prescription lists         15     $  528,000      $154,274      $373,726
       Non-compete agreements    3.67       750,100       457,545       292,555
                                         ----------      --------      --------
           Totals                        $1,278,100      $611,819      $666,281
                                         ==========      ========      ========

     During the year ended June 30, 2003, the Company purchased prescription lists and non-compete agreements for $390,000. The non-compete agreements are amortized over 5 years and the prescription lists over 15 years. Amortization expense of intangible assets was approximately $117,200, $73,300 and $108,400 for the years ended June 30, 2004, 2003 and 2002.

     Based on the balance of intangible assets at June 30, 2004, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                            Year Amortization amount
                            ------------------------
                      2005                $100,000
                      2006                  83,000
                      2007                  83,000
                      2008                  71,000
                      2009                  35,000

7. Related party transactions
   --------------------------

    Advances due from related companies consisted of cash advances made to Nyle Interest is charged at 9% annually. The balance at June 30, 2004 was $0 as compared to a balance of $44,858 at June 30, 2003. This was paid in full in March 2004.

                                       continued
                                         F-16

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Debt
    ----

    Long-term debt consisted of the following at June 30:

                                                      2004          2003
                                                      ----          ----
  Mortgage payable in equal monthly installments
   of $4,675 including interest at 8 1/4%
   collateralized by land and building, with a
   net book value of $265,960, due in  March 2008.  $ 90,720      $152,284

  Note payable in equal monthly installments
   of $4,999, including interest at 7%. The note
   will mature in July 2004, collateralized by
   pharmacy inventory.                                 4,970        62,405

  Note payable in equal monthly install- ments of
   $2,778 plus interest on the unpaid balance at 6%.
   The note will mature in February 2005, and is
   collateralized by pharmacy inventory.              22,223        55,556

  Note payable in equal monthly installments of
   $2,437 plus interest on the unpaid balance at 6%.
   The note will mature in February 2005, and is
   collateralized by pharmacy inventory.              19,500        48,749

  Note payable in equal monthly installments of
   $4,000 plus interest on the unpaid balance at 5%.
   The note will mature in April 2008, and is
   collateralized by pharmacy inventory.             184,000       232,000

  Note payable in equal monthly installments of
   $4,167 plus interest on the unpaid balance at 6%.
   The note will mature in June 2006, and is
   collateralized by pharmacy inventory.             100,000       150,000

   Notes payable due in various install-
    ments at rates ranging up to 8%,
    collateralized by equipment
    and vehicles.                                      2,229         8,916
                                                   ---------      --------
     Total debt                                      423,642       709,910
        Less current portion                         213,523       291,485
                                                   ---------      --------
                                                   $ 210,119     $ 418,425
                                                   =========     =========

continued
                                          F-17

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt, continued
   ----

     At June 30, 2004, the following are the maturities of long-term debt for each of the next five years:

                     2005                               $  213,523
                     2006                                  122,119
                     2007                                   48,000
                     2008                                   40,000
                     2009                                        -
                                                        ----------
                                                        $  423,642
                                                        ==========

 9. Discontinued operations
    -----------------------

     Our discontinued operations consist of wholesale and retail sale of equipment and supplies to emergency medical services, fire departments and police departments (fire and police segment).

     During fiscal 2004, the Company reevaluated the declining sales and continuing losses for this segment and closed all locations. The segment has been accounted for as discontinued operations and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     The results of operations for Nyer Nutritional have been reported as discontinued operations for all periods presented through fiscal 2002.

     The following table shows assets and liabilities for the fire and police segment of discontinued operations for the years ended June 30:

                                              2004          2003
                                              ----          ----
   Accounts receivable, net                $ 42,914       $188,656
   Inventory, net                            39,212        299,396
   Prepaid expenses and other
     current assets                          77,598         12,891
   Fixed assets, net                            910         38,478
                                           --------       ---------
       Total assets                        $160,634       $539,421
                                           ========       ========
   Current portion, note payable
     due to related party                  $157,543       $196,263
   Accounts payable                         313,539        347,112
   Accrued expenses and other
     liabilities                             84,474         58,786
                                           --------       --------
       Total liabilities                   $555,556       $602,161
                                           ========       ========

     The note payable due related party of $157,543 relates to the purchase of a discontinued subsidiary's inventory. There is a continuing dispute with the note holder as to the amount owed. The above balance is the Company's estimate which includes unpaid principal and interest at 7% and payments made on behalf of the note holder. Subsequent to year end, the note holder has demanded payment of $233,157, plus accrued interest. The Company intends to attempt settlement or vigorously litigate this matter.

                                          continued
                                              F-18

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Discontinued operations, continued
   -----------------------

     The following table shows a comparison of sales, gross profit margins, selling, general and administrative expenses, interest expense, interest income for the fire and police segment of discontinued operations for the years ended June 30:

                              2004          2003         2002
                              ----          ----         ----
Sales                     $1,424,432   $2,926,823   $4,225,596
Cost of goods sold        $1,214,915   $2,216,175   $3,407,735
Selling, general and
 administrative expenses  $   548,429  $  955,049   $1,111,464
Interest expense          $    21,985  $   10,489   $    1,340
Interest income           $      (562) $        -   $        -

     In March 2004, one entity sold inventory and fixed assets for $88,500. The balance at June 30, 2004 was $77,598. The note is secured by the inventory and fixed assets conveyed in the sale.

10.  Employee Benefit Plan
     ---------------------

     The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) ("Employee Plan") of the Internal Revenue. Participants may elect to contribute up to 20% of their eligible compensation, as defined. Also, the Company will make certain matching contributions. The Company's matching contribution to the 401(k) plan was $139,171, $124,555 and $96,046 for the years ended June 30, 2004, 2003 and 2002, respectively.

11.  Income taxes
     ------------

     The provision for income taxes from continuing operations is as follows for the years ended June 30:
                                        2004       2003         2002
                                        ----       ----         ----
  Current tax expense (benefit):
      Federal                        $(34,000)   $  20,000    $      -
      State                            94,247      167,800     119,000
                                     --------    ---------    --------
                                     $ 60,247    $ 187,800    $119,000
                                     --------    ---------    --------
  Deferred tax (benefit):
      Federal                        $ 34,000    $(185,000)   $      -
      State                                 -            -           -
                                     --------    ---------    --------
                                     $ 34,000    $(185,000)   $      -
                                     --------    ---------    --------
                                     $ 94,247    $   2,800    $119,000
                                     ========    =========    ========

     A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows for the years ended June 30:

                                   2004         2003         2002
                                   ----         ----         ----
Statutory federal income tax
  rate                             (34%)          34%          34 %
Increase (decrease) in taxes
  resulting from:
  State tax, net of federal
    tax effect                     (22%)           7%           6%
  Utilization of NOL                34%          (41)%        (14)%
                                   ---           ---          ---
Effective income tax rate          (22%)           - %         26%
                                   ====          ===          ===

                                       continued
                                          F-19

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income taxes, continued
    ------------

     The tax effect of temporary differences that gives rise to significant portions of deferred taxes is as follows for the years ended June 30:

                                     2004         2003          2002
                                     ----         ----          ----
Deferred tax assets:

   Net operating losses            $ 134,000   $ 185,000   $   565,000
   Accounts receivable allowances    157,000     125,000       188,000
   Inventory                         179,000     173,000       118,000
   Depreciation                      158,000      86,000        68,000
   Intangibles                       181,000     224,000       315,000
   Other                              10,000           -             -
                                     819,000     793,000     1,254,000
Less valuation allowance            (668,000)   (608,000)   (1,254,000)
                                   ---------   ---------   -----------
    Net deferred tax assets        $ 151,000   $ 185,000   $         -
                                   =========   =========   ===========

     At June 30, 2004, the Company had remaining net operating loss (NOL) carryforwards of approximately $393,000 available to offset future taxable income. The NOL carryforwards will begin to expire in 2019. In addition, the Company has alternative minimum tax credit carryforwards of $10,812.

     At June 30, 2004, the Company concluded that it is more likely than not that it will utilize the carryforwards and certain other deferred tax assets. Based on available evidence, it is uncertain when the Company will utilize the other deferred tax assets, principally timing difference relating to allowances, depreciation and intangible assets; and, therefore it is more likely than not that the timing difference will not be utilized and a valuation allowance has been provided.

12. Shareholders' equity
    --------------------

     Class A preferred stock

     Total authorized and outstanding shares are 2,000, par value $.0001. Each share has voting rights equal to 1,000 shares of common stock on all matters at which common shares are entitled to vote. In July 2004, the Company increased its authorized shares to 5,000.

     Class B preferred stock

     Total authorized shares are 2,500,000, par value $.0001. There are 1,000 outstanding. Each share has voting rights equal to 2,000 shares of common stock on all matters requiring a vote of the common and preferred shareholders.

     Common stock

     Total authorized shares are 10,000,000, par value $.0001. There are 3,784,962 total outstanding shares. In July 2004, the Company increased its authorized shares to 25,000,000.

     In fiscal 2003, the Company issued 30,000 shares of common stock as payment of a liability. These shares were valued at the market price of $54,600.
                                   continued
                                      F-20

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Shareholders' equity, continued
    --------------------

     Treasury stock

     In fiscal 2003, the Company purchased 2,000 shares of its common stock for $2,324. In 1998, the Company purchased 12,100 shares of its common stock for $52,249. In May 2004, the Company retired the 14,100 shares of treasury stock.

     Stock options and warrants

     In 1997, for services provided, the Company issued warrants to a third party to purchase 20,000 shares of common stock of the Company at an exercise price of $14.75 per share, which will expire in October, 2004. The warrants have not been exercised.

     In October 1999, the Company issued 150,000 stock options to a third party in connection with consulting services provided. The consulting agreement expired September 30, 2001. The Company is currently on a month-to-month consulting agreement. The Company recorded an expense of $368,750, equal to the estimated fair market value of the options at the date of grant.

     In December 2003, the 150,000 stock options were restructured to include a ten-year term and a repricing at $1.71 per share. The fair value of the options in December 2003 was $179,000 and did not require any additional charge to expense because the value was less than the value of the cancelled options. The options have registration rights with respect to any shares of common stock issuable upon exercise of options.

     In October 1999, the Company granted its President, 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested in October 1999, with the remaining having vested in October 2000. None of the options have been exercised. The non-qualified options expire in October 2009.

13. Stock options plans
    -------------------

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

13. Stock option plans, continued
    ------------------

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

     Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net (loss) income and net (loss) or income per share would have been charged to the pro forma amounts indicated below for the years ended June 30:

                                   2004           2003          2002
                                   ----           ----          ----
   Net (loss) income:
     As reported                 $(425,220)     $ 499,137     $ 242,814
                                 =========      =========     =========
     Pro forma                   $(480,879)     $(794,340)    $(257,978)
                                 =========      =========     =========
   Basic and diluted (loss) earnings per share:

     As reported                 $   (.11)      $     .13     $     .06
                                 ========       =========     =========
     Pro forma                   $   (.13)      $    (.21)    $    (.07)
                                 ========       =========     =========

     The weighted average grant date fair market value for options granted was $2.46, $1.70, and $2.70 for the years ended June 30, 2004, 2003 and 2002.

    The fair value of stock options in the pro forma accounts for the years ended June 30, 2004, 2003 and 2002 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        2004     2003     2002
                                        ----     ----     ----
            Risk-free interest           3.6%      2.6%     4.3%
            Dividend yield                 0%        0%       0%
            Expected volatility          112%      111%     110%
            Expected life (years)          5         5        5

                                        continued
                                           F-22

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock option plans, continued
    ------------------



     The following table summarizes stock options outstanding and exercisable at June 30, 2004:
                       Outstanding stock options       Exercisable stock options
                           Weighted                        Weighted
                            average      Weighted           average     Weighted
    Exercise                remaining    average            remaining   average
    price                  contractual  exercise           contractual exercise
    range             Shares    life      price       Shares     life    price

    $ 1.29-$1.71      770,000    9.5      $ 1.69      756,000     9.5    $ 1.70
    $ 2.10-$3.57       84,000    3.9      $ 2.80       76,000     3.9    $ 2.80
    $ 4.75 $6.88      638,600    7.8      $ 6.17      638,600     7.8    $ 6.19
    $16.75             36,000    4.3      $16.75       36,000     4.3    $16.75



     A summary of changes in common stock options for the years ended June 30 is as follows:

                    2004                      2003                     2002
                       Weighted average          Weighted average  Weighted average
              Shares   exercise price   Shares   exercise price   Shares exercise price

Outstanding
 at the
 beginning
 of the year  1,569,600       $4.05       783,600      $6.30       809,600   $6.30
Granted          24,000        3.01       794,000       1.69        64,000    2.70
Canceled        (65,000)       4.46        (8,000)      3.01       (90,000)   3.70
              ---------       -----     ---------      -----       -------   -----
Outstanding
 at the end
 of the year  1,528,600       $4.01     1,569,600      $4.05       783,600   $6.30
              =========       =====     =========      =====       =======   =====


14. Earnings per share
    ------------------

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock for the years ended June 30:

                                     2004         2003         2002
                                     ----         ----         ----
Weighted average number of
 common shares used in
 basic EPS                        3,784,962     3,758,026    3,755,862
Stock options                             -         1,235        2,362
                                  ---------     ---------    ---------
Weighted average number of
 common shares used in
 diluted EPS                      3,784,962     3,759,261    3,758,224
                                  =========     =========    =========

     If the Company had net income in 2004, incremental shares attributable to the exercise of outstanding stock options would have increased diluted shares outstanding by 214,231 shares.
                                           continued
                                             F-23

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Significant concentrations
    --------------------------

     No single customer or health plan contract accounted for more that 25% of the Company's total revenues during the years ended June 30, 2004, 2003 and 2002. The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2004, the top five third-party payors accounted for approximately 69% of the Company's total sales, the largest of which represented 25% of total sales. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

     During the year ended June 30, 2004, the pharmacies purchased inventory from a single supplier, amounting to $36.1 million or 86% of total inventory purchased, under a contract expiring February 2007. With limited exceptions, the pharmacies have contracted to purchase all of its branded pharmaceutical products from this supplier. If the Company's relationship with this supplier was disrupted, the pharmacies could have temporary difficulty filling prescriptions, which could negatively impact the business.

     During the year ended June 30, 2003, the pharmacies purchased inventory from a single supplier, amounting to $31.5 million or 80% of total inventory purchased, under a contract expiring February 2007. During the year ended June 30, 2002, the pharmacies purchased inventory from a single supplier amounting to $15.4 million or 37% of total inventory purchased.

     During the year ended June 30, 2004, the Company maintained cash balances in excess of the Federally insured limits. The funds are with major money center banks. Consequently, the Company does not believe that there is a significant risk in having these balances in excess of the Federally insured limits. The cash balance at June 30, 2004 was $1,072,275 and $1,158,634 at June 30, 2003.

16. Commitments and Contingencies
    -----------------------------

     Employment agreements
     ---------------------

     The minority shareholders of D.A.W. have employment agreements expiring in August 2006. The agreement was extended for an additional five years in 2001. Effective January 2002, their base annual salary was $120,000. Effective
August 2004, their base annual salary was increased to $140,920.

     Each are also provided full insurance coverage on the employee's vehicle and a vehicle allowance with an annual cost of $6,000 and each also receives life-insurance coverage in the aggregate amount of $800,000, including a separate single policy in the amount of $300,000, which the employee's designee will be the owner and beneficiary. The current employment agreements contain a six month non-compete provision commencing on the date of termination.

     Operating leases
     ----------------

     The Company rents office and warehouse space with varying lease expiration dates through May of 2010. Generally, the leases have options to extend the

                                            continued
                                              F-24

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies, continued
    -----------------------------

lease terms. Five of the locations have renewable lease options. Total rent expense was $966,194, $874,429 and $711,175 for the years ended June 30, 2004, 2003 and 2002.

     Future minimum lease payments at June 30 are as follows:

                    2005                       $  904,631
                    2006                          813,488
                    2007                          611,816
                    2008                          483,032
                    2009                          398,991
                    Thereafter                    124,926
                                               ----------
                                               $3,336,884
                                               ==========

      Legal proceedings
      -----------------

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business. Currently, the Company has been threatened with legal proceedings. The Company believes an adverse outcome of any proceedings, individually or in the aggregate could have a material effect on its business, financial condition and results of operations. Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

17. Business segments
    -----------------

     The Company had two business segments for years June 30, 2004, 2003, and 2002: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the years ended June 30:

                                   2004          2003          2002
                                   ----          ----          ----
Net Sales
     Pharmacies                 $53,220,507   $47,778,600   $40,686,119
     Medical                      8,466,751     9,193,894     9,188,343
                                -----------   -----------   -----------
                                $61,687,258   $56,972,494   $49,874,462
                                ===========   ===========   ===========

                                    2004          2003          2002
                                    ----          ----          ----
Operating (loss) income
     Pharmacies                 $ 1,217,442   $ 1,684,680   $ 1,148,305
     Medical                       (344,043)      (42,439)       31,523
     Corporate                     (648,780)     (640,307)     (544,412)
                                -----------   -----------   -----------
                                $   224,619   $ 1,001,934   $   635,416
                                ===========   ===========   ===========


                                          continued
                                            F-25

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Business segments, continued
    -----------------

                                    2004          2003          2002
                                    ----          ----          ----
Identifiable assets
     Pharmacies                 $11,321,180   $10,484,581   $ 8,288,119
     Medical                      1,996,010     2,534,109     2,926,644
     Corporate                      535,744     1,281,755     2,349,740
                                -----------   -----------   -----------
                                $13,852,934   $14,300,445   $13,564,503
                                ===========   ===========   ===========

                                   2004         2003          2002
                                   -----        ----          ----
Capital expenditures
     Pharmacies                 $   458,525   $   247,684   $   287,916
     Medical                         26,857        41,221        66,449
     Corporate                            -         1,898           525
                                -----------   -----------   -----------
                                $   485,382   $   290,803   $   354,890
                                ===========   ===========   ===========

                                   2004         2003          2002
                                   ----         ----          ----
Depreciation and Amortization
     Pharmacies                 $   426,479   $   327,661   $   296,650
     Medical                         83,619        77,635       150,182
     Corporate                          808         1,419         4,132
                                -----------   -----------   -----------
                                $   393,698   $   406,715   $   450,964
                                ===========   ===========   ===========

                                   2004         2003          2002
                                   ----         ----          ----
Interest expense
     Pharmacies                 $    24,919   $    17,362   $    15,591
     Medical                         12,940        23,903        21,321
     Corporate                            -             -             -
                                -----------   -----------   -----------
                                $    37,859   $    41,265   $    36,912
                                ===========   ===========   ===========

                                   2004         2003          2002
                                   ----         ----          ----
Interest income
     Pharmacies                 $    24,957   $    18,487   $    24,306
     Medical                         19,574        23,282        21,014
     Corporate                        1,121         6,867        18,558
                               ------------   -----------  ------------
                                $    45,652   $    48,636  $     63,878
                                ===========   ===========  ============


                                           continued
                                             F-26

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Selected quarterly data (unaudited):

          2004                    First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                 -------      -------      -------      -------
 Net sales                      $15,241,923  $15,819,684  $15,056,570  $15,569,081
                                -----------  -----------  -----------  -----------
 Gross profit                   $ 3,390,495  $ 3,219,699  $ 3,303,808  $ 3,422,327
                                ===========  ===========  ===========  ===========
 Income (loss) from
  continuing operations         $   219,922  $    49,899  $   (77,397) $  (247,050)
                                ===========  ===========  ===========  === =======
 Net loss from discontinued
  operations                    $   (37,461) $   (27,192) $   (15,343) $  (290,598)
                                ===========  ===========  ===========  ===========
 Net income (loss)              $   182,461  $    22,707  $   (92,740) $  (537,648)
                                ===========  ===========  ===========  ===========
Basic and diluted income (loss) per share:
  Continuing operations         $       .06  $       .01  $      (.02) $     (.06)
                                ===========  ===========  ===========  ===========
  Discontinued operations              (.01)        (.01)         .00        (.08)
                                ===========  ===========  ===========  ==========
  Net income (loss) per share   $       .05  $       .00  $      (.02) $     (.14)
                                ===========  ===========  ===========  ==== =====


          2003                    First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                 -------      -------      -------      --------
 Net sales                      $13,622,974  $14,320,495  $14,609,781  $14,419,244
                                -----------  -----------  -----------  -----------
 Gross profit                   $ 2,887,773  $ 3,106,748  $ 2,985,387  $ 3,552,967
 Income (loss) from             ===========  ===========  ===========  ===========
  continuing operations         $   231,618  $   152,280  $    14,665  $   347,877
 Net loss from discontinued     ===========  ===========  ===========  ===========
  operations                    $   (65,950) $   (68,930) $   (79,734) $   (32,689)
                                ===========  ===========  ===========  ===========
 Net income (loss)              $   165,668  $    83,350  $   (65,069) $   315,188
                                ===========  ===========  ===========  ===========
Basic and diluted income (loss) per share:
  Continuing operations         $       .06  $       .04  $       .01  $       .09
                                -----------  -----------  -----------  -----------
  Discontinued operations              (.02)        (.02)        (.03)         .00
                                -----------  -----------  -----------  -----------

  Net income (loss) per share   $       .04  $       .02  $      (.02) $       .09
                                ===========  ===========  ===========  ===========

          2002                    First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                 -------      -------      -------      -------
 Net sales                      $11,461,701  $14,320,495  $12,593,497  $11,498,769
                                -----------  -----------  -----------  -----------
 Gross profit                   $ 2,397,490  $ 2,452,047  $ 2,537,319  $ 3,050,517
                                ===========  ===========  ===========  ===========
 Income (loss) from
  continuing operations         $   235,477  $   225,346  $   174,375  $   (51,304
                                ===========  ===========  ===========  ===========
 Net loss from discontinued
  operations                    $   (32,042) $   (77,877) $  (119,684) $  (111,477
                                ===========  ===========  ===========  ===========
 Net income (loss)              $   203,435  $   147,469  $    54,691  $  (162,781
                                ===========  ===========  ===========  ===========
Basic and diluted income (loss) per share:
  Continuing operations         $       .06  $       .06  $       .05  $      (.02)
                                -----------  -----------  -----------  -----------
  Discontinued operations              (.01)        (.02)        (.03)        (.03)
                                -----------  -----------  -----------  -----------
  Net income (loss) per share   $       .05  $       .04  $       .02  $      (.05)
                                ===========  ===========  ===========  ===========
                                           continued
                                              F-27


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

Year ended June 30
  2004:

Allowance for
 doubtful accounts    $  318,352     $ 146,648       $     -     $  (4,000)    $ 461,000
                      ==========     =========       ========    =========     =========
Allowance for
 doubtful accounts-
 discontinued
 operations           $   50,000     $       -       $     -     $ (50,000)    $       -
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence         $   98,000     $ 188,025       $     -     $             $ 286,025
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations           $  220,000     $ 185,000       $     -     $(205,000)    $ 200,000
                      ==========     =========       =======     =========     =========

Year ended June 30
  2003:

Allowance for
 doubtful accounts    $  409,923     $  91,745       $     -     $(183,316)    $ 318,352
                      ==========     =========       =======     =========     =========
Allowance for
 doubtful accounts-
 discontinued
 operations           $   60,000     $       -       $     -     $ (10,000)    $  50,000
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence         $   80,000     $  18,000       $     -     $             $  98,000
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations           $  215,000     $   5,000       $     -     $       -     $ 220,000
                      ==========     =========       =======     =========     =========



                                          continued
                                            F-28





                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          continued,

                                     Additions     Additions
                      Balance at     Charged to    Charged to  Deductions     Balance at
                      Beginning of   Costs and     Other       for payments   End of
                      Period         Expenses      Accounts    or Write-offs  Period

Year ended June 30
  2002:

Allowance for
 doubtful accounts    $  273,339     $ 157,135       $     -     $ (20,551)    $ 409,923
                      ==========     =========       =======     =========     =========
Allowance for
 doubtful accounts-
 discontinued
 operations           $   75,000     $       -       $     -     $ (15,000)    $  60,000
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence         $   60,000     $  20,000       $     -     $             $  80,000
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations           $  360,000     $       -       $     -     $(145,000)    $ 215,000
                      ==========     =========       =======     =========     =========
Period ended June
  30, 2001:

Allowance for
 doubtful accounts    $  197,757     $  78,737       $     -     $  (3,155)    $ 273,339
                      ==========     =========       =======     =========     =========
Allowance for
 doubtful accounts-
 discontinued
 operations           $   40,000     $  35,000       $     -     $       -     $  75,000
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence         $  331,862     $       -       $     -     $(271,862)    $  60,000
                      ==========     =========       =======     =========     =========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations           $  356,000     $   4,000       $     -     $       -     $ 360,000
                      ==========     =========       =======     =========     =========

  The FASB 109 Valuation Allowance has been omitted because such information is disclosed in note 11 to the Consolidated Financial Statements.


                                          continued
                                            F-29

ITEM 9B.  Other Information.

          Not applicable.

ITEM 10. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

          There were no disagreements with the Accountants.

ITEM 10A.  Controls and Procedures.

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is operating in an effective manner.


     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                             PART III

ITEM 11.  Directors and Executive Officers of the Registrant.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age      Position
          ----                          ---      --------

          Samuel Nyer                    79      Chairman of the Board,
                                                 Vice-President-Mergers
                                                 and Acquisitions and Director

          Karen L. Wright                42      President, Treasurer, Vice-
                                                 President-Finance,
                                                 Vice-President-Operations,
                                                 and Assistant Secretary

          Mark Dumouchel                 44      Director

          Donald C. Lewis, Jr.           66      Director

          John Milledge                  42      Director

          Kenneth L. Nyer, M.D.          46      Director

          M. Randolph Prince 62 Director

          James Schweiger                69      Director

     Mr. Samuel Nyer resigned from the position of President and Secretary effective September 24, 2004 and now holds the positions Chairman of the Board, Vice-President of Mergers and Acquisitions and Director.

Mr. Stanley Dudrick was not renominated.

     Mr. Donald Nicholson filled Mr. Dudrick's vacancy in December 2003. In May 2004, Mr. Nicholson resigned as director due to lack of time and availability necessary to perform his duties an independent director.

     The minority shareholders filled their vacancy on the Board in March of 2004 with Mr. Mark Dumouchel.

     The Company's Board of Directors is divided into three classes of directors. Messrs. Milledge and Dr. Nyer's term expires in 2004, Messrs. Lewis, Nyer, Prince and Schweiger's term expires in 2005. Mr. Dumouchel's term expires in 2006. There is one vacancy.

     Samuel Nyer has been chairman of the board and a director of the Company since December 1991. Mr. Nyer resigned as President and Secretary in September 2004. He previously held these positions since December 1991. He also resigned as director of the board of directors of each of the Company's subsidiaries in September 2004 with the exception of D.A.W.. Since September 2004, Mr. Nyer has been Vice-President of Mergers and Acquisitions. Since 1985, Mr. Nyer has been chairman of the board of Nyle, a manufacturer of drying equipment. Nyle, a publicly held corporation, is the Company's principal shareholder, which Mr. Nyer controls. Mr. Nyer has interests in a number of small businesses in the Bangor, Maine area.

     Karen L. Wright has been President of the Company and subsidiaries, with the exception of D.A.W., since September 2004. She has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997 and vice-president of operations since 2001. She served on the Board from April 1997 to September 2001. She has been the Company's chief operating office since October 2001. She has been a director of Nyle since 1998. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time, Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

     Mark Dumouchel has been a director of the Company since March 2004. He has been President and Director of the Company's 80% owned subsidiary, D.A.W., Inc., since 1990. He is a registered pharmacist in the State of Massachusetts and has over 28 years experience working in and running pharmacies. Mr. Dumouchel received his Bachelors of Science Degree in Pharmacy from Massachusetts College in 1982, and his Masters of Business Administration from Babson College in 1984.

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

     James J. Schweiger has been a director since January 2002. Mr. Schweiger is also chairman of the Audit Committee. Mr. Schweiger is currently President and CEO of James J. Schweiger Financial Consultants, Orlando Florida. From 1969 to 1986, Mr. Schweiger was a Managing Partner in the CPA firm of KPMG Main Hurdman in charge of the Ft. Lauderdale/Miami Florida office, Northeastern Regional

Managing Partner and later served as the Southern Area Director. From 1980 to 1985 he served on the Company's Policy Board and Management Committee. He was previously a Board member of AICPA on accounting for real estate transactions. From 1989 to 1992 Mr. Schweiger served as Treasurer/Director on the EASE Foundation Board (a charitable foundation in Davie Florida). Mr. Schweiger graduated from Duquesne University, Pittsburgh, Pa in 1961 with a BS degree in Business Administration.

   Delinquent Filings
   ------------------

    No person who, during the fiscal year ended June 30, 2004, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year.

    Limited Liability of Directors
    ------------------------------

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

     Audit Committee Financial Experts
     ---------------------------------

     The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and Nasdaq requirements. The members of the Audit Committee are James Schweiger, M. Randolph Prince and John Milledge.

     The Board of Directors has determined that the Company has two "audit committee financial experts" serving on its Audit Committee, as that term is defined in Item 401 (h)(2) of Regulation S-K, namely James Schweiger and M. Randolph Prince. All of the members of the Audit Committee, including Messrs. Schweiger and Prince, are independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

     Code of Ethics
     --------------

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The code of ethics, which the Company calls its Code of Conduct and Ethics Policy, is filed as an exhibit to this annual report on Form 10-K. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

ITEM 12.  Executive Compensation.

     The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the years ended June 30, 2004, 2003 and 2002 and the six months ended June 30, 2001. No other executive officer received compensation exceeding $100,000 during the years ended June 30, 2004, 2003 and 2002 and for the six months ended June 30, 2001.

                              Summary Compensation Table
                      Annual Compensation              Long Term Compensation
                                                          Awards

(a)              (b)      (c)        (d)      (e)              (g)
Name and                                      Other            Securities
principal                                     annual           underlying
position         Year     Salary($)  Bonus($) compensation($) options/SARS(#)
--------         ----     --------   -------  --------------- ---------------

Samuel Nyer      2004    $140,000               $4,200                0
CEO              2003     140,000                4,200                0
                 2002     140,000                4,200                0
                 2001      70,000                2,100 (1)            0

Michael Curry    2004     128,700    $26,000     8,400                0
Vice-President   2003     120,000     28,000     6,000                0
and 20% owner    2002     120,000     13,219     6,000                0
of D.A.W. (Eaton)

David Dumouchel  2004     128,700     26,000     8,400                0
Vice-President   2003     120,000     28,000     6,000                0
and 20% owner    2002     120,000     13,219     6,000                0
of D.A.W. (Eaton)

Mark Dumouchel   2004     128,700     26,000     8,400                0
Director of      2003     120,000     28,000     6,000                0
Company and      2002     120,000     13,219     6,000                0
President and
20% owner of
D.A.W. (Eaton)

Wayne Gunter     2004     128,700     26,000     8,400                0
Vice-President   2003     120,000     28,000     6,000                0
and 20% owner    2002     120,000     13,219     6,000                0
of D.A.W. (Eaton)

Donato Mazzola   2004     128,700     26,000     8,400                0
Vice-President   2003     120,000     28,000     6,000                0
and 20% owner    2002     120,000     13,219     6,000                0
of D.A.W. (Eaton)

(1) This is for six months ended June 30, 2001
In the above table, we have not presented (f) Restricted stock awards ($), (h) LTIP payouts ($) and (i) All other compensation ($) as they are not applicable.

     Messrs. Curry, David Dumouchel, Mark Dumouchel, Gunter, and Mazzola are minority shareholders of the pharmacy chain D.A.W. (Eaton)(with the exception of Mr. Curry, whose wife is the minority shareholder). They are all registered pharmacists and work within the pharmacy chain.

     The Company has not paid any cash compensation to any person for serving as a director with the following exceptions: independent directors receive $600 per telephone meeting of the board of directors or of a committee of the board of directors; $1,000 per director per each in-person meeting of the board of directors or in-person meeting of a committee of the board of directors; and each chairperson of a committee shall receive an additional 50% of the sum which it is to receive under the respective committees.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
         (a)                         (d)                        (e)
                  Number of securities underlying  Value of unexercised in-the
                        unexercised options/SARs     money options/SARs at
                                at fy-end                  fy-end($)(2)
    Name            exercisable / unexercisable    exercisable / unexercisable
    ----            ---------------------------    ---------------------------
     Samuel Nyer       500,000     0                $0            $0

(2) based on the difference between the $ per share of the common stock and the option price.

In the above table, we have not presented (b) Shares acquired on exercise and
(c) Value realized ($)as they are not applicable.

    Employment Agreements
    ---------------------

     The Company employs its officers and employees pursuant to oral agreements except as disclosed in the next paragraph.

     In August of 1996, Eaton entered into a five-year employment agreement, with a one-year non-compete, with four of the five minority shareholders of Eaton and the husband of the fifth minority shareholder. The agreement has been extended for an additional five years with a base annual salary of $120,000, for four of the minority shareholders and the husband of the fifth minority shareholder, effective January 2002. In August 2004, their base annual salary was increased to $140,920. Each are also provided full insurance coverage on the employee's vehicle and a vehicle allowance with an annual cost of $6,000 and each also receives life-insurance coverage in the aggregate amount of $800,000, including a separate single policy in the amount of $300,000, which the employee's designee shall be the owner and beneficiary. The current employment agreements contain a six month non-compete provision commencing on the date of termination.

    The Company has an oral employment agreement with Mr. Samuel Nyer, Chairman of the Board, Vice-President of Mergers and Acquisitions and director, which provides for an annual base salary of $70,000, which was effective October 1, 2004. Mr. Nyer's previous oral agreement provided for an annual base salary of $140,000 and $4,200 for the use of an automobile. The Company has an oral employment agreement with its President and Chief Executive Officer, Vice-President of Finance and Treasurer, which provides for an annual base salary of $85,000. Each of the oral agreements have provisions customary for employees who are officers and/or directors of public companies.

     Stock Option Plan
     -----------------

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

     The 2002 Stock Option Plan provides for all directors, whether or not they are employees or officers, to receive automatic grants upon election or appointment to the Board of Non-Qualified Options ("Automatic Stock Options"). The Automatic Stock Options expire ten years after the date of grant. The number of Automatic Stock Options granted shall be 12,000 for a three-year-term board member, 8,000 for a two-year-term board member or 4,000 for a one-year-term board member, with 2,000 of such Non-Qualified Options vesting semi-annually each June 30th and December 31st provided the optionee is still serving as a director on that date. A similar provision is in place within the 2002 Stock Option Plan for a certain officer of the Company who is not a director. After vesting, and upon reelection to the Board, each director will receive a new automatic grant of non-qualified options on the same terms as above. Except with respect to certain ISOs, as provided for in the 2002 Stock Option Plan, the exercise price of the options shall not be less than the Market Price (as defined in the 2002 Stock Option Plan) of the Company's common stock on the day of the grant.


ITEM 13. Security Ownership Of Certain Beneficial Owners, Management and Related
         Stockholder Matters.

     The following table sets forth information as of October 18, 2004, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.

                                       Amount and nature
             Name and address of         of beneficial        Percentage of
Class         beneficial owner            ownership (3)        class owned
-----         ----------------            ------------         -----------

Common stock, Samuel Nyer                 5,950,400  4,5 ,7          63.0%
Class A       c/o ADCO
preferred     1292 Hammond Street
stock and     Bangor, Maine 04401
Class B
preferred stock

Common stock  Nyle International Corp.    2,781,000                  29.5
and Class A   72 Center Street
preferred     Brewer, Maine  04412
stock



3) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options which vest within 60 days. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
4)Includes shares owned by Nyle since Mr. Samuel Nyer controls that corporation.
5) Includes 568,000 shares of common stock underlying vested options granted pursuant to the Plans. Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer's employment agreement.

7) Consists of shares of common stock underlying vested options granted pursuant to the Plans.




Common stock  Karen L. Wright                71,100   5,7            *
              1292 Hammond Street
              Bangor, Maine 04401

Common stock  Mark Dumouchel                  2,000   7              *
              c/o Eaton Apothecary
              13 Water Street
              Holliston, MA 01746

Common stock  Donald C. Lewis, Jr.           61,000   7              *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, Maine  04412

Common Stock  Kenneth L. Nyer, M.D.          76,000   7              *
              48 Old Orchard Road
              New Rochelle, New York 10804

Common Stock  M. Randolph Prince             22,000   7              *
              185 Serral Drive
              Greeneville, TN 37745

Common Stock  James Schweiger                22,000   7              *
              1843 Morning Sky Drive
              Winter Garden, FL  34787

Common Stock  John Milledge                  16,000   7              *
              110 S East 6th Street
              Ft. Lauderdale, FL 33301

All directors and executive officers      6,220,500 4,5,6,7
       of the Company as a group (eight                             65.9%
       persons)

* less than 1% of class

6) Includes 1,100 shares of common stock which is held by an ADCO employee investment club by which Ms. Wright owns 220 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.








Equity Compensation Plan Information.
------------------------------------

                       Number of securities to  Weighted average  Number of Securities be issued upon exercise  exercise price of remaining available
                       of outstanding options,    outstanding     for future issuance
Plan Category          warrants and rights     options, warrants  under equity compensation
-------------          -------------------        and rights      plans (excluding
                                                  ----------      securities reflected
                                                                  in first column)
                                                                  ---------------
Equity compensation
plans approved by
security holders (1)          1,028,600            $2.83            2,605,800

Equity compensation
plans not approved
by security holders (2)         670,000             5.63                    0

  Total                       1,698,600            $3.93            2,605,800


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

       Business Development Consulting Agreement
       -----------------------------------------

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

       Employment Agreement of Samuel Nyer
       -----------------------------------

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

       Warrants to Third Party
       -----------------------

     For services provided, the Company issued to a third party warrants to purchase 20,000 shares of common stock of the Company at an exercise price of $14.75 per share, which warrants shall expire at the end of October 2004.

ITEM 14. Certain Relationships and Related Transactions.

     Prior to 1991, the Company and Nyle each engaged in inter-company loans. At June 30, 2003, the Company was owed $44,858 by Nyle, this included accrued interest. Nyle paid the Company $44,858 in March 2004. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

     Mr. Samuel Nyer, chairman of the board, is a guarantor of ADCO's loan. See ADCO employs two relatives of Ms. Karen Wright, the Company's president, treasurer, chief executive officer, principal accounting and chief financial officer and chief operating officer. One relative is employed as ADCO's assistant comptroller and the other as a data entry clerk. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

ITEM 15.  Principal Accountant Fees and Services

Audit Fees
----------

     We paid Sweeney, Gates and Co. audit fees in the aggregate of $142,885 and $138,235 for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2004 and June 30, 2003, respectively, and for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees
------------------

      In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by Sweeney, Gates and Co. for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $3,036 and $0 for the fiscal years ended June 30, 2004 and June 30, 2003, respectively. Such services were in connection with a registration statement.

Tax Fees
--------

      The aggregate fees for professional services rendered by Sweeney, Gates and Co. for tax compliance, tax planning and tax advice were $23,820 and $22,500 for the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

All Other Fees
--------------

      Sweeney, Gates and Co. did not provide Nyer Medical Group, Inc. and its Subsidiaries with any other services during the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

Audit Committee's Preapproval Policies and Procedures
-----------------------------------------------------

     The Audit Committee of our Board of Directors pre-approves on an annual basis the audit, review or attest engagements of, and non-audit services to be provided by our accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, review or attest engagements of, and non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that management believes that a new service or the expansion of a current service provided by our accountants is necessary or desirable, such new or expanded services are presented in detail to the Audit Committee for its review and approval prior to our engagement of its accountants to render such services, and all of such is done in a manner that does not delegate the responsibilities of the Audit Committee to management as such concept is understood under the Securities Exchange Act of 1934.

                            Part IV
ITEM 16.  Exhibits and Financial Statement Schedules.
EXHIBIT INDEX
Sequential Exhibit No.
(a).  Exhibits
       3.1   Articles of Incorporation of Nyer Medical Group, Inc., (1)
       3.2   Amendment to Articles of Incorporation of Nyer Medical
             Group, Inc.(1)
       3.3 Second Amendment to Articles of Incorporation of Nyer Medical Group, Inc. (3)
       3.4 Third Amendment to Articles of Incorporation of Nyer Medical Group, Inc. (3)
       3.5 Fourth Amendment to Articles of Incorporation of Nyer Medical Group, Inc.
       3.6   Bylaws of Nyer Medical Group, Inc.(1)
       3.7   Amendment to Bylaws (1993)(3)
       3.8   Amendment to Bylaws (1997)(3)
       3.9   Amendment to Bylaws (2002)(3)
      10.1  1993 Stock Option Plan(2)
      10.2  Amendment to 1993 Stock Option Plan(3)
          10.3  Second Amendment to 1993 Stock Option Plan (3)
      10.4  Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources,
            Inc. (3)
      10.5  Addendum to the Business Development Consulting Agreement, dated
            October 1, 2000, between Nyer Medical Group, Inc. and Alliance
            Capital Resources, Inc. (3)
      10.6  Employment Agreement, dated as of October 25, 1999, between Nyer
            Medical Group, Inc. and Mr. Samuel Nyer (3)
      10.7  Third Amendment to 1993 Stock Option Plan (4)
      10.8  2002 Stock Option Plan (4)
      10.9  Stock Option Agreement between Nyer Medical Group, Inc. and Mr.
            Samuel Nyer (4)
      10.10 Stock Option Agreement between Nyer Medical Group, Inc. and
            Alliance Capital Resources, Inc. (4)
      10.11 Agreement, dated July 2002, between Gary Parker, M.D. and Nyer
            Medical Group, Inc.
      10.12 Agreement, dated September 7, 2004, between KeyBank, NA and ADCO
            Surgical Supply, Inc.
      10.13 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO
            Surgical Supply, Inc. - Promissory Note.
      10.14 Agreement, dated October 6, 2004, by Nyer Medical Group, Inc.
            in favor of KeyBank NA - Commercial Guaranty.
      10.15 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO
            Surgical Supply, Inc. - Mortgage.
      10.16 2004 Addendum to Agreement between Alliance Capital Resources, Inc.
            and Nyer Medical Group, Inc. (not written).
      10.17 Employment Agreement between Samuel Nyer and Nyer Medical Group,
            Inc. (not written).
      10.18 Employment Agreement between Karen Wright and Nyer Medical Group,
            Inc. (not written).
      10.19 Form of Employment Agreement, dated as of August 5, 1996, among
            D.A.W., Inc., F.M.T. Franchise Company, Inc., Nyer Medical Group,
            Inc. and an (unnamed) employee.(5)
      10.20 Shareholders' Agreement, dated as of August 5, 1996, among Nyer
            Medical Group, Inc., Mark Dumouchel, David Dumouchel, Lucille
            Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc.
            and F.M.T. Franchise Company, Inc.
      10.21 Service Agreement, dated as of August 5, 1996, by and between Nyer
            Medical Group, Inc. and D.A.W., Inc. (6)
      10.22 Agreement of D.A.W. Supplier.
      14    Nyer Medical Group, Inc.'s Code of Conduct and Ethics Policy.
      21    Subsidiaries
      23.1  Consent of Independent Registered Public Accounting Firm.
      31.1  Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the
            Securities Exchange Act of 1934 and Section 302 of the
            Sarbanes-Oxley Act of 2002.
      32.1  Certification of President, Chief Executive Officer and Chief
            Financial Officer.
      99.1  Amended and Restated Audit Committee Charter.

(1) Contained in Registration Statement on Form S-18 filed on April 13, 1992.
(2) Contained in Form 10-KSB filed April 1996.
(3) Contained in Form 10-K filed October 2002.
(4) Contained in Form 10-K filed September 2003.

(5) Contained in Form 8-K (as Exhibit C to Exhibit 2(Stock Exchange Agreement)) filed on August 22, 1996. This form of employment agreement was used for each minority shareholder of D.A.W., Inc., who was an employee of D.A.W., Inc. and the husband of another minority shareholder (which husband was an employee). The agreements for the employees were materially the same. In August, 2004, the annual base salary of each employee was increased to $140,920.

(6) Contained in Form 8-K (as Exhibit B to Exhibit 2(Stock Exchange Agreement)) filed on August 22, 1996.

     (b) Financial Statement Schedules - See Schedule II Valuation and Qualifying Accounts and Reserves - Page F-29.

     (c) Reports on Form 8-K.

          On May 3, 2004, the Company filed a report on Form 8-K in order to have its Code of Conduct and Ethics Policy set forth in a filing under the Securities Act of 1934 that is electronically accessible and publicly available.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 18, 2004.

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/ Karen L. Wright
                                        Karen L. Wright, President,
                                        Principal Executive Officer and
                                        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of October 2004.

          Signature                          Title


          /s/ Samuel Nyer                    Chairman of the Board,
              Samuel Nyer                    Vice-President of Mergers and
                                             Acquisitions and Director


          /s/ Karen L. Wright                President, Principal Executive
              Karen L. Wright                Officer, Treasurer, Vice President
                                             of Finance, Vice President of
                                             Operations, Principal Financial
                                             Officer, Principal Accounting
                                             Officer and Assistant Secretary


          /s/ Mark Dumouchel                 Director
          Mark Dumouchel


          /s/ Donald Lewis                   Director
          Donald Lewis


          /s/ John Milledge                  Director
          John Milledge


          /s/ Kenneth Nyer, M.D.             Director
          Kenneth Nyer, M.D.


          /s/ M. Randolph Prince             Director
          M. Randolph Prince


          /s/ James Schweiger                Director
          James Schweiger

                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                                2004 Annual Report on Form 10-K

Exhibit 3.5

   Fourth Amendment to the Articles of Incorporation of Nyer Medical Group, Inc

FOURTH AMENDMENT TO
THE ARTICLES OF INCORPORATION
OF
NYER MEDICAL GROUP, INC.

     The undersigned hereby certifies that the following Fourth Amendment to the Articles of Incorporation, as amended, was approved by the board of directors(the "Board") of Nyer Medical Group, Inc. (the "Company"), and approved by a vote of majority of holders of the outstanding voting power of capital stock of the Company present in person or by proxy and entitled to vote at the annual meeting of shareholders held on the 6th day of December, 2002.

1. The name of the corporation is Nyer Medical Group, Inc.

Article IV is repealed, and Article IV will now read as follows:

Article IV - Capital Stock

     The Company is authorized to issue 25,000,000 shares of common stock, $.0001 par value.

     The Company is authorized to issue 2,505,000 shares of preferred stock, $.001 par value (the "Preferred Stock").

     Of these shares of Preferred Stock, 5,000 shall be designated as Class A Preferred Stock, each share of which shall have 1,000 votes on all matters at which shares of common stock are entitled to vote. Class A Preferred Stock shall have no other rights different than common stock.

     The remaining 2,500,000 shares of Preferred Stock shall be designated as Class B Preferred Stock. All Class B Preferred Stock is subject to issuance by the Board in one or more series and through the filing a certificate pursuant to the applicable law of the State of Florida.

     Of the Class B Preferred Stock, 2,500 shares of Series 1 Class B Preferred Stock (the "Series 1 Stock") may be issued. The Series 1 Stock is not convertible into common stock but carries the right to 2,000 votes per share on all matters requiring a vote of the common shareholders and preferred share-holders. In all other respects, the Series 1 Stock shall be treated like common stock except where otherwise provided by the Florida Statutes.

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

(e) Whether or not the shares of that series shall be redeemable, and if so, the terms and conditions of such redemption, including the date or dates upon or after which hey shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

(f) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and if so, the terms and amount of such sinking fund;

     The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series; and

Any other relative rights, preferences and limitations of that series.

3. This amendment was duly adopted by the Board on the 4th day of October, 2002.


IN WITNESS WHEREOF, the undersigned has executed this Amendment to the Articles of Incorporation this 20th day of July, 2004.



(CORPORATE SEAL)        NYER MEDICAL GROUP, INC.



By: /s/ Karen L. Wright
        Karen L. Wright,
        Vice President - Finance

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                               2004 Annual Report on Form 10-K
EXHIBIT 10.11

Agreement, dated July 2002, between Gary Parker, M.D. and Nyer
            Medical Group, Inc.

AGREEMENT

Agreement, dated as of July 2002, between NYER MEDICAL GROUP, INC., a Florida corporation (with its successors and assigns, hereinafter referred to as the "Corporation"), and GARY PARKER, M.D. (with his assigns, heirs and personal representatives, hereinafter referred to as "Parker").

     PRELIMINARY STATEMENT

In August, 1990, Parker invested in Nyle Home Health Supplies, Inc., an entity which was affiliated with the Corporation. At such time the Corporation promised and agreed (the "Promise") to give significant value to Parker in such case as his investment should not provide a return to him. Such investment did not provide a return, and the board of directors of the Corporation has determined, and Parker has agreed with such determination, that, subject to the terms and conditions of this Agreement, Parker is to be provided with 30,000 shares of publicly tradable common stock of the Corporation (the "New Stock") as a consequence of the Promise.

     AGREEMENT

Parker and the Corporation therefore agree as follows:

1. The Corporation hereby issues to Parker the New Stock as a consequence of the Promise.

2. Subject to the terms of this Agreement, the Corporation shall use its best efforts to register the New Stock under the Securities Act of 1933, as amended (the "Securities Act"), on any Securities and Exchange Commission ("SEC") form (a "Registration Statement") which the Corporation deems appropriate.

3. The Corporation will notify Parker, at any time when a prospectus relating to the New Stock covered by a Registration Statement of the Corporation is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Corporation will use its best efforts to promptly amend or supplement the Registration Statement to correct any such untrue statement or omission.

4. Parker hereby agrees to cooperate with the Corporation in connection with the preparation and filing of any Registration Statement by the Corporation with respect to the New Stock. In addition, Parker agrees that, upon receipt of any notice from the Corporation of the happening of any event of the kind described in Section 3, Parker will immediately discontinue disposition of the New Stock pursuant to the Registration Statement covering the New Stock until Parker's receipt of the copies of the supplemented or amended prospectus contemplated by
Section 3 and, if so desired by the Corporation, Parker shall deliver to the Corporation (at the expense of the Corporation) or destroy (and deliver to the Corporation a certificate of such destruction) all copies, other than the permanent file copies then in Parker's possession, of the prospectus covering such New Stock current at the time of receipt of such notice.

Parker hereby represents and warrants to the Corporation as follows:

     (a) Parker has been furnished with all materials relating to the Corporation and its proposed activities which Parker has requested and has been afforded the opportunity to obtain any additional information necessary with respect to the New Stock.

     (b) The Corporation has answered all inquiries made by Parker concerning the Corporation and its proposed activities, or any other matters relating to the Registration Statement and the proposed operations of the Corporation.

     (c) Parker is an "accredited investor" as such term is defined in the Federal securities laws. Parker has sufficient available financial resources to provide adequately for his current needs, including possible personal contingencies, and can bear the economic risk of a complete loss of the New Stock without materially affecting his financial condition.

     (d) Parker has not been furnished any offering literature other than any materials and/or information made available to Parker by the Corporation as described in Section 5(a), and Parker has relied only on such materials and/or information. Furthermore, other than as set forth in this Agreement, no representations or warranties have been made to Parker by the Corporation, or by its directors or officers or employees or other agents with respect to the intended business of the Corporation, the financial condition, prospects, profitability, operations and/or potential of the Corporation, and/or the economic or any other aspects of the consequences of an investment in the New Stock, and Parker has not relied upon any information concerning the offering, written or oral, other than information contained in this Agreement or provided by the Corporation to Parker.

     (e) Parker is acquiring the New Stock for which he hereby subscribes for his own account, as principal, for investment and not with a view to the resale or distribution of all or any part of the New Stock.

     6. All notices and other communications pursuant to this Agreement shall be in writing, either hand delivered or sent by certified or registered mail with charges prepaid or by commercial courier guaranteeing next business day delivery, or sent by facsimile machine, and shall be addressed:

      (i) in the case of the Corporation, to the Corporation at its principal office, 1292 Hammond Street, Bangor, Maine 04401, Attention: Ms. Karen Wright (Facsimile No. 207-941-9392); and

     (ii) in the case of Parker, to Parker (marked "Personal and Confidential) at his office, 358 Broadway, Bangor, Maine 04401,(Facsimile No. 207-945-2623). Any notice or other communication pursuant to this Agreement shall be deemed to have been duly given or made and to have become effective (i) when delivered in hand to the party to which it was directed, (ii) if sent by facsimile machine and properly addressed in accordance with the foregoing provisions of this
Section 6, when received by the addressee, (iii) if sent by commercial courier guaranteeing next business day delivery, on the business day following the date of delivery to such courier, or (iv) if sent by first-class mail, postage prepaid, and properly addressed in accordance with the foregoing provisions of this Section 6, (A) when received by the addressee, or (B) on the third business day following the day of dispatch thereof, whichever of (A) or (B) shall be the earlier.

     7. This Agreement shall inure to the benefit of and be binding upon Parker and his assigns, heirs and personal representatives. This Agreement shall inure to the benefit of and be binding upon the Corporation and its successors and assigns. Parker's rights and obligations under this Agreement may only be assigned or delegated if the New Stock is assigned to the same party to which the rights hereunder are assigned or delegated, and such assignment of New Stock is not in violation of the Securities Act or any state securities laws as set forth in the written opinion of counsel to Parker, reasonably satisfactory to the Corporation. The Corporation's rights and obligations under this Agreement shall not be assigned or delegated.

     8. This Agreement may not be amended or modified except by an instrument in writing signed by the Corporation and Parker.

     9. This agreement shall be governed by and construed in accordance with the laws of the State of Florida. The headings in this Agreement are for convenience only and shall not affect the construction hereof.

     10. In the event that any provision of this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     11. This Agreement is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein. This agreement supersedes all prior agreements and understandings between the parties with respect to the subject matter contained herein and therein. Parker hereby agrees that upon the execution, delivery and performance of this Agreement by the Corporation, there shall be no other obligations whatsoever owed to Parker with respect to the Promise and that the Corporation, its directors, officers, shareholders, affiliates, employees and agents and each of their respective successors, assigns, heirs and personal representatives shall be released from any and all liability with respect thereto.

     12. Whenever the context may require, any pronouns used herein shall include the corresponding masculine, feminine or neuter forms, and the plural form of names, defined terms, nouns and pronouns shall include the singular and vice-versa.

     13. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

     14. (a) Unless registered pursuant to the filing of the Registration Statement, each certificate representing the New Stock shall be stamped or otherwise imprinted with a legend substantially in the following form (in addition to any legend required under any applicable state securities laws):

     THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAW OR AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED.

Upon request of Parker, the Corporation shall remove the foregoing legend or issue to such holder a new certificate therefor free of any such legend, if the Corporation shall have received either an opinion of counsel or a "no-action" letter of the SEC, in either case reasonably satisfactory in substance to the Corporation and its counsel, to the effect that such legend is no longer required.

     (b) Notwithstanding anything to the contrary set forth herein and in addition to the restrictions on transferability set forth herein and transferability restrictions under applicable law, Parker further covenants and agrees to the following transfer restrictions with respect to the New Stock.

Parker will not, directly or indirectly, issue, offer, agree or offer to sell, sell, make short sales of, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of (collectively, "Transfer") any shares of New Stock, or any options, rights, warrants or other securities convertible into, exchangeable or exercisable for or evidencing any right to purchase or subscribe for such New Stock, until 180 days after a registration statement covering the resale to the public of the New Stock and prepared in accordance with the provisions of this Agreement and the Registration Statement is declared effective by the SEC (the "Initial Phase"); During the period from the Initial Phase until 180 days thereafter (the "Release Period"), Parker shall not Transfer more than 5,000 shares of the New Stock in any 30 day period thereof; After the Release Period, the restrictions on Transfer set forth in this Section 14(b) shall no longer apply. Notwithstanding the foregoing, there shall be no restrictions on any (x) Transfer as a gift or gifts, or to trusts for the benefit of family members of Parker, provided that the transferee agrees in writing to be bound by the restrictions on Transfer set forth herein, or by will or the laws of descent and distribution, provided that prior to such Transfer of New Stock the transferee agrees in writing to be bound by the restrictions on Transfer set forth herein, or (y) Transfer with the prior written approval of the Corporation.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

NYER MEDICAL GROUP, INC.

By:   /s/ Samuel Nyer
          Samuel Nyer, President

      /s/ Gary Parker, M.D.
          GARY PARKER, M.D.

                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            2004 Annual Report on Form 10-K

Exhibit 10.12

   Agreement, dated September 7, 2004, between KeyBank, NA and ADCO Surgical
              Supply, Inc.


 Commitment Letter - Line of Credit

KeyBank            KeyBank National Association

ADCO Surgical Supply, Inc.
1292 Hammond Street
Bangor, ME 04401

September 02, 2004

RE: Working Capital Line of Credit

Dear ADCO Surgical Supply, Inc.:
We are pleased to inform you that KeyBank National Association ("Bank") has approved your request for financing as set forth in this commitment letter ("Commitment"). Based on representations made by you in your proposal and the information and assumptions for income and expenses provided, the basic terms of the proposed financing are set forth as follows:

1. BORROWER: ADCO Surgical Supply, Inc., a Corporation, whose address is 1292 Hammond Street, Bangor, ME 04401.
2.            TERMS:

Loan Amount:

Real Estate Loan in the maximum principal amount of $300,000.00.

Interest Rate:

Variable Interest Rate; Wall Street Journal Prime Rate: The Wall Street Journal Prime Rate ("Index"). The Wall Street Journal Prime Rate is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal. The interest rate will change immediately and correspondingly on the date of each published change in the Index. The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute Index after notice to Borrower.

Term:

The Line of Credit will be available until its expiration date of November 30, 2005 and is due upon expiration unless renewed in writing by the Bank. The Bank will review the Line of Credit prior to expiration upon receipt of required current financial information and Borrower's request for renewal.

Repayment:

There will be monthly payments of interest only, due at maturity unless renewed.

Fees:

Loan Fee: The loan fee for this transaction is $500 of which is payable at closing. Additionally, the Borrower is responsible for outside costs such as legal, appraisal or recording fees. Borrower will be notified of any such fees prior to closing.

3. LATE CHARGE/DEFAULT RATE:

Prior to maturity, for each payment not paid in full within ten (10) days after its due date, Borrower will pay a fee equal to the greater of 5% of the monthly payment or $25. A default rate of interest will accrue at a rate of three percent (3%) over the interest rate provided for by the Note upon an event of default.

4. PURPOSE OF LOAN AND USE OF PROCEEDS:

To provide for the ongoing working capital needs of the Borrower.

5. PREPAYMENT PENALTY: None

6. GUARANTOR:

Guaranty of Nyer Medical Group, Inc. ("Guaranty").

7. COLLATERAL:

The Loans shall be evidenced by a promissory note ("Note"), a loan agreement ("Loan Agreement"), and the Guaranty, and shall be secured by: a) A second lien on the fee simple interest in the Land and Improvements known as 1292 Hammond Street, Bangor, ME 04401 and all existing or subsequently erected buildings, improvements and fixtures therein, which interest shall be good, marketable, and free and clear of all defects, liens, encumbrances, restrictions, and easements which are not acceptable to the Bank. Any such interests of the Borrower shall not be subject to any transaction or condition whereby ownership would be adversely affected;

8. COVENANTS:

Borrower shall comply with the following covenants: a) None.

9. VALUATION:

The valuation may be an appraisal or such other form of value acceptable to the Bank. If an appraisal is required, the appraiser will be selected and directly engaged by the Bank. The Borrower will pay the cost of the appraisal at the time it is ordered.

  - Loan amount shall not exceed $300,000.00 or 80 % of the valuation less the outstanding balance on any existing liens.

10. INSURANCE REQUIREMENTS:

a) HAZARD INSURANCE: Evidence of All-Risk-Hazard Insurance covering the improvements must be in an amount sufficient to cover collateral value (net of land value) or loan amount, whichever is less, will be required. The insurance company must be acceptable to the Bank and "KeyBank National Association, its successors and assigns" shall be named in the mortgagee loss payable clause. Each policy shall provide that it cannot be canceled, reduced or terminated without thirty- (30) days prior written notice to Bank.

b) FLOOD INSURANCE:

If the Land is located in a FEMA Special Flood Hazard Zone, the Borrower shall be required to provide and maintain flood insurance in the maximum amount available but not in excess of the Loan amount. "KeyBank National Association, its successors and assigns" shall be named in the mortgagee loss payable. Each policy shall provide that it cannot be canceled, reduced or terminated without thirty- (30) days prior written notice to Bank.
c) INSURANCE

MAILING ADDRESS:

All required insurance policies and/or notices shall be mailed to:
KeyBank National Association
OH-01-51-0541  Commercial Loans
4910 Tiedeman  P.O. Box 5278
Brooklyn, Ohio 44144   Boise, ID 83705

11. ENVIRONMENTAL REQUIREMENTS:

Any Land to be used as loan collateral must be free from risk, in Bank's sole judgment, from all hazardous substances, toxic substances or hazardous waste, as defined by any federal, state or local law or regulation, and must be free from all other contamination, which even if not so regulated, is known to pose a health hazard to any person. Also, the Land must not be "Wetlands" nor contain underground storage tanks or oil or gas wells.

The Borrower must answer questions on the Bank's Environmental Issues Checklist. A Phase I Environmental Site Assessment is required for all loans of $1,000,000.00 or more and for loans of $500,000.00 or more in environmentally sensitive industries. For all other loans, the Bank may determine, in its sole judgment, that a Phase I Environmental Site Assessment is required.

12. TITLE INSURANCE AND SURVEY:

An acceptable ALTA mortgagee's policy of title insurance showing the Bank's interest as a second lien upon the Project may be required. If required it must be from a title insurance company acceptable to Bank. All real estate taxes and other municipal charges, which are due, shall be paid current. Title insurance (when required) will be required to insure the Bank as to all standard exceptions including mechanics liens and include such endorsements as may be required by the Bank. Cost of any title insurance will be charged to the Borrower at settlement. The closing agent for the Loan shall be determined by the Bank. Surveys will be required as necessary to fulfill the title insurance company's requirements.

13. REAL ESTATE TAX AND INSURANCE DEPOSITS:

The mortgage/deed of trust will contain a provision requiring the Borrower to deposit 1/12th of the estimated annual real estate tax and hazard insurance premium with the Bank on each monthly installment date if and when such deposits are required by the Bank. Initially, and until further notice, no such deposits will be required.

14. PRE-CLOSING REQUIREMENTS: Upon acceptance of this Commitment, Borrower shall provide, no later than thirty (30) days after acceptance, the following in form acceptable to the Bank: a) Federal Tax I.D. Number of Borrower and Guarantor. b) Executed copy of Purchase Agreement. (Not required for refinance transactions)
c) A preliminary title commitment acceptable to the Bank; d) Certified copies of all leases covering the Property; e) A borrowing resolution (as necessary) which identifies those individuals by name and title who have the proper legal capacity and authority to enter into the Loan transaction and execute the Loan Documents; f) Borrower and Guarantor documents as applicable: Corporate
Documents: Prior to closing, Borrower and all corporate Guarantors shall submit to the Bank a copy of their Articles and Certificate of Incorporation, Certificate of Continued Existence or Good Standing (if applicable) and Bylaws, (with amendments to all documents);

- Limited Liability Company (LLC) Documents: Prior to closing, Borrower and any LLC Guarantor shall submit to Bank a copy of its Articles of Organization and Operating Agreement (with amendments to all documents);

- Partnership Documents: Prior to closing, Borrower and any partnership Guarantor shall submit to Bank a copy of its Partnership Agreement, and a copy of its filed Partnership Certificate (with amendments to all documents). If Borrower or Guarantor is a Limited Partnership, a copy of the Limited Partnership Certificate and evidence of its filing with the state shall also be submitted to the Bank;

- Trust Documents: Prior to closing, Borrower and any trust Guarantor shall submit to Bank its Trust Agreement (with all amendments) and verify that the trustee has the power to take all of the actions required by this loan approval.

g) Evidence of All-Risk-Hazard Insurance and flood (if applicable) insurance with the Bank properly named as a mortgagee loss payee;

h) Other items as listed here:

    None.

15. CLOSING COSTS:

Borrower agrees to pay all expenses including, but not limited to, title company premiums and charges, fees of the Bank's counsel, appraisal, environmental site assessment (if applicable), recording fees and taxes, property inspection fees, consultant fees, and all other reasonable expenses in connection with the preparation, closing and disbursement of the Loan. To the extent incurred, the foregoing expenses shall be paid by Borrower whether or not the Loan shall close or be funded.

16. DOCUMENTS:

The Bank's form of Loan Documents including but not limited to the Note, Mortgage/Deed of Trust and Guaranties shall be used in this transaction.

17. FINANCIAL STATEMENTS:

Borrower will be required to furnish current financial information and an annual certification that no adverse condition has occurred that would affect the credit or security the Bank relied upon in the granting of this loan. Financial information will be in the form of annual financial statements by a Certified Public Accountant acceptable to the Bank. Individual Borrower and/or Guarantor's financial information will require current Personal Financial Statements in Bank form annually and Individual Internal Revenue Service Tax Returns if requested by the Bank.

18. LEGAL COUNSEL:

Satisfaction of requirements of the Bank's legal counsel and approval by counsel of all Loan Documents will be required.

19. COMMITMENT ACCEPTANCE & EXPIRATION:

This commitment letter has been issued in response to Borrower's request and shall not become effective until such time as the Bank has received Borrower's unconditional written acceptance thereof. If the commitment letter is not returned within 14 days of the date of this letter signed by Borrower or November 31, 2004, whichever is earlier, it shall be of no further force or effect. This commitment is made to Borrower and is not assignable or transferable to any other party or entity. The terms and conditions of this commitment may not be modified, changed, waived, or extended unless agreed to in writing and executed by all parties. The loan must close on or before November 31, 2004 or it shall be of no further force and effect.

20. MATERIAL ADVERSE CHANGE:

There shall have been no material adverse change and no material inaccuracy in any information delivered to Bank regarding the Borrower or any Guarantor prior to the closing of this Loan.

21. NOTICE REQUIRED BY STATE LAW:

MAINE: UNDER MAINE LAW, NO PROMISE, CONTRACT OR AGREEMENT TO LEND MONEY, EXTEND CREDIT, FORBEAR FROM COLLECTION OF A DEBT OR MAKE ANY OTHER ACCOMMODATION FOR THE REPAYMENT OF A DEBT FOR MORE THAN $250,000 MAY BE ENFORCED IN COURT AGAINST LENDER UNLESS THE PROMISE, CONTRACT OR AGREEMENT IS IN WRITING AND SIGNED BY LENDER. ACCORDINGLY, BORROWER CANNOT ENFORCE ANY ORAL PROMISE UNLESS IT IS CONTAINED IN A LOAN DOCUMENT SIGNED BY LENDER, NOR CAN ANY CHANGE, FORBEARANCE, OR OTHER ACCOMMODATION RELATING TO THIS LOAN OR ANY LOAN DOCUMENT BE ENFORCED, UNLESS IT IS IN WRITING AND SIGNED BY LENDER.

If this Commitment is acceptable, please sign, date and return a copy of this letter along with your check in the amount of the commitment fee payable to KeyBank National Association. Your payment of the Commitment Fee will serve as a non-refundable Commitment deposit and the balance of the Loan Fee will be collected at the time of closing.

We are pleased to offer this financing and thank you for choosing KeyBank National Association for this loan and relationship opportunity. We look forward to working with you and your business.

If you have any questions, please let me know.

Sincerely, /s/ Richard L Fournier, II Richard L Fournier, II Vice President KeyBank N.A.

THE TERMS AND CONDITIONS OF THIS COMMITMENT ARE ACCEPTED AND AGREED TO ON This 7 DAY OF September, 2004.

ADCO Surgical Supply, Inc., Borrower

/s/ Samuel Nyer
By: Samuel Nyer, President
Nyer Medical Group, Inc., Guarantor
/s/ Samuel Nyer
By: Samuel Nyer, CEO

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K
Exhibit 10.13

     Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical
            Supply, Inc. - Promissory Note.

PROMISSORY NOTE
Principal     Loan Date     Maturity     Loan No Call/Coll Acct Officer
$300,000.00   10-06-2004                  11001   402/802E85385 RLF19

Borrower:     ADCO Surgical Supply, Inc.     Lender:     KeyBank National
              1292 Hammond Street                        Association
              Bangor, ME 04401 ME-                       MM-Bangor
                                                         23 Water St.
                                                         Bangor, ME 04401
Principal Amount: $300,000.00  Initial Rate: 4.750%  Date of Note: October 6,
2004
PROMISE TO PAY. ADCO Surgical Supply, Inc. ("Borrower") promises to pay to KeyBank National Association ("Lender"), or order, in lawful money of the United States of America, on demand, the principal amount of Three Hundred Thousand & 00/100 Dollars ($300,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan immediately upon Lender's demand. Payment in full is due immediately upon Lender's demand. Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning November 6, 2004, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any unpaid collection costs; and then to any late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is the Prime Rate announced by Lender (the 'Index'). The Index is not necessarily the lowest rate charged by Lender on its loans and is set by Lender in its sole discretion. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notifying Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. The interest rate change will not occur more often than each day that the Index changes. The interest rate will change automatically and correspondingly on the date of each announced change of the Index by Lender. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 4.750% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate equal to the Index, resulting in an initial rate of 4.750% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: KeyBank National Association, ME-MM-Bangor, 23 Water St., Bangor, ME 04401.

LATE CHARGE. If a regularly scheduled interest payment is 10 days or more late, Borrower will be charged 5.000% of the unpaid portion of the regularly scheduled payment or $25.00, whichever is greater. If Lender demands payment of this loan, and Borrower does not pay the loan in full within 10 days after Lender's demand, Borrower also will be charged either 5.000% of the unpaid portion of the sum of the unpaid principal plus accrued unpaid interest or $25.00, whichever is greater.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, Lender, at its option, may, if permitted under applicable law, increase the variable interest rate on this Note to 3.000 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law.

LENDER'S RIGHTS. Upon Lender's demand, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEYS' FEES; EXPENSES. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law.

WAIVE JURY. Borrower hereby expressly and voluntarily waives any and all rights, whether arising under the Maine constitution, and any Rules of Civil Procedure, common law or otherwise, to demand a trial by jury in any action, suit, proceeding or counterclaim involving Lender as to any matter, claim or cause of action whatsoever arising out of or in any way related to any agreement or loan with Lender or any of the transactions contemplated between the parties.

GOVERNING LAW. This Note will be governed by, construed and enforced in accordance with federal law and the laws of the State of Maine. This Note has been accepted by Lender in the State of Maine.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $20.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account(. This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by

PROMISSORY NOTE
Loan No: 11001     (Continued)     Page 2

law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested either orally or in writing by Borrower or as provided in this paragraph. Lender may, but need not, require that all oral. requests be confirmed in writing. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following person currently is authorized to request advances and authorize payments under the line of credit until Lender receives from Borrower, at Lender's address shown above, written notice of revocation of his or her authority: Karen Wright, President of ADCO Surgical Supply, Inc. Borrower agrees to be liable for all sums either: (Al advanced in accordance with the instructions of an authorized person or (BI credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs.

ANNUAL ADMINISTRATIVE FEE. Borrower will pay an annual administrative fee of $0.00 on the date of the Note and $750.00 ($0.00 initials R.F. and K.W) each subsequent anniversary date of the Note. This fee does not constitute the commitment of Lender to make advances under the Note.

DEMAND LINE OF CREDIT. Borrower understands that Lender is authorized to make an annual (or more frequent) credit review based upon Borrower's current financial condition in determining whether to continue the line of credit. Nevertheless, Lender may, at any time, with or without cause, refuse to advance funds or extend credit under the line of credit.

SUCCESSOR INTERESTS. The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.

BORROWER:



ADCO SURGICAL SUPPLY, INC.


By:  /s/ Karen L. Wright
         Karen L. Wright, President of ADCO Surgical Supply, Inc.

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            2004 Annual Report on Form 10-K

Exhibit 10.14

     Agreement, dated October 6, 2004, by Nyer Medical Group, Inc.
            in favor of KeyBank NA - Commercial Guaranty.

COMMERCIAL GUARANTY

Principal  Loan Date  Maturity  Loan No   Call/Coll   Acct  Officer
                                            402/802   E85386 RLF19

Borrower:   ADCO Surgical Supply, Inc.  Lender:       KeyBank National
            1292 Hammond Street                       Association
            Bangor, ME 04401                          ME-MM-Bangor
                                                      23 Water St.
                                                      Bangor, ME 04401

Guarantor:  Nyer Medical Group, Inc.
            1292 Hammond Street
            Bangor, ME 04401


AMOUNT OF GUARANTY. This is a guaranty of payment of the Note, including Without limitation the principal Note amount of Three Hundred Thousand & 00/100 Dollars ($300,000.00).

GUARANTY. For good and valuable consideration, Nyer Medical Group, Inc. ("Guarantor") absolutely and unconditionally guarantees and promises to pay to KeyBank National Association ("Lender") or its order, on demand, in legal tender of the United States of America, the Indebtedness (as that term is defined below) of ADCO Surgical Supply, Inc. ("Borrower") to Lender on the terms and conditions set forth in this Guaranty.

MAXIMUM LIABILITY. The maximum liability of Guarantor under this Guaranty shall not exceed at any one time the amount of the Indebtedness described herein, plus all costs and expenses of (A)enforcement of this Guaranty and (B) collection and sale of any collateral securing this Guaranty.

The above limitation on liability is not a restriction on the amount of the Indebtedness of Borrower to Lender either in the aggregate or at any one time. If Lender presently holds one or more guaranties, or hereafter receives additional guaranties from Guarantor, Lender's rights under all guaranties shall be cumulative. This Guaranty shall not (unless specifically provided below to the contrary) affect or invalidate any such other guaranties. Guarantor's liability will be Guarantor's aggregate liability under the terms of this Guaranty and any such other unterminated guaranties.

INDEBTEDNESS GUARANTEED. The Indebtedness guaranteed by this Guaranty includes the Note, including (a) all principal, (b) all interest, (c) all late charges,
(d) all loan fees and loan charges, and(e) all collection costs and expenses relating to the Note or to any collateral for the Note. Collection costs and expenses include without limitation all of Lender's attorneys' fees.

DURATION OF GUARANTY. This Guaranty will take effect when received by Lender without the necessity of any acceptance by Lender, or any notice to Guarantor or to Borrower, and will continue in full force until all Indebtedness shall have been fully and finally paid and satisfied and all of Guarantor's other obligations under this Guaranty shall have been performed in full. Release of any other guarantor or termination of any other guaranty of the Indebtedness shall not affect the liability of Guarantor under this Guaranty. A revocation Lender receives from any one or more Guarantors shall not affect the liability of any remaining Guarantors under this Guaranty. This Guaranty covers a revolving line of credit and it is specifically anticipated that fluctuations will occur in the aggregate amount of Indebtedness owing from Borrower to Lender. Guarantor specifically acknowledges and agrees that fluctuations in the amount of Indebtedness, even to zero dollars ($ 0.00), shall not constitute a termination of this Guaranty. Guarantor's liability under this Guaranty shall terminate only upon (A) termination in writing by Borrower and Lender of the line of credit, (B) payment of the Indebtedness in full in legal tender, and(C) payment in full in legal tender of all of Guarantor's other obligations under this Guaranty.

GUARANTOR'S AUTHORIZATION TO LENDER. Guarantor authorizes Lender, without notice or demand and without lessening Guarantor's liability under this Guaranty, from time to time: (A) to make one or more additional secured or unsecured loans to Borrower, to lease equipment or other goods to Borrower, or otherwise to extend additional credit to Borrower; (B) to alter, compromise, renew, extend, accelerate, or otherwise change one or more times the time for payment or other terms of the Indebtedness or any part of the Indebtedness, including increases and decreases of the rate of interest on the Indebtedness; extensions may be repeated and may be for longer than the original loan term; (C) to take and hold security for the payment of this Guaranty or the Indebtedness, and exchange, enforce, waive, subordinate, fail or decide not to perfect, and release any such security, with or without the substitution of new collateral; (D) to release, substitute, agree not to sue, or deal with any one or more of Borrower's sureties, endorsers, or other guarantors on any terms or in any manner Lender may choose; (E) to determine how, when and what application of payments and credits shall be made on the Indebtedness (F) to apply such security and direct the order or manner of sale thereof, including without limitation, any nonjudicial sale permitted by the terms of the controlling security agreement or deed of trust, as Lender in its discretion may determine;(G) to sell, transfer, assign or grant participations in all or any part of the Indebtedness; and (H) to assign or transfer this Guaranty in whole or in part.

GUARANTOR'S REPRESENTATIONS AND WARRANTIES. Guarantor represents and warrants to Lender that (A) no representations or agreements of any kind have been made to Guarantor which would limit or qualify in any way the terms of this Guaranty;
(B) this Guaranty is executed at Borrower's request and not at the request of Lender; (C) Guarantor has full power, right and authority to enter into this Guaranty; (D) the provisions of this Guaranty do not conflict with or result in a default under any agreement or other instrument binding upon Guarantor and do not result in a violation of any law, regulation, court decree or order applicable to Guarantor; (El Guarantor has not and will not, without the prior written consent of Lender, sell, lease, assign, encumber, hypothecate, transfer, or otherwise dispose of all or substantially all of Guarantor's assets, or any interest therein; (F) upon Lender's request, Guarantor will provide to Lender financial and credit information in form acceptable to Lender, and all such financial information which currently has been, and all future financial information which will be provided to Lender is and will be true and correct in all material respects and fairly present Guarantor's financial condition as of the dates the financial information is provided; (G) no material adverse change has occurred in Guarantor's financial condition since the date of the most recent financial statements provided to Lender and no event has occurred which may materially adversely affect Guarantor's financial condition; (H) no litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against Guarantor is pending or threatened;
(I) Lender has made no representation to Guarantor as to the creditworthiness of Borrower; and (J) Guarantor has established adequate means of obtaining from Borrower on a continuing basis information regarding Borrower's financial condition. Guarantor agrees to keep adequately informed from such means of any facts, events, or circumstances which might in any way affect Guarantor's risks under this Guaranty, and Guarantor further agrees that, absent a request for information, Lender shall have no obligation to disclose to Guarantor any

COMMERCIAL GUARANTY

Loan No: 11001           (Continued)     Page 2

information or documents acquired by Lender in the course of its relationship with Borrower.

GUARANTOR'S FINANCIAL STATEMENTS. Guarantor agrees to furnish Lender with the following:

Annual Statements. As soon as available, but in no event later than one-hundred -twenty (120) days after the end of each fiscal year, Guarantor's balance sheet and income statement for the year ended, prepared by Guarantor.

Interim Statements. As soon as available, but in no event later than one-hundred-twenty (120) days after the end of each Half-year, Guarantor's balance sheet and profit and loss statement for the period ended, prepared by Guarantor.

Tax Returns. As soon as available, but in no event later than one-hundred-Twenty (120) days after the applicable filing date for the tax reporting period ended, Federal and other governmental tax returns, prepared by a certified public accountant satisfactory to Lender.

All financial reports required to be provided under this Guaranty shall be prepared in accordance with GAAP, applied on a consistent basis, and certified by Guarantor as being true and correct.

GUARANTOR'S WAIVERS. Except as prohibited by applicable law, Guarantor waives any right to require Lender (A) to continue lending money or to extend other credit to Borrower; (B) to make any presentment, protest, demand, or notice of any kind, including notice of any nonpayment of the Indebtedness or of any nonpayment related to any collateral, or notice of any action or non-action on the part of Borrower, Lender, any surety, endorser, or other guarantor in connection with the Indebtedness or in connection with the creation of new or additional loans or obligations; (C) to resort for payment or to proceed directly or at once against any person, including Borrower or any other guarantor; (D) to proceed directly against or exhaust any collateral held by Lender from Borrower, any other guarantor, or any other person; (E) to give notice of Lender's acceptance of this Guaranty, or of any default by Borrower under the Indebtedness or any agreement with Lender, or of the terms, time, and place of any public or private sale of personal property security held by Lender from Borrower or to comply with any other applicable provisions of the Uniform Commercial Code; (F) to pursue any other remedy within Lender's power; or (G) to commit any act or omission of any kind, or at any time, with respect to any matter whatsoever.

In addition to the waivers set forth herein, if now or hereafter Borrower is or shall become insolvent and the Indebtedness shall not at all times until paid be fully secured by collateral pledged by Borrower, Guarantor hereby forever waives and gives up in favor of Lender and Borrower, and Lender's and Borrower's respective successors, any claim or right to payment Guarantor may now have or hereafter have or acquire against Borrower, by subrogation or otherwise, so that at no time shall Guarantor be or become a "creditor" of Borrower within the meaning of 11 U.S.C. section 547(b), or any successor provision of the Federal bankruptcy laws.

Guarantor also waives any and all rights or defenses arising by reason of (A) any "one action" or "anti-deficiency" law or any other law which may prevent Lender from bringing any action, including a claim for deficiency, against Guarantor, before or after Lender's commencement or completion of any foreclosure action, either judicially or by exercise of a power of sale; (B) any election of remedies by Lender which destroys or otherwise adversely affects Guarantor's subrogation rights or Guarantor's rights to proceed against Borrower for reimbursement, including without (imitation, any loss of rights Guarantor may suffer by reason of any law limiting, qualifying, or discharging the Indebtedness; (C) any disability or other defense of Borrower, of any other guarantor, or of any other person, or by reason of the cessation of Borrower's liability from any cause whatsoever, other than payment in full in legal tender, of the Indebtedness; (DI any right to claim discharge of the Indebtedness on the basis of unjustified impairment of any collateral for the Indebtedness; (E) any statute of limitations, if at any time any action or suit brought by Lender against Guarantor is commenced, there is outstanding

Indebtedness of Borrower to Lender which is not barred by any applicable Statute of limitations; or (F) any defenses given to guarantors at law or in equity other than actual payment and performance of the Indebtedness. If payment is made by Borrower, whether voluntarily or otherwise, or by any third party, on the Indebtedness and thereafter Lender is forced to remit the amount of that payment to Borrower's trustee in bankruptcy or to any similar person under any federal or state bankruptcy law or law for the relief of debtors, the Indebtedness shall be considered unpaid for the purpose of the enforcement of this Guaranty.

Guarantor further waives and agrees not to assert or claim at any time any deductions to the amount guaranteed under this Guaranty for any claim of setoff, counterclaim, counter demand, recoupment or similar right, whether such claim, demand or right may be asserted by the Borrower, the Guarantor, or both.

GUARANTOR'S UNDERSTANDING WITH RESPECT TO WAIVERS. Guarantor warrants and Agrees that each of the waivers set forth above is made with Guarantor's full knowledge of its significance and consequences and that, under the circumstances, the waivers are reasonable and not contrary to public policy or law. If any such waiver is determined to be contrary to any applicable law or public policy, such waiver shall be effective only to the extent permitted by law or public policy.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Guarantor's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Guarantor holds jointly with someone else and all accounts Guarantor may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Guarantor authorizes Lender, to the extent permitted by applicable law, to hold these funds if there is a default, and Lender may apply the funds in these accounts to pay what Guarantor owes under the terms of this Guaranty.

SUBORDINATION OF BORROWER'S DEBTS TO GUARANTOR. Guarantor agrees that the Indebtedness of Borrower to Lender, whether now existing or hereafter created, shall be superior to any claim that Guarantor may now have or hereafter acquire against Borrower, whether or not Borrower becomes insolvent. Guarantor hereby expressly subordinates any claim Guarantor may have against Borrower, upon any account whatsoever, to any claim that Lender may now or hereafter have against Borrower. In the event of insolvency and consequent liquidation of the assets of Borrower, through bankruptcy, by an assignment for the benefit of creditors, by voluntary liquidation, or otherwise, the assets of Borrower applicable to the payment of the claims of both Lender and Guarantor shall be paid to Lender and shall be first applied by Lender to the Indebtedness of Borrower to Lender. Guarantor does hereby assign to Lender all claims which it may have or acquire against Borrower or against any assignee or trustee in bankruptcy of Borrower; provided however, that such assignment shall be effective only for the purpose of assuring to Lender full payment in legal tender of the Indebtedness. If Lender so requests, any notes or credit agreements now or hereafter evidencing any debts or obligations of Borrower to Guarantor shall be marked with a legend that the same are subject to this Guaranty and shall be delivered to Lender. Guarantor agrees, and Lender is hereby authorized, in the name of Guarantor, from time to time to file financing statements and continuation statements and to execute documents and to take such other actions as Lender deems necessary or appropriate to perfect, preserve and enforce its rights under this Guaranty.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Guaranty:

Amendments. This Guaranty, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Guaranty. No alteration of or amendment to this Guaranty shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

Attorneys' Fees; Expenses. Guarantor agrees to pay upon demand Lender's costs and expenses, including Lender's attorneys' fees and Lender's legal expenses, incurred in connection with the enforcement of this Guaranty. Lender may hire or pay someone else to help enforce this Guaranty, and Guarantor shall pay the costs and expenses of such enforcement. Costs and expenses include Lender's attorneys' fees and legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy.

COMMERCIAL GUARANTY

Loan No: 11001                (Continued)           Page 3

proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Guarantor also shall pay all court costs and such additional fees as may be directed by the court.

Caption Headings. Caption headings in this Guaranty are for convenience purposes only and are not to be used to interpret or define the provisions of this Guaranty.

Governing Law. This Guaranty will be governed by, construed and enforced in accordance with federal law and the laws of the State of Maine. This Guaranty has been accepted by Lender in the State of Maine.

Integration. Guarantor further agrees that Guarantor has read and fully understands the terms of this Guaranty; Guarantor has had the opportunity to be advised by Guarantor's attorney with respect to this Guaranty; the Guaranty fully reflects Guarantor's intentions and parol evidence is not required to interpret the terms of this Guaranty. Guarantor hereby indemnifies and holds Lender harmless from all losses, claims, damages, and costs (including Lender's attorneys' fees) suffered or incurred by Lender as a result of any breach by Guarantor of the warranties, Representations and agreements of this paragraph.

Interpretation. In all cases where there is more than one Borrower or Guarantor, then all words used in this Guaranty in the singular shall be deemed to have been used in the plural where the context and construction so require; and where there is more than one Borrower named in this Guaranty or when this Guaranty is executed by more than one Guarantor, the words "Borrower" and "Guarantor" respectively shall mean all and any one or more of them. The words "Guarantor," "Borrower," and "Lender" include the heirs, successors, assigns, and transferees of each of them. If a court finds that any provision of this Guaranty is not valid or should not be enforced, that fact by itself will not mean that the rest of this Guaranty will not be valid or enforced. Therefore, a court will enforce the rest of the provisions of this Guaranty even if a provision of this Guaranty may be found to be invalid or unenforceable. If any one or more of Borrower or Guarantor are corporations, partnerships, limited liability companies, or similar entities, it is not necessary for Lender to inquire into the powers of Borrower or Guarantor or of the officers, directors, partners, managers, or other agents acting or purporting to act on their behalf, and any indebtedness made or created in reliance upon the professed exercise of such powers shall be guaranteed under this Guaranty.

Notices. Any notice required to be given under this Guaranty shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Guaranty. Any party may change its address for notices under this Guaranty by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Guarantor agrees to keep Lender informed at all times of Guarantor's current address. Unless otherwise provided or required by law, if there is more than one Guarantor, any notice given by Lender to any Guarantor is deemed to be notice given to all Guarantors.

No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Guaranty unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Guaranty shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Guaranty. No prior waiver by Lender, nor any course of dealing between Lender and Guarantor, shall constitute a waiver of any of Lender's rights or of any of Guarantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Guaranty, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

Successors and Assigns. Subject to any limitations stated in this Guaranty on transfer of Guarantor's interest, this Guaranty shall be binding upon and inure to the benefit of the parties, their successors and assigns.

Waive Jury. Guarantor hereby expressly and voluntarily waives any and all rights, whether arising under the Maine constitution, and any Rules of Civil Procedure, common law or otherwise, to demand a trial by jury in any action, suit, proceeding or counterclaim involving Lender as to any matter, claim or cause of action whatsoever arising out of or in any way related to any agreement or loan with Lender or any of the transactions contemplated between the parties.

ADDITIONAL INDEBTEDNESS GUARANTEED. In addition to the Indebtedness described in the paragraph herein entitled "Indebtedness Guaranteed", the Indebtedness guaranteed by this Guaranty includes any and all amounts owing by Borrower to Lender under any derivative or hedging product, including, without limitation, interest rate or equity swaps, futures, options, caps, floors, collars, or forwards entered into by Borrower and Lender in connection with the Note or any other Indebtedness guaranteed hereunder.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Guaranty. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Guaranty shall have the meanings attributed to such terms in the Uniform Commercial Code:

Borrower. The word "Borrower" means ADCO Surgical Supply, Inc. and includes all co-signers and co-makers signing the Note.

GAAP. The word "GAAP" means generally accepted accounting principles.

Guarantor. The word "Guarantor" means each and every person or entity signing this Guaranty, including without limitation Nyer Medical Group, Inc..

Guaranty. The word 'Guaranty" means the guaranty from Guarantor to Lender, including without limitation a guaranty of all or part of the Note.

Indebtedness. The word "Indebtedness" means Borrower's indebtedness to Lender as more particularly described in this Guaranty.

Lender. The word "Lender" means KeyBank National Association, its successors and assigns.

Note. The word "Note" means the promissory note dated October 6, 2004, in the original principal amount of $300,000.00 from Borrower to Lender, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of, and substitutions for the promissory note or agreement.

Related Documents. The words "Related Documents" mean all promissory notes. credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

COMMERCIAL GUARANTY

Loan No: 11001                 (Continued)     Page 4



EACH UNDERSIGNED GUARANTOR ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS GUARANTY AND AGREES TO ITS TERMS. IN ADDITION, EACH GUARANTOR UNDERSTANDS THAT THIS GUARANTY IS EFFECTIVE UPON GUARANTOR'S EXECUTION AND DELIVERY OF THIS GUARANTY TO LENDER AND THAT THE GUARANTY WILL CONTINUE UNTIL TERMINATED IN THE MANNER SET FORTH IN THE SECTION TITLED "DURATION OF GUARANTY". NO FORMAL ACCEPTANCE BY LENDER IS NECESSARY TO MAKE THIS GUARANTY EFFECTIVE. THIS GUARANTY IS DATED OCTOBER 6, 2004.

GUARANTOR:



NYER MEDICAL GROUP, INC.


By:     /s/ Karen Wright
            Karen Wright, President Nyer Medical Group, Inc.

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                             2004 Annual Report on Form 10-K

Exhibit 10.15

     Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical
                Supply, Inc. - Mortgage.

RECORDATION REQUESTED BY:
KeyBank National Association
ME-MM-Bangor
23 Water St.
Bangor, ME 04401


WHEN RECORDED MAIL TO:
KeyBank National Association
Mail Code: OH-01-51-O544
4910 Tiedeman Road
Brooklyn, OH 44144


                              SEND TAX NOTICES TO:
ADCO Surgical Supply, Inc.
1292 Hammond Street
Bangor, ME 04401

MORTGAGE

MAXIMUM LIEN. The lien of this Mortgage will not exceed at any one time the principal amount of $300,000.00, plus interest and other advances Lender makes which are necessary to protect Lender's security interest.

THIS MORTGAGE dated October 6, 2004, is made and executed between ADCO Surgical Supply, Inc., a Maine corporation, whose address is 1292 Hammond Street, Bangor, ME 04401(referred to below as "Grantor") and KeyBank National Association, whose address is 23 Water St., Bangor, ME 04401 referred to below as "Lender"). This Mortgage is given primarily for a business, commercial or agricultural purpose.

GRANT OF MORTGAGE. In consideration of the loans secured hereby and for other valuable consideration, the receipt of which is hereby acknowledged, Grantor does hereby give, grant, bargain, sell, mortgage and convey to Lender, its successors and assigns, forever, the following described real property, together with all existing or subsequently erected or affixed buildings, improvements and fixtures; all easements, rights of way, and appurtenances; all water, water rights, watercourses and ditch rights (including stock in utilities with ditch or irrigation rights); and all other rights, royalties, and profits relating to the real property, including without limitation all minerals, oil, gas, geothermal and similar matters, (the "Real Property" located in Penobscot County, State of Maine:

See Exhibit A, which is attached to this Mortgage and made a part of this Mortgage as if fully set forth herein. The Real Property or its address is commonly known as 1292 Hammond Street, Bangor, ME 04401.

CROSS-COLLATERALIZATION. In addition to the Note, this Mortgage secures all obligations, debts and liabilities, plus interest thereon, of Grantor to Lender, or any one or more of them, as well as all claims by Lender against Grantor or any one or more of them, whether now existing or hereafter arising, whether related or unrelated to the purpose of the Note, whether voluntary or otherwise, whether due or not due, direct or indirect, determined or undetermined, absolute or contingent, liquidated or unliquidated whether Grantor may be liable individually or jointly with others, whether obligated as guarantor, surety, accommodation party or otherwise, and whether recovery upon such amounts may be or hereafter may become barred by any statute of limitations, and whether the obligation to repay such amounts may be or hereafter may become otherwise unenforceable.

REVOLVING LINE OF CREDIT. This Mortgage secures the Indebtedness including, without limitation, a revolving line of credit, which obligates Lender to make future advances to Grantor so long as Grantor complies with all the terms of the Note.

Grantor presently assigns to Lender all of Grantors right, title, and interest in and to all present and future leases of the Property and all Rents from the Property. In addition, Grantor grants to Lender a Uniform Commercial Code security interest in the Personal Property and Rents.

THIS MORTGAGE, INCLUDING THE ASSIGNMENT OF RENTS AND THE SECURITY INTEREST IN THE RENTS AND PERSONAL PROPERTY. IS GIVEN TO SECURE IA) PAYMENT OF THE INDEBTEDNESS AND (B)PERFORMANCE OF ANY AND ALL OBLIGATIONS UNDER THE NOTE, THE RELATED DOCUMENTS, AND THIS MORTGAGE. PROVIDED, NEVERTHELESS, that if Grantor shall pay all Indebtedness secured hereby, including without limitation, all principal and interest under the terms of the Note, and shall well and truly perform the obligations contained in this Mortgage, then this Mortgage shall be null and void, otherwise to remain in full force and effect. THIS MORTGAGE IS GIVEN AND ACCEPTED ON THE FOLLOWING TERMS:

PAYMENT AND PERFORMANCE. Except as otherwise provided in this Mortgage, Grantor shall pay to Lender all amounts secured by this

MORTGAGE
Loan No: 11001                 (Continued)     Page 2


Mortgage as they become due and shall strictly perform all of Grantor's obligations under this Mortgage.

POSSESSION AND MAINTENANCE OF THE PROPERTY. Grantor agrees that Grantor's possession and use of the Property shall be governed by the following provisions:

Possession and Use. Until Default, Grantor may (1) remain in possession and control of the Property; (2) use, operate or manage the Property; and (3) collect the Rents from the Property.

Duty to Maintain. Grantor shall maintain the Property in tenantable condition and promptly perform all repairs, replacements, and maintenance necessary to preserve its value.

Compliance With Environmental Laws. Grantor represents and warrants to Lender that: (1) During the period of Grantor's ownership of the Property, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance by any person on, under, about or from the Property; (2) Grantor has no knowledge of, or reason to believe that there has been, except as previously disclosed to and acknowledged by Lender in writing, (a) any breach or violation of any Environmental Laws, (b) any use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance on, under, about or from the Property by any prior owners or occupants of the Property, or (C) any actual or threatened litigation or claims of any kind by any person relating to such matters; and (3) Except as previously disclosed to and acknowledged by Lender in writing, (a) neither Grantor nor any tenant, contractor, agent or other authorized user of the Property shall use, generate, manufacture, store, treat, dispose of or release any Hazardous Substance on, under, about or from the Property; and (b) any such activity shall be conducted in compliance with all applicable federal, state, and local laws, regulations and ordinances, including without limitation all Environmental Laws. Grantor authorizes Lender and its agents to enter upon the Property to make such inspections and tests, at Grantor's expense, as Lender may deem appropriate to determine compliance of the Property with this section of the Mortgage. Any inspections or tests made by Lender shall be for Lender's purposes only and shall not be construed to create any responsibility or liability on the part of Lender to Grantor or to any other person. The representations and warranties contained herein are based on Grantor's due diligence in investigating the Property for Hazardous Substances. Grantor hereby(1)releases and waives any future claims against Lender for indemnity or contribution in the event Grantor becomes liable for cleanup or other costs under any such laws; and (2) agrees to indemnify and hold harmless Lender against any and all claims, losses, liabilities, damages, penalties, and expenses which Lender may directly or indirectly sustain or suffer resulting from a breach of this section of the Mortgage or as a consequence of any use, generation, manufacture, storage, disposal, release or threatened release occurring prior to Grantor's ownership or interest in the Property, whether or not the same was or should have been known to Grantor. The provisions of this section of the Mortgage, including the obligation to indemnify, shall survive the payment of the Indebtedness and the satisfaction and reconveyance of the lien of this Mortgage and shall not be affected by Lender's acquisition of any interest in the Property, whether by foreclosure or otherwise.

Nuisance, Waste. Grantor shall not cause, conduct or permit any nuisance nor commit, permit, or suffer any stripping of or waste on or to the Property or any portion of the Property. Without limiting the generality of the foregoing, Grantor will not remove, or grant to any other party the right to remove, any timber, minerals(including oil and gas), coal, clay, scoria, soil, gravel or rock products without Lender's prior written consent.

Removal of Improvements. Grantor shall not demolish or remove any Improvements from the Real Property without Lenders prior written consent, As a condition to the removal of any Improvements, Lender may require Grantor to make arrangements satisfactory to Lender to replace such Improvements with Improvements of at least equal value.

Lender's Right to Enter. Lender and Lender's agents and representatives may enter upon the Real Property at all reasonable times to attend to Lender's interests and to inspect the Real Property for purposes of Grantor's compliance with the terms and conditions of this Mortgage.

Compliance with Governmental Requirements. Grantor shall promptly comply with all laws, ordinances, and regulations, now or hereafter in effect, of all governmental authorities applicable to the use or occupancy of the Property, including without limitation, the Americans With Disabilities Act. Grantor may contest in good faith any such law, ordinance, or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Grantor has notified Lender in writing prior to doing so and so long as, in Lender's sole opinion, Lender's interests in the Property are not jeopardized. Lender may require Grantor to post adequate security or a surety bond, Reasonably satisfactory to Lender, to protect Lender's interest.

Duty to Protect. Grantor agrees neither to abandon or leave unattended the Property. Grantor shall do all other acts, in addition to those acts set forth above in this section, which from the character and use of the Property are reasonably necessary to protect and preserve the Property.

DUE ON SALE - CONSENT BY LENDER. Lender may, at Lender's option, declare immediately due and payable all sums secured by this Mortgage upon the sale or transfer, without Lender's prior written consent, of all or any part of the Real Property, or any interest in the Real Property. A "sale or transfer' means the conveyance of Real Property or any right, title or interest in the Real Property; whether legal, beneficial or equitable; whether voluntary or involuntary; whether by outright sale, deed, installment sale contract, land contract, contract for deed, leasehold interest with a term greater than three
(3) years, lease-option contract, or by sale, assignment, or transfer of any beneficial interest in or to any land trust holding title to the Real Property, or by any other method of conveyance of an interest in the Real Property. If any Grantor is a corporation, partnership or limited liability company, transfer also includes any change in ownership of more than twenty-five percent (25%) of the voting stock, partnership interests or limited liability company interests, as the case may be, of such Grantor. However, this option shall not be exercised by Lender if such exercise is prohibited by federal law or by Maine law.

TAXES AND LIENS. The following provisions relating to the taxes and liens on the Property are part of this Mortgage:

Payment. Grantor shall pay when due land in all events prior to delinquency) all taxes, payroll taxes, special taxes, assessments, water charges and sewer service charges levied against or on account of the Property, and shall pay when due all claims for work


MORTGAGE
Loan No: 11001               (Continued)Page 3
done on or for services rendered or material furnished to the Property. Grantor shall maintain the Property free of any liens having priority over or equal to the interest of Lender under this Mortgage, except for the Existing Indebtedness referred to in this Mortgage or those liens specifically agreed to in writing by Lender, and except for the lien of taxes and assessments not due as further specified in the Right to Contest paragraph.

Right to Contest. Grantor may withhold payment of any tax, assessment, or claim in connection with a good faith dispute over the obligation to pay, so long as Lender's interest in the Property is not jeopardized. If a lien arises or is filed as a result of nonpayment, Grantor shall within fifteen (15) days after the lien arises or, if a lien is filed, within fifteen (15) days after Grantor has notice of the filing, secure the discharge of the lien, or if requested by Lender, deposit with Lender cash or a sufficient corporate surety bond or other security satisfactory to Lender in an amount sufficient to discharge the lien plus any costs and attorneys' fees, or other charges that could accrue as a result of a foreclosure or sale under the lien. In any contest, Grantor shall defend itself and Lender and shall satisfy any adverse judgment before enforcement against the Property. Grantor shall name Lender as an additional obligee under any surety bond furnished in the contest proceedings.

Evidence of Payment. Grantor shall upon demand furnish to Lender satisfactory evidence of payment of the taxes or assessments and shall authorize the appropriate governmental official to deliver to Lender at any time a written statement of the taxes and assessments against the Property.

Notice of Construction. Grantor shall notify Lender at least fifteen (15) days before any work is commenced, any services are furnished, or any materials are supplied to the Property, if any mechanic's lien, materialmen's lien, or other lien could be asserted on account of the work, services, or materials and the cost exceeds $5,000.00. Grantor will upon request of Lender furnish to Lender advance assurances satisfactory to Lender that Grantor can and will pay the cost of such improvements.

PROPERTY DAMAGE INSURANCE. The following provisions relating to insuring the Property are a part of this Mortgage:

Maintenance of Insurance. Grantor shall procure and maintain policies of fire insurance with standard extended coverage endorsements on a replacement basis for the full insurable value covering all Improvements on the Real Property in an amount sufficient to avoid application of any coinsurance clause, and with a standard mortgagee clause in favor of Lender. Grantor shall also procure and maintain comprehensive general liability insurance in such coverage amounts as Lender may request with Lender being named as additional insureds in such liability insurance policies. Additionally, Grantor shall maintain such other insurance, including but not limited to hazard, business interruption and boiler insurance as Lender may require. Policies shall be written by such insurance companies and in such form as may be reasonably acceptable to Lender. Grantor shall deliver to Lender certificates of coverage from each insurer containing a stipulation that coverage will not be cancelled or diminished without a minimum of ten (10) days' prior written notice to Lender and not containing any disclaimer of the insurer's liability for failure to give such notice. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Grantor or any other person. Should the Real Property be located in an area designated by the Director of the Federal Emergency Management Agency as a special flood hazard area, Grantor agrees to obtain and maintain Federal Flood Insurance, if available, within 45 days after notice is given by Lender that the Property is located in a special flood hazard area, for the full unpaid principal balance of the loan and any prior liens on the property securing the loan, up to the maximum policy limits set under the National Flood Insurance Program, or as otherwise required by Lender, and to maintain such insurance for the term of the loan.

Application of Proceeds. Grantor shall promptly notify Lender of any loss or damage to the Property if the estimated cost of repair or replacement exceeds $500.00. Lender may make proof of loss if Grantor fails to do so within fifteen
(15) days of the casualty. Whether or not Lender's security is impaired, Lender may, at Lender's election, receive and retain the proceeds of any insurance and apply the proceeds to the reduction of the Indebtedness, payment of any lien affecting the Property, or the restoration and repair of the Property. If Lender elects to apply the proceeds to restoration and repair, Grantor shall repair or replace the damaged or destroyed Improvements in a manner satisfactory to Lender. Lender shall, upon satisfactory proof of such expenditure, pay or reimburse Grantor from the proceeds for the reasonable cost of repair or restoration if Grantor is not in default under this Mortgage. Any proceeds which have not been disbursed within 180 days after their receipt and which Lender has not committed to the repair or restoration of the Property shall be used first to pay any amount owing to Lender under this Mortgage, then to pay accrued interest, and the remainder, if any, shall be applied to the principal balance of the Indebtedness. If Lender holds any proceeds after payment in full of the Indebtedness, such proceeds shall be paid to Grantor as Grantor's interests may appear.

Compliance with Existing Indebtedness. During the period in which any Existing Indebtedness described below is in effect, compliance with the insurance provisions contained in the instrument evidencing such Existing Indebtedness shall constitute compliance with the insurance provisions under this Mortgage, to the extent compliance with the terms of this Mortgage would constitute a duplication of insurance requirement, If any proceeds from the insurance become payable on loss, the provisions in this Mortgage for division of proceeds shall apply only to that portion of the proceeds not payable to the holder of the Existing Indebtedness.

Grantor's Report on Insurance. Upon request of Lender, however not more than once a year, Grantor shall furnish to Lender a report on each existing policy of insurance showing: (1) the name of the insurer; 12) the risks insured; (3) the amount of the policy; (4) the property insured, the then current replacement value of such property, and the manner of determining that value; and(5) the expiration date of the policy. Grantor shall, upon request of Lender, have an independent appraiser satisfactory to Lender determine the cash value replacement cost of the Property.

TAX AND INSURANCE RESERVES. Subject to any limitations set by applicable law, Lender may require Grantor to maintain with Lender reserves for payment of annual taxes, assessments, and insurance premiums, which reserves shall be created by advance payment or monthly payments of a sum estimated by Lender to be sufficient to produce, amounts at least equal to the taxes, assessments, and insurance premiums to be paid. The reserve funds shall be held by Lender as a general deposit from Grantor, which Lender may satisfy by payment of the taxes, assessments, and insurance premiums required to be paid by Grantor as they become due. Lender shall have the

MORTGAGE
Loan No: 11001              (Continued)     Page 4


right to draw upon the reserve funds to pay such items, and Lender shall not be required to determine the validity or accuracy of any item before paying it. Nothing in the Mortgage shall be construed as requiring Lender to advance other monies for such purposes, and Lender shall not incur any liability for anything it may do or omit to do with respect to the reserve account. Subject to any limitations set by applicable law, if the reserve funds disclose a shortage or deficiency, Grantor shall pay such shortage or deficiency as required by Lender. All amounts in the reserve account are hereby pledged to further secure the Indebtedness, and Lender is hereby authorized to withdraw and apply such amounts on the Indebtedness upon Default. Lender shall not be required to pay any interest or earnings on the reserve funds unless required by law or agreed to by Lender in writing. Lender does not hold the reserve funds in trust for Grantor, and Lender is not Grantor's agent for payment of the taxes and assessments required to be paid by Grantor.

LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lender's interest in the Property or if Grantor fails to comply with any provision of this Mortgage or any Related Documents, including but not limited to Grantor's failure to comply with any obligation to maintain Existing Indebtedness in good standing as required below, or to discharge or pay when due any amounts Grantor is required to discharge or pay under this Mortgage or any Related Documents, Lender on Grantor's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security interests, encumbrances and other claims, at any time levied or placed on the Property and paying all costs for insuring, maintaining and preserving the Property. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Grantor. All such expenses will become a part of the Indebtedness and, at Lender's option, will (A) be payable on demand; (B) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable insurance policy; or (2) the remaining term of the Note; or (C) betreated as a balloon payment which will be due and payable at the Note's maturity. The Mortgage also will secure payment of these amounts. Such right shall be in addition to all other rights and remedies to which Lender may be entitled upon Default.

WARRANTY; DEFENSE OF TITLE. The following provisions relating to ownership of the Property are a part of this Mortgage:

Title. Grantor warrants that: (a)Grantor holds good and marketable title of record to the Property in fee simple, free and clear of all liens and encumbrances other than those set forth in the Real Property description or in the Existing Indebtedness section below or in any title insurance policy, title report, or final title opinion issued in favor of, and accepted by, Lender in connection with this Mortgage, and (b)Grantor has the full right, power, and authority to execute and deliver this Mortgage to Lender.

Defense of Title. Subject to the exception in the paragraph above, Grantor warrants and will forever defend the title to the Property against the lawful claims of all persons. In the event any action or proceeding is commenced that questions Grantor's title or the interest of Lender under this Mortgage, Grantor shall defend the action at Grantor's expense. Grantor may be the nominal party in such proceeding, but Lender shall be entitled to participate in the proceeding and to be represented in the proceeding by counsel of Lender's own choice, and Grantor will deliver, or cause to be delivered, to Lender such instruments as Lender may request from time to time to permit such participation.

Compliance With Laws. Grantor warrants that the Property and Grantor's use of the Property complies with all existing applicable laws, ordinances, and regulations of governmental authorities.

Survival of Representations and Warranties. All representations, warranties, And agreements made by Grantor in this Mortgage shall survive the execution and delivery of this Mortgage, shall be continuing in nature, and shall remain in full force and effect until such time as Grantor's Indebtedness shall be paid in full.

EXISTING INDEBTEDNESS. The following provisions concerning Existing Indebtedness are a part of this Mortgage:

Existing Lien. The lien of this Mortgage securing the Indebtedness may be secondary and inferior to an existing lien. Grantor expressly covenants and agrees to pay, or see to the payment of, the Existing Indebtedness and to prevent any default on such indebtedness, any default under the instruments evidencing such indebtedness, or any default under any security documents for such indebtedness.

No Modification. Grantor shall not enter into any agreement with the holder of any mortgage, deed of trust, or other security agreement which has priority over this Mortgage by which that agreement is modified, amended, extended, or renewed without the prior written consent of Lender. Grantor shall neither request nor accept any future advances under any such security agreement without the prior written consent of Lender.

CONDEMNATION. The following provisions relating to condemnation proceedings are a part of this Mortgage:

Proceedings. If any proceeding in condemnation is filed, Grantor shall promptly notify Lender in writing, and Grantor shall promptly take such steps as may be necessary to defend the action and obtain the award. Grantor may be the nominal party in such proceeding, but Lender shall be entitled to participate in the proceeding and to be represented in the proceeding by counsel of its own choice, and Grantor will deliver or cause to be delivered to Lender such instruments and documentation as may be requested by Lender from time to time to permit such participation.

Application of Net Proceeds. If all or any part of the Property is condemned by eminent domain proceedings or by any proceeding or purchase in lieu of condemnation, Lender may at its election require that all or any portion of the net proceeds of the award be applied to the Indebtedness or the repair or restoration of the Property. The net proceeds of the award shall mean the award after payment of all reasonable costs, expenses, and attorneys' fees incurred by Lender in connection with the condemnation.

IMPOSITION OF TAXES, FEES AND CHARGES BY GOVERNMENTAL AUTHORITIES. The following provisions relating to governmental taxes, fees and charges are a part of this
Mortgage:

Current Taxes, Fees and Charges. Upon request by Lender, Grantor shall execute such documents in addition to this Mortgage and take whatever other action is requested by Lender to perfect and continue Lender's lien on the Real Property. Grantor shall reimburse

MORTGAGE
Loan No: 11001                 (Continued)            Page 5


Lender for all taxes, as described below, together with all expenses incurred in recording, perfecting or continuing this Mortgage, including without limitation all taxes, fees, documentary stamps, and other charges for recording or registering this Mortgage.

Taxes. The following shall constitute taxes to which this section applies: (1) a specific tax upon this type of Mortgage or upon all or any part of the Indebtedness secured by this Mortgage; 12) a specific tax on Grantor which Grantor is authorized or required to deduct from payments on the Indebtedness secured by this type of Mortgage; 13) a tax on this type of Mortgage chargeable against the Lender or the holder of the Note; and (4) a specific tax on all or any portion of the Indebtedness or on payments of principal and interest made by Grantor.

Subsequent Taxes. If any tax to which this section applies is enacted subsequent to the date of this Mortgage, this event shall have the same effect as Default, and Lender may exercise any or all of its available remedies for Default as provided below unless Grantor either (1) pays the tax before it becomes delinquent, or (2)contests the tax as provided above in the Taxes and Liens section and deposits with Lender cash or a sufficient corporate surety bond or other security satisfactory to Lender.

SECURITY AGREEMENT; FINANCING STATEMENTS. The following provisions relating to this Mortgage as a security agreement are a part of this Mortgage:

Security Agreement. This instrument shall constitute a Security Agreement to the extent any of the Property constitutes fixtures, and Lender shall have all of the rights of a secured party under the
 Uniform Commercial Code as amended from time to time.

Security Interest. Upon request by Lender, Grantor shall take whatever action is requested by Lender to perfect and continue Lender's security interest in the Rents and Personal Property. In addition to recording this Mortgage in the real property records, Lender may, at any time and without further authorization from Grantor, file executed counterparts, copies or reproductions of this Mortgage as a financing statement. Grantor shall reimburse Lender for all expenses incurred in perfecting or continuing this security interest. Upon default, Grantor shall not remove, sever or detach the Personal Property from the Property. Upon default, Grantor shall assemble any Personal Property not affixed to the Property in a manner and at a place reasonably convenient to Grantor and Lender and make it available to Lender within three (3) days after receipt of written demand from Lender to the extent permitted by applicable law.

Addresses. The mailing addresses of Grantor (debtor) and Lender (secured party) from which information concerning the security interest granted by this Mortgage may be obtained leach as required by the Uniform Commercial Code) are as stated on the first page of this Mortgage.

FURTHER ASSURANCES; ATTORNEY-IN-FACT. The following provisions relating to further assurances and attorney-in-fact are a part of this Mortgage:

Further Assurances. At any time, and from time to time, upon request of Lender, Grantor will make, execute and deliver, or will cause to be made, executed or delivered, to Lender or to Lender's designee, and when requested by Lender, cause to be filed, recorded, refiled, or rerecorded, as the case may be, at such times and in such offices and places as Lender may deem appropriate, any and all such mortgages, deeds of trust, security deeds, security agreements, financing statements, continuation statements, instruments of further assurance, certificates, and other documents as may, in the sole opinion of Lender, be necessary or desirable in order to effectuate, complete, perfect, continue, or preserve (11 Grantor's obligations under the Note, this Mortgage, and the Related Documents, and 12) the liens and security interests created by this Mortgage on the Property, whether now owned or hereafter acquired by Grantor. Unless prohibited by law or Lender agrees to the contrary in writing, Grantor shall reimburse Lender for all costs and expenses incurred in connection with the matters referred to in this paragraph.

Attorney-in-Fact. If Grantor fails to do any of the things referred to in the preceding paragraph, Lender may do so for and in the name of Grantor and at Grantor's expense. For such purposes, Grantor hereby irrevocably appoints Lender as Grantor's attorney-in-fact for the purpose of making, executing, delivering, filing, recording, and doing all other things as may be necessary or desirable, in Lender's sole opinion, to accomplish the matters referred to in the preceding paragraph.

DEFAULT. Default will occur if payment in full is not made immediately when due.

RIGHTS AND REMEDIES ON DEFAULT. Upon Default and at any time thereafter, Lender, at Lender's option, may exercise any one or more of the following rights and remedies, in addition to any other rights or remedies provided by law:

Accelerate Indebtedness. Lender shall have the right at its option without notice to Grantor to declare the entire Indebtedness immediately due and payable, including any prepayment penalty which Grantor would be required to pay.

UCC Remedies. With respect to all or any part of the Personal Property, Lender shall have all the rights and remedies of a secured party under the Uniform Commercial Code.

Collect Rents. Lender shall have the right, without notice to Grantor, to take possession of the Property and, with or without taking possession of the Property, to collect the Rents, including amounts past due and unpaid, and apply the net proceeds, over and above Lender's costs, against the Indebtedness. In furtherance of this right, Lender may require any tenant or other user of the Property to make payments of rent or use fees directly to Lender. If the Rents are collected by Lender, then Grantor irrevocably designates Lender as Grantor's attorney-in-fact to endorse instruments received in payment thereof in the name of Grantor and to negotiate the same and collect the proceeds. Payments by tenants or other users to Lender in response to Lender's demand shall satisfy the obligations for which the payments are made, whether or not any proper grounds for the demand existed. Lender may exercise its rights under this subparagraph either in person, by agent, or through a receiver. Lender's receipt and acceptance of any Rents shall not waive foreclosure nor in any way affect Lender's rights to collect all amounts secured by this Mortgage nor Lender's remedies for such collection.

Appoint Receiver. Lender shall have the right to have a receiver appointed to take possession of all or any part of the Property, with the power to protect and preserve the Property, to operate the Property preceding foreclosure or sale, and, with or without taking



MORTGAGE
Loan No: 11001     (Continued)     Page 6


possession of the Property to collect the Rents from the Property and apply the proceeds, over and above the cost of the receivership, against the Indebtedness. The receiver may serve without bond if permitted by law. Lender's right to the appointment of a receiver shall exist whether or not the apparent value of the Property exceeds the Indebtedness by a substantial amount. Employment by Lender shall not disqualify a person from serving as a receiver.

Judicial Foreclosure. Lender may obtain a judicial decree foreclosing Grantor's interest in all or any part of the Property.

Nonjudicial Sale. Lender may foreclose Grantor's interest in all or in any part of the Real Property by non-judicial sale under a Statutory Power of Sale which Grantor hereby gives to Lender. Lender may also exercise non-judicial remedies against the Personal Property.

Deficiency Judgment. If permitted by applicable law, Lender may obtain a judgment for any deficiency remaining in the Indebtedness due to Lender after application of all amounts received from the exercise of the rights provided in this section.

Tenancy at Sufferance. If Grantor remains in possession of the Property after the Property is sold as provided above or Lender otherwise becomes entitled to possession of the Property upon default of Grantor, Grantor shall become a tenant at sufferance of Lender or the purchaser of the Property and shall, at Lender's option, either(1) pay a reasonable rental for the use of the Property, or(2) vacate the Property immediately upon the demand of Lender.

Other Remedies. Lender shall have all other rights and remedies provided in this Mortgage or the Note or available at law or in equity.

Sale of the Property. To the extent permitted by applicable law, Grantor hereby waives any and all right to have the Property marshalled. In exercising its rights and remedies, Lender shall be free to sell all or any part of the Property together or separately, in one sale or by separate sales. Lender shall be entitled to bid at any public sale on all or any portion of the Property.

Notice of Sale. Lender shall give Grantor reasonable notice of the time and place of any public sale of the Personal Property or of the time after which any private sale or other intended disposition of the Personal Property is to be made. Reasonable notice shall mean notice given at least ten 110) days before the time of the sale or disposition. Any sale of the Personal Property may be made in conjunction with any sale of the Real Property.

Election of Remedies. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Grantor under this Mortgage, after Grantor's failure to perform, shall not affect Lender's right to declare a default and exercise its remedies. Nothing under this Mortgage or otherwise shall be construed so as to limit or restrict the rights and remedies available to Lender following Default, or in any way to limit or restrict the rights and ability of Lender to proceed directly against Grantor and/or against any other co-maker, guarantor, surety or endorser and/or to proceed against any other collateral directly or indirectly securing the Indebtedness.

Attorneys' Fees; Expenses. If Lender institutes any suit or action to enforce any of the terms of this Mortgage, Lender shall be entitled to recover such sum as the court may adjudge reasonable as attorneys' fees at trial and upon any appeal. Whether or not any court action is involved, all reasonable expenses that Lender incurs, including attorneys' fees, which in Lender's opinion are necessary at any time for the protection of its interest or the enforcement of its rights shall become a part of the Indebtedness.

NOTICES. Any notice required to be given under this Mortgage, including without limitation any notice of default and any notice of sale shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Mortgage. All copies of notices of foreclosure from the holder of any lien which has priority over this Mortgage shall be sent to Lender's address, as shown near the beginning of this Mortgage. Any party may change its address for notices under this Mortgage by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Grantor agrees to keep Lender informed at all times of Grantor's current address. Unless otherwise provided or required by law, if there is more than one Grantor, any notice given by Lender to any Grantor is deemed to be notice given to all Grantors.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Mortgage:

Amendments. This Mortgage, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Mortgage. No alteration of or amendment to this Mortgage shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.
Annual Reports. If the Property is used for purposes other than Grantor's residence, Grantor shall furnish to Lender, upon request, a certified statement of net operating income received from the Property during Grantor's previous fiscal year in such form and detail as Lender shall require. "Net operating income" shall mean all cash receipts from the Property less all cash expenditures made in connection with the operation of the Property.

Caption Headings. Caption headings in this Mortgage are for convenience purposes only and are not to be used to interpret or define the provisions of this Mortgage.

Governing Law. This Mortgage will be governed by, construed and enforced in accordance with federal law and the laws of the State of Maine. This Mortgage has been accepted by Lender in the State of Maine.

No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Mortgage unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Mortgage shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Mortgage. No prior waiver by Lender, nor any course of dealing between Lender and Grantor, shall constitute a waiver of any of Lender's rights or of any of Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Mortgage, the granting of such consent by Lender

MORTGAGE
Loan No: 11001      (Continued)       Page 7


in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

Severability. If a court of competent jurisdiction finds any provision of this Mortgage to be illegal, invalid, or unenforceable as to any circumstance, that finding shall not make the offending provision illegal, invalid, or unenforceable as to any other circumstance. If feasible, the offending provision shall be considered modified so that it becomes legal, valid and enforceable, If the offending provision cannot be so modified, it shall be considered deleted from this Mortgage. Unless otherwise required by law, the illegality, invalidity, or unenforceability of any provision of this Mortgage shall not affect the legality, validity or enforceability of any other provision of this Mortgage.

Merger. There shall be no merger of the interest or estate created by this Mortgage with any other interest or estate in the Property at any time held by or for the benefit of Lender in any capacity, without the written consent of Lender.

Successors and Assigns. Subject to any limitations stated in this Mortgage on transfer of Grantor's interest, this Mortgage shall be binding upon and inure to the benefit of the parties, their successors and assigns. If ownership of the Property becomes vested in a person other than Grantor, Lender, without notice to Grantor, may deal with Grantor's successors with reference to this Mortgage and the Indebtedness by way of forbearance or extension without releasing Grantor from the obligations of this Mortgage or liability under the Indebtedness.

Time is of the Essence. Time is of the essence in the performance of this Mortgage.

Waive Jury. Grantor hereby expressly and voluntarily waives any and all rights, whether arising under the Maine constitution, and any Rules of Civil Procedure, common law or otherwise, to demand a trial by jury in any action, suit, proceeding or counterclaim involving Lender as to any matter, claim or cause of action whatsoever arising out of or in any way related to any agreement or loan with Lender or any of the transactions contemplated between the parties.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Mortgage. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Mortgage shall have the meanings attributed to such terms in the Uniform Commercial Code:

Borrower. The word "Borrower" means ADCO Surgical Supply, Inc. and includes all co-signers and co-makers signing the Note,

Default. The word "Default" means
the Default set forth in this Mortgage in the section titled "Default".

Environmental Laws. The words "Environmental Laws" mean any and all state, federal and local statutes, regulations and ordinances relating to the protection of human health or the environment, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, at seq. ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986, Pub. L. No. 99-499 )"SARA"), the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, at seq., the Maine Hazardous Waste Act, the Maine Uncontrolled Substance Site Law, or other applicable state or federal laws, rules, or regulations adopted pursuant thereto.

Existing Indebtedness. The words "Existing Indebtedness" mean the indebtedness described in the Existing Liens provision of this Mortgage.

Grantor. The word "Grantor" means ADCO Surgical Supply, Inc..

Hazardous Substances. The words "Hazardous Substances" mean materials that, because of their quantity, concentration or physical, chemical or infectious characteristics, may cause or pose a present or potential hazard to human health or the environment when improperly used, treated, stored, disposed of, generated, manufactured, transported or otherwise handled. The words "Hazardous Substances" are used in their very broadest sense and include without Limitation any and all hazardous or toxic substances, materials or waste as defined by or listed under the Environmental Laws. The term "Hazardous Substances" also includes, without limitation, petroleum and petroleum by- products or any fraction thereof and asbestos.

Improvements. The word "Improvements" means all existing and future improvements, buildings, structures, mobile homes affixed on the Real Property, facilities, additions, replacements and other construction on the Real Property.

Indebtedness. The word "Indebtedness" means all principal, interest, and other amounts, costs and expenses payable under the Note or Related Documents, together with all renewals of, extensions of, modifications of, consolidations of and substitutions for the Note or Related Documents and any amounts expended or advanced by Lender to discharge Grantor's obligations or expenses incurred by Lender to enforce Grantor's obligations under this Mortgage, together with interest on such amounts as provided in this Mortgage. Specifically, without limitation, Indebtedness includes all amounts that may be indirectly secured by the Cross-Collateralization provision of this Mortgage.

Lender. The word "Lender" means KeyBank National Association, its successors and assigns.

Mortgage. The word "Mortgage" means this Mortgage between Grantor and Lender.

Note. The word "Note" means the promissory note dated October 6, 2004, in the original principal amount of $300,000.00 from Grantor to Lender, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of, and substitutions for the promissory note or agreement. The maturity date of this Mortgage is __________________________NOTICE TO GRANTOR:
THE NOTE CONTAINS A VARIABLE INTEREST RATE.

Personal Property. The words "Personal Property" mean all equipment, fixtures, and other articles of personal property now or hereafter owned by Grantor, and now or hereafter attached or affixed to the Real Property; together with all accessions, parts, and

MORTGAGE
Loan No: 11001   (Continued)    Page 8


additions to, all replacements of, and all substitutions for, any of such property; and together with all proceeds (including without limitation all insurance proceeds and refunds of premiums) from any sale or other disposition of the Property.

Property. The word "Property" means collectively the Real Property and the Personal Property.

Real Property. The words "Real Property" mean the real property, interests and rights, as further described in this Mortgage.

Related Documents. The words "Related Documents" mean all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

Rents. The word "Rents" means all present and future rents, revenues, income, issues, royalties, profits, and other benefits derived from the Property.




GRANTOR ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS MORTGAGE, AND GRANTOR AGREES TO ITS TERMS.

GRANTOR:

ADCO SURGICAL SUPPLY, INC.


By:   /s/ Karen Wright ADCO Surgical Supply, Inc.




CORPORATE ACKNOWLEDGMENT

STATE OF  MAINE)SS

COUNTY OF Penobscot

On this 6th day of October, 2004, before me, the undersigned Notary Public, personally appeared Karen Wright, President of ADCO Surgical Supply, Inc., and known to me to be an authorized agent of the corporation that executed the Mortgage and acknowledged the Mortgage to be the free and voluntary act and deed of the corporation, by authority of its Bylaws or by resolution of its board of directors, for the uses and purposes therein mentioned, and on oath stated that he or she is authorized to execute this Mortgage and in fact executed the Mortgage on behalf of the corporation. By_/s/____________________________________ Residing at___Bangor Notary Public in
and for the State of Maine My commission expired 03/04/07

"EXHIBIT A"



A certain lot or parcel of land, with buildings thereon, in the City of Bangor, County of Penobscot and State of Maine, situated on the southwesterly side of Hammond Street and bounded and described as follows: Being Lot W24 as shown on Final Plan of Paganica Associates Subdivision prepared by Andrew J. Shyka, November 1, 1977, and recorded in Penobscot County Registry of Deeds at Plan File C2-78. Said lot measures four hundred ninety-seven and sixty-five one hundredths (497.65) feet on Hammond Street, is irregular in shape and contains
4.5 acres, more or less.

Being the same premises conveyed in a Quitclaim Deed with Covenant from Key Bank of Maine to Adco Surgical Supply, Inc. dated December 4, 1992 and recorded In Book 5224, Page 331, Penobscot County Registry of Deeds.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K
Exhibit 10.16

     2004 Addendum to Agreement between Alliance Capital Resources, Inc and
          Nyer Medical Group, Inc. (not written).

On September 24, 2004, the registrant and Alliance Capital Resources, Inc., a consultant to the registrant ("Alliance"), agreed to amend their existing relationship by reducing the annual fee to be paid to Alliance from $45,000 per year to $1,000 per year, effective November 1, 2004. The consultant/client relationship between the registrant and Alliance was memorialized in agreements which can be found at Exhibits 10.4, 10.5 and 10.10 this report on Form 10-K (the "Agreements"). Since the term of the agreements found at Exhibits 10.4 and
10.5 of this Form 10-K has expired, the relationship is now month-to-month and understood between the parties to be as set forth in such exhibits, but pursuant to a non-written understanding. Earlier this year, Alliance and the registrant agreed to reduce the annual fee to Alliance from $90,000 per year to $45,000 per year. Except as set forth above with respect to the fee reduction and the month-to-month nature of the agreements set forth at Exhibits 10.4 and 10.5 as noted above, the Agreements remain unchanged and are in full force and effect.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K

Exhibit 10.17

     Employment Agreement between Samuel Nyer and Nyer Medical Group, Inc.
            (not written).

    The Company has an oral employment agreement with Mr. Samuel Nyer, Chairman of the Board, Vice-President of Mergers and Acquisitions and director, which provides for an annual base salary of $70,000, which was effective October 1, 2004. This agreement contains provisions customary for employees who are officers and/or directors of public companies.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K

Exhibit 10.18

     Employment Agreement between Karen Wright and Nyer Medical Group, Inc.
      (not written).

     The Company has an oral employment agreement with Karen Wright, its President and Chief Executive Officer, Vice-President of Finance and Treasurer, which provides for an annual base salary of $85,000. This agreement contains provisions customary for employees who are officers and/or directors of public companies.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K

Exhibit 10.20

     Shareholders' Agreement, dated as of August 5, 1996, among Nyer Medical Group, Inc., Mark Dumouchel, David Dumouchel, Lucille Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc. and F.M.T. Franchise Company, Inc.

SHAREHOLDERS' AGREEMENT

THIS AGREEMENT, entered into as of this 5th day of August, 1996, by and between Nyer Medical Group, Inc. ("Nyer"), Mark A. Dumouchel, David Dumouchel, Lucille Curry, Michael Curry, Donato Mazzola and Wayne Gunter (collectively the "Shareholders") and D.A.W., Inc. ("D.A.W.") and F.M.T. Franchise Co., Inc. ("F.M.T") (D.A.W. and F.M.T. collectively the "Companies").

WHEREAS, Nyer entered into a Stock Exchange Agreement and Plan of Reorganization as of August 5, 1996, by and among Nyer, the Shareholders and the Companies, whereby Nyer acquired by exchange with the Sellers 80% of the issued and outstanding Stock of each of D.A.W. and Class A Common Stock of F.M.T. and acquired by purchase 100% of the Class B Common Stock of F.M.T.; and

WHEREAS, Nyer and the Shareholders wish to provide for continuity of management and control of F.M.T. and D.A.W. and to set forth the relative rights, duties and obligations of the parties.

NOW, THEREFORE, in consideration of the mutual covenants contained herein and for other good and valuable consideration, it is agreed as follows:

1. Board of Directors - F.M.T. and D.A.W. Nyer and the Shareholders hereby agree that for so long as the Shareholders collectively own 5% or more of the issued and outstanding Common Stock of F.M.T. or D.A.W., the number of members to serve on the board of directors of that company (either F.M.T. or D.A.W. or both) in which the Shareholders own at least 5% of the issued and outstanding Common Stock shall be set at five, and Nyer and the Shareholders further agree that two board members shall be designated by Nyer and shall be a Nyer employee, officer or director, two board members shall be designated by the Shareholders, and the fifth member shall be jointly selected by Nyer and the Shareholders. Nyer and the Shareholders agree that the fifth board member shall have no affiliation with either Nyer or the Shareholders. Nyer and the Shareholders agree to vote all their shares of the Companies (the "Shares") for these purposes at all annual and special meetings of the shareholders and in any action by written consent.

2. Board of Directors - Nyer. For so long as the Shareholders' collectively own 5% or more of the Shares of F.M.T. and D.A.W. and Nyer owns any F.M.T. or D.A.W. Shares, Nyer shall appoint and take all reasonable action to elect one person designated by the Shareholders to Nyer's board of directors.

3. Term of this Agreement. This Agreement shall commence as of the date of execution and shall remain in force for so long as any of the Shareholders own Shares of either D.A.W. or F.M.T.

4. Shares Subject to Agreement. All Shares of F.M.T. and of D.A.W. owned of record or beneficially or hereafter acquired by Nyer shall be subject to this Agreement. Except as specifically provided in this Agreement, F.M.T. and D.A.W. shall have no obligation to recognize the ownership, beneficial or otherwise, of any such Shares that are sold, assigned or transferred whether voluntarily, by will, laws of descent and distribution, by court order, by operation of law or otherwise, unless and until such transferee agrees to be bound by the provisions of this Agreement.

5. Extraordinary Transactions. Nyer and the Shareholders shall not vote any of their Shares of D.A.W. or of F.M.T. in favor of, nor consent to, (i) any merger of F.M.T. or D.A.W. unless 80% of the Board of Directors vote for such merger as the case may be into another entity or a merger of such entity into F.M.T. or D.A.W., (ii) the sale of all or substantially all of the assets of F.M.T. or D.A.W. as the case may be unless 80% of the Board of Directors vote for such sale, or (iii) any other extraordinary transactions including F.M.T. or D.A.W.~ unless 60% of the Board of Directors vote in favor of such extraordinary transaction.

6. Operations. The day-to-day operations of D.A.W. and F.M.T. shall be managed by the Shareholders. The Shareholders are hereby irrevocably authorized and directed to take all actions that they deem appropriate or advisable to manage the day-to-day operations of D.A.W. and F.M.T. Nyer shall not take any action to cause, or through its inaction allow, the revocation of such authorization. Nyer, its successors and assigns, shall not take part in or interfere with the management of the day-to-day operations of D.A.W. or F.M.T. Notwithstanding the foregoing, the business and affairs of D.A.W. and F.M.T. shall be managed under the direction of the board of directors. The policies and powers customarily exercised by a board of directors shall be exercised by the respective board of directors of D.A.W. and F.M.T. In addition to those matters customarily reserved to the board of directors, the respective board of directors of D.A.W. and F.M.T. shall have the exclusive authority with respect the following matters:

(i) Spending of any portion of the $800,000 received by F.M.T. from Nyer pursuant to a Stock Exchange Agreement and Plan of Reorganization, for purposes of acquisition, expansion or improvement of D.A.W.'s or F.M.T.'s businesses (either existing stores or acquisition or construction of new stores) or similar purposes;

(ii) The entry of D.A.W. or F.M.T. into any agreement or transaction or related series of agreements or transactions involving the sum of $10,000 or more except in the ordinary course of business;

(iii) Any agreement in which D.A.W. or F.M.T. is a party by the terms of which may last for one year or more except in the ordinary course of business and except for continuing obligations imposed by existing agreements, attached hereto as Schedule 6(iii), relating to medical and dental expenses of Paul Dumouchel and Eileen Dumouchel;

(iv) The organization of any new subsidiaries or the entry into any joint ventures, partnerships, or other similar relationships with third parties;

(v) All matters relating to the Employment Agreements of the officers of D.A.W. or F.M.T. including the amendment of such Employment Agreements, and any direct or indirect transaction between D.A.W. or F.M.T. and officers of D.A.W. or F.M.T. or their family members. As used in this Agreement, the term "family members" shall mean the spouses, parents, children, grandchildren, and fathers -in- law, mothers-in-law or brothers or sisters-in-law or any entity or partnership controlled by or under common control with such persons.;

   (vi) Any sale of assets of D.A.W. or F.M.T. except in the ordinary course of business;

   (vii) The purchase or sale of securities by D.A.W. or F.M.T.;

(viii) The issuance by D.A.W. or F.M.T. of any promissory notes to banks or any other parties;

   (ix) The opening of any bank and money market accounts for D.A.W. or F.M.T. Provided, however, the officers of D.A.W. and F.M.T. shall have the exclusive authority to execute checks and other instruments with regard to the funds of such bank and money market accounts except for the $800,000 received by F.M.T. from Nyer which shall require two signatures, one of which shall be of a person designated by Nyer and one of which shall be of a person designated by the Shareholders;

   (x) The issuance of any guarantees by D.A.W. or F.M.T.; and

(xi) The establishment of any committees of the respective board of directors of D.A.W. or F.M.T.

Additionally, in the event that the Commonwealth of Massachusetts adopts legislation permitting close corporations to restrict the authority of a board of directors, such legislation shall not apply to D.A.W. and F.M.T. without the unanimous consent of the holders of all outstanding Shares. Each of Nyer and the Shareholders shall cause its designees to D.A.W.'s and F.M.T.'s board of directors to act in good faith in exercising his authority.

7. Right of First Refusal of Shareholders.

(a) If Nyer intends or proposes to sell, transfer or otherwise dispose of all or any Shares of D.A.W. or of F.M.T. Shares in which it has any interest to any person or entity who is not a Shareholder (a "Transfer"), Nyer shall advise each of the Shareholders by written notice (the "Notification") of such intention or proposal, not less than 60 days prior to the intended or proposed date of Transfer. The Notification shall specify all the terms and conditions of the intended or proposed Transfer, including without limitation, the number of Shares of D.A.W. and/or of F.M.T. proposed to be Transferred (the "Offered Shares"), the price per Offered Share, terms of payment, and the name of the person or entity to whom it intends or proposes to Transfer the Offered Shares (the "Proposed Purchaser"). The Notification shall constitute an offer to sell all of the Offered Shares to the Shareholders upon the terms and conditions of the intended or proposed Transfer.

(b) Each of the Shareholders shall have the right to purchase or otherwise acquire all (but not less than all) of the Offered Shares, upon the terms and conditions of the intended or proposed Transfer, by notice (the "Acceptance Notice") to Nyer and the other Shareholders given within 20 days from the date of receipt of the Notification. In the event that more than one of the Shareholders desires to purchase or otherwise acquire the Offered Shares, they shall purchase or otherwise acquire the Offered Shares pro-rata in accordance with their percentage interests in each of D.A.W. and F.M.T., or in such other manner as they may agree in writing, with proportionate rights of over subscription.

(c) In the event one or more of the Shareholders shall so elect to purchase all of the Offered Shares, the Acceptance Notice shall, when taken in conjunction with the Notification, constitute a valid and legally binding purchase and sale agreement, and payment shall be made upon the terms and conditions of the intended or proposed Transfer (or on such other terms and conditions as the parties may otherwise agree upon in writing).

(d) If the Shareholders fail to accept the offer to purchase all of the Offered Shares within the period specified, Nyer shall be free for a period of 90 days (or such shorter period as Nyer may specify) to Transfer the Offered Shares to the Proposed Purchaser upon the terms and conditions of the intended or proposed Transfer as set forth in the Notification.

(e) If Nyer fails to transfer the Offered Shares within the period and in accordance with the provisions specified in this Section 7, then, the transfer of such Offered Shares shall once again be subject to the rights of first refusal set forth in this Section 7.

8. Co-Sale Rights of the Shareholders. If Nyer receives a bona fide offer, or acceptance of an offer by Nyer, from a Proposed Purchaser for the sale of all or any portion of Nyer's Shares of D.A.W. and/or of F.M.T., Nyer shall deliver written notice thereof to the Shareholders in conjunction with the Notification delivered pursuant to Section 7 hereof, stating the name of the Proposed Purchaser and the amount per Share of D.A.W. and/or F.M.T. which the Proposed Purchaser has offered to pay. Each Shareholder may, within twenty (20) days after receipt of the Notification, deliver to Nyer written notice of its election to sell up to such Shareholder's Transferable Percentage of its Shares of D.A.W. and/or of F.M.T. to such Proposed Purchaser on the same terms and conditions as Nyer (the "Shareholders-.Notice"). Nyer shall not accept any offer from a Proposed Purchaser unless (i) -such Proposed Purchaser is willing to purchase Shares of D.A.W. and/or F.M.T. from the Shareholders in such amounts and on such terms as may be necessary to comply with this Section 8 and the Shareholders Notice, or (ii) Nyer is willing to purchase Shares of D.A.W. and/or F.M.T. from the Shareholders in such amounts and on such terms as may be necessary to comply with this Section 8 and the Shareholders' Notice on behalf of the Proposed Purchaser in connection with Nyer's sale of Shares of D.A.W. and/or F.M.T. to the Proposed Purchaser. Provided however, if Nyer shall agree to sell 50% or more of the Shares of D.A.W. or F.M.T., "Transferable Percentage" shall mean the number of Shares of D.A.W. or of F.M.T., as the case may be, representing all or such portion of the Shareholders' interest as the Shareholder may wish.

9. Shareholders' Put Right. At such time as: (i) Nyer has caused Mark Dumouchel, David Dumouchel, Michael Curry, Donato Mazzola or Wayne Gunter (the "Employee) to be no longer employed by D.A.W., (ii) the second term of the Employment Agreement has expired, or (iii) such Employee has died, then in the event of the occurrence of any of items (i) through (iii) above, such Employee shall have the right to require Nyer to purchase all or any portion of such Employee's Shares of F.M.T. and D.A.W., as follows:

(a) Such Employee shall deliver a notice (a "Put Notice") to D.A.W., F.M.T. and Nyer stating therein his or her request that Nyer purchase the number of D.A.W. and F.M.T. Shares stated therein for (i) until the fifth anniversary of the Employment Agreement between the Companies and each of the Employees, or in the case of Lucille Curry, Michael Curry, their book value as reflected on the books and records of D.A.W. and F.M.T.; and (ii) for all other periods, their fair market value, as determined pursuant to this Section 8.

(b) Such Employee and Nyer shall negotiate in good faith to determine the purchase price of the D.A.W. and the F.M.T. Shares (the "Agreed Value") and, if they cannot determine an Agreed Value within 15 days after the date of the Put Notice, they shall, within 15 days thereafter each appoint a single Qualified Appraiser (as defined below). Within 10 days after the two Qualified Appraisers are appointed, the two Qualified Appraisers shall appoint a third Qualified Appraiser. The three Qualified Appraisers shall, within 10 days following the date of the last Qualified Appraiser is appointed, appraise each of D.A.W.'s and F.M.T.'s property and business as a going concern, and thereupon determine the value of the D.A.W. and F.M.T. Shares to be sold by the Employee, in each case, by multiplying the value of the appropriate property and business by a fraction, in which the numerator is the number of D.A.W. or F.M.T. Shares as applicable, being sold by such Employee, and the denominator is the total number of D.A.W. or F.M.T. Shares, as applicable, issued and outstanding as of the date of determination. Such value, when so determined, shall be the appraised value (the "Appraised Value") of such D.A.W. Shares and F.M.T. Shares. Each Qualified Appraiser shall have access to such D.A.W. and F.M.T. books and records as he or she shall request in order to determine the Appraised Value.

(c) The Put Notice and the applicable valuation of the Agreed Value or the Appraised Value shall constitute a valid and legally binding purchase and sale agreement, and payment in immediately available funds and the delivery of appropriate instruments of transfer shall be made within 30 days following the determination of the purchase price at the registered office of D.A.W. (or such other location as the parties shall agree upon).

(d) For purposes of this Section 8, the term "Qualified Appraiser" shall mean an appraiser who is not in control of, controlled by or under common control with any Employee regardless as to whether such person still owns any Shares of D.A.W., F.M.T. or Nyer and is qualified to appraise closely-held entities in the retail pharmacy business, and who has been actively engaged in the appraisal of such assets for a period of not less than three years immediately preceding his or her appointment hereunder.

10. Restrictions on Transfer. Except as provided above in Section 8 and 9, the

 Shares of F.M.T. and D.A.W. owned by the Shareholders shall not be sold, hypothecated, pledged or otherwise transferred except by operation of law for a period of five years from the date of this Agreement. These restrictions shall be inapplicable to:
(a) Transfers of Shares between a Shareholder and the trustees of a trust revocable by him alone;

(b) Transfers of Shares between a Shareholder and his spouse or one or more of his issue;

(c) Transfers of Shares between a Shareholder and his guardian or conservator;

(d) Transfers of Shares of a deceased Shareholder to his executor(s) or administrator(s) or to trustee(s) under his will; provided that such Shares in the hands of each such transferee shall remain subject to this Agreement; and

(e) Transfers of any Shares among Shareholders.

11. Legend to be Placed on all Stock Certificates. The parties agree that all certificates for shares issued by F.M.T. and D.A.W. and any replacement or re-issuance thereof shall bear the following restrictive legend:

"The shares represented by this stock certificate are subject to the provisions of a Shareholders' Agreement dated August 5, 1996, a copy of which is maintained in the Company's offices."

12. Separability of Provisions. If any provision of this Agreement shall be held or deemed to be, or shall in fact be, invalid, inoperative or unenforceable because of the conflict of such provision with any constitution or statute or rule of public policy or for any other reason, such circumstance shall not have the effect of rendering any other provision of this Agreement invalid, inoperative or unenforceable, but this Agreement shall be reformed and construed as if such invalid, inoperative or unenforceable provision has never been contained herein and such provision reformed so that it would be valid, operative and enforceable to the maximum extent permitted.

13. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. The execution of this Agreement may be by actual or facsimile signature.

14. Benefit. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, successors and assigns. All references to Nyer and its affiliates shall refer to any such parties and all references to the Shareholders shall refer to any such parties who become bound by this Agreement as provided in Section 4 hereof.

2.5. Notices and Addresses. All notices, offers, acceptance and any other acts under this Agreement (except payment) shall be in writing, and shall be sufficiently given if delivered to the addressees in person, by Federal Express or similar receipted delivery, by facsimile delivery or, if mailed, postage prepaid, by certified mail, return receipt requested, as follows:

     Shareholders:     Mr. Mark A. Dumouchel
                       Mr. David Dumouchel
                       c/o D.A.W.,Inc.
                       264R.Washington Street
                       Wellesley Hills, MA  02181
                       Facsimile (617) 237-7278
     with a copy to:   Gayle Ehrlich, Esq.
                       Sullivan & Worcester, LLP
                       One Post Office Square
                       Boston, MA  02109
                       Facsimile (617) 338-2880

     The Buyer:        Mr. Samuel Nyer, President
                       Nyer Medical Group, Inc.
                       1292 Hammond Street
                       Bangor, ME 04401
                       Facsimile (207) 989-1101

     with a copy to:   Michael D. Harris, Esq.
                       Cohen, Chernay, Norris,
                       Weinberger & Harris
                       712 U.S. Highway One
                       North Palm Beach, FL 33408
                       Facsimile (407) 845-0108

or to such other address as either of them, by notice to the other may designate from time to time. The transmission confirmation receipt from the sender's facsimile machine shall be conclusive evidence of successful facsimile delivery, provided such facsimile is concurrently transmitted within an original by Federal Express or similar receipted delivery. Time shall be counted to, or from, as the case may be, the delivery in person or by mailing.

16. Attorney's Fees. In the event that there is any controversy or claim arising out of or relating to this Agreement, or to the interpretation, breach or enforcement thereof, and any action or proceeding including an arbitration proceeding is commenced to enforce the provisions of this Agreement, the prevailing party shall be entitled to an award by the court or arbitrator, as appropriate, of reasonable attorney's fees, costs and expenses.

17. Oral Evidence. This Agreement constitutes the entire Agreement between the parties and supersedes all prior oral and written agreements between the parties hereto with respect to the subject matter hereof. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, except by a statement in writing signed by the party or parties against which enforcement or the change, waiver discharge or termination is sought.

18. Governing Law. This Agreement and any dispute, disagreement, or issue of construction or interpretation arising hereunder whether relating to its execution, its validity, the obligations provided herein or performance shall be governed or interpreted according to the internal laws of the Commonwealth of Massachusetts without regard to choice of law considerations.

19. Section or Paragraph Headings. Section headings herein have been inserted for reference only and shall not be deemed to limit or otherwise affect, in any matter or be deemed to interpret in whole or in part any of the terms or provisions of this Agreement.

20. Arbitration. Any controversy, dispute or claim arising out of or relating to this Agreement, or its interpretation, application, implementation, breach or enforcement which the parties are unable to resolve by mutual agreement, shall be settled by submission by either party of the controversy, claim or dispute to binding arbitration in Boston, Massachusetts (unless the parties agree in writing to a different location), before a single arbitrator in accordance with the rules of the American Arbitration Association then in effect. In any such arbitration proceeding the parties agree to provide all discovery deemed necessary by the arbitrator. The decision and award made by the arbitrator shall be final, binding and conclusive on all parties hereto for all. purposes, and judgment may be entered thereon in any court having jurisdiction thereof.

21. Cash Management Systems. The business of D.A.W. and F.M.T. shall be operated pursuant to policies set by their boards of directors. Both D.A.W. and F.M.T. shall maintain their own cash management systems (which may consolidated together) separate and apart from any cash management system of Nyer.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.
WITNESSES:     NYER:
               NYER MEDICAL GROUP, INC.
               By:_____________________________

               Samuel Nyer, President
THE SHAREHOLDERS:


               Mark A. Dumouchel

               David Dumouchel

               Lucille Curry

               Michael Curry

               Donato Mazzola

               Wayne Gunter


D.A.W., INC.


          By:  Mark A. Dumouchel, President


F.M.T. FRANCHISE CO., INC.


By: ______________________________


               David Dumouchel, President



IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.
WITNESSES:    NYER:
              NYER MEDICAL GROUP, INC.
By:
              Samuel Nyer, President

THE SHAREHOLDERS:
              Mark A. Dumouchel
              David Dumouchel
              Lucille Curry
              Michael Curry
              Donato Mazzola
              Wayne Gunter
D.A.W., INC.
By: ______________________________
              Mark A. Dumouchel, President

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K

Exhibit 10.22

     Agreement of D.A.W. Supplier.

     The pharmacies have executed an agreement with its major supplier to purchase pharmaceuticals for a period of five years wherein a payment for merchandise delivered is secured by a first priority interest in all of the pharmacy's assets. The pharmacies have committed to purchase at least $2,000,000 monthly from this supplier. The pharmacies agreed to grant the supplier a first priority security interest in all of its assets as security for the payment of all of the pharmacies obligations to the supplier.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K

Exhibit 14

     Nyer Medical Group, Inc.'s Code of Conduct and Ethics Policy

                      NYER MEDICAL GROUP, INC.

                   CODE OF CONDUCT AND ETHICS POLICY

1.     Introduction

We are committed to maintaining the highest standards of ethical conduct. This Code of Conduct and Ethics ("Code") reflects the business practices and principles of behavior that support this commitment. Our Board of Directors is responsible for setting the standards of conduct contained in this Code and for updating these standards as appropriate to reflect legal and regulatory developments. We expect every employee, officer and director to read and understand this Code and its application to the performance of his or her business responsibilities. We will hold each of our employees, officers and directors accountable for adherence to this Code. Those who violate this Code will be subject to disciplinary action, up to and including termination.

2.     Compliance Officer

The Company has designated its Chief Operating Officer as the Compliance Officer to administer this Code. Employees, officers or directors, at their discretion, may make any report or complaint provided for in this Code to the Compliance Officer. The Compliance Officer will refer complaints submitted, as appropriate, to the Board of Directors or an appropriate Committee of the Board.

3.     Compliance With Applicable Laws

All employees, officers and directors of the Company must comply with all of the laws, rules and regulations of the United States and other countries, as well as the states, counties, cities and other jurisdictions, applicable to the Company or its business. This Code does not attempt to summarize all laws, rules and regulations applicable to the Company or its business. Please consult with the Compliance Officer if you have questions about laws that you think may be applicable to the Company or its business.

4.     Conflicts Of Interest

A "conflict of interest" may exist whenever the private interests of an employee, officer or director conflict in any way (or even appear to conflict) with the interests of the Company. While our employees, officers and directors should be free to make personal investments and enjoy social relations and normal business courtesies, they must not have any personal interests that adversely influence the performance of their job responsibilities. A conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively. Conflicts of interest may also arise when an employee, officer or director, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company, whether received from the Company or a third party. Gifts to, loans to, or guarantees of obligations of, employees, officers and directors and their respective family members may create conflicts of interest. Federal law prohibits personal loans from the Company to directors and executive officers. In addition, in general, it is a conflict of interest for a Company employee or officer to work simultaneously for a competitor, customer or supplier absent an express written consent or waiver from the Company. Conflicts of interest may not always be clear-cut, so if you have a question, you should consult with the Compliance Officer. Any employee, officer or director who becomes aware of a conflict or potential conflict should bring it to the attention of the Compliance Officer.

5.     Public Company Reporting

As a public company, it is of critical importance that the Company's filings with the United States Securities and Exchange Commission be full, fair, accurate, timely and understandable. Depending on their respective positions with the Company, employees, officers or directors may be called upon to provide information necessary to assure that the Company's public reports meet these requirements. The Company expects employees, officers and directors to take this responsibility very seriously and to provide prompt and accurate answers to inquiries related to the Company's public disclosure requirements.

6. Reporting Any Illegal Or Unethical Behavior

Employees are encouraged to promptly contact the Compliance Officer if the Employee believes that the Employee has observed a violation of this Code of Ethics or any other illegal or unethical behavior by any officer, director or employee or by anyone purporting to be acting on the Company's behalf, or if the Employee has any doubt about the best course of action in a particular situation. Such reports may be made anonymously. Confidentiality will be protected, subject to applicable law, regulation or legal proceeding.

7.     Enforcement

Any violators of this Code will be subject to disciplinary action. The disciplinary actions will be determined by the Board of Directors or its designee. The Company intends such disciplinary action to reflect our belief that all employees, officers and directors should be held accountable to the standards of conduct set forth herein. Accordingly, such disciplinary action may include, without limitation, censure by the Board, demotion, reassignment, suspension or termination, depending on the nature and the severity of the violation.

8.     No Retaliation

The Company complies fully with all applicable whistleblower statutes and will not permit any unlawful retaliation against anyone who makes a report or complaint that a violation of this Code or other illegal or unethical conduct has occurred.

9.     Amendment, Modification And Waiver

This Code may be amended or modified from time to time by the Board of Directors, subject to the disclosure and other provisions of the Securities Exchange Act of 1934 and the rules thereunder. Any amendment, modification or waiver of the provisions of this Code for executive officers or directors of the Company may only be made by the Board of Directors, and must be promptly disclosed to shareholders, as required by the Securities Exchange Act of 1934 and the rules thereunder.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K

EXHIBIT 21

     SUBSIDIARIES OF THE REGISTRANT


                         Doing Business    State or Country   Percentage Voting
        Subsidiary       As(DBA)           of Incorporation  Stock/Interests
                                                                   Owned________

       D.A.W., Inc.      Eaton Apothecary   Massachusetts              80%

       ADCO Surgical
       Supply, Inc.      ADCO               Maine                      100%

       ADCO South
       Medical
       Supplies, Inc.    ADCO South         Florida                    100%

       Nyer Internet
       Companies, Inc.   Nyer Internet      Delaware                   100%
                         Medicalmailorder.com

       Anton
       Investments, Inc. Anton Enterprises,
                         Inc. Florida 80%

       Conway Associates,
       Inc. Massachusetts 80%

       SCBA, Inc.                            Massachusetts             80%

       Nyer Nutritional
       Systems, Inc.                         Delaware                  80%

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K


EXHIBIT 23.1

     CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Nyer Medical Group, Inc.

     We hereby consent to the incorporation by reference in the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-66554), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-106075) and Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-113357), of our report dated September 10, 2004 relating to the consolidated financial statements and schedules of Nyer Medical Group, Inc. included in the Annual Report (Form 10-K) for the year ended June 30, 2004.


                                            /s/ Sweeney, Gates & Co.


Fort Lauderdale, Florida
October 18, 2004

                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2004 Annual Report on Form 10-K
EXHIBIT 31.1


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

   3. Based on my knowledge, the financial statements, and other financial Information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

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


Date:  October 18, 2004
 /s/ Karen L. Wright
     ---------------
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)

                            NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                               2004 Annual Report on Form 10-K

Exhibit 32.1
CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright
    ---------------
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer
    October 18, 2004

                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                             2004 Annual Report on Form 10-K

Exhibit 99.1

     AMENDED AND RESTATED AUDIT COMMITTEE CHARTER


THE AUDIT COMMITTEE
OF THE BOARD OF DIRECTORS OF
NYER MEDICAL GROUP, INC.

AMENDED AND RESTATED CHARTER, October 2004

I. PURPOSE

         The Audit Committee (the "Committee") is established by the Board of Directors (the "Board") of Nyer Medical Group, Inc. (the "Company") for the primary purpose of assisting the Board in overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Committee shall also review the policies and procedures adopted by the Company to fulfill its responsibilities regarding the fair and accurate presentation of financial statements in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD") applicable to Nasdaq-listed issuers.

         Consistent with this function, the Committee should encourage continuous improvement of, and should foster adherence to, the Company's policies, procedures and practices at all levels. The Committee should also provide an open avenue of communication among the independent auditor, financial and senior management, the internal auditing function, if any, and the Board.

         The Committee has the authority to obtain advice and assistance from outside legal, accounting, or other advisors as deemed appropriate to perform its duties and responsibilities.

         The Company shall provide appropriate funding, as determined by the Committee, for compensation to the independent auditor and to any advisers that the Committee chooses to engage and for ordinary administrative expenses of the Committee that are necessary or appropriate in carrying out its duties.

         The Committee will primarily fulfill its responsibilities by carrying out the activities enumerated in Section III of this Charter.

II. COMPOSITION AND MEETINGS

         The Committee shall be comprised of three or more directors as determined by the Board, each of whom shall be an independent director (as defined by all applicable rules and regulations of the SEC and the NASD then in effect), shall not own or control, directly or indirectly, 20% or more of the Company's voting securities, or such lower measurement as may be established by the SEC in rulemaking under Section 301 of the Sarbanes-Oxley Act of 2002, and shall be free from any relationship (including disallowed compensatory arrangements) that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee. All members of the Committee shall have a working familiarity with basic finance and accounting practices and shall be able to read and understand fundamental financial statements, and at least one member of the Committee shall be a "financial expert" in compliance with the criteria established by the SEC and other relevant regulations. The existence of such member(s) shall be disclosed in periodic filings as required by the SEC. Members of the Committee may enhance their familiarity with finance and accounting by participating in educational programs conducted by the Company or an outside consultant.

         Members of the Committee shall be elected by the Board at the annual organizational meeting of the Board or until their successors shall be duly elected and qualified. Unless a Chair is elected by the full Board, members of the Committee may designate a Chair by majority vote of the full Committee membership.

         The Committee shall meet at least four times annually, in person or by telephone conference call, or more frequently as circumstances dictate. To the extent practical and appropriate, each regularly scheduled meeting should conclude with an executive session of the Committee absent members of management and on such terms and conditions as the Committee may elect. As part of its job to foster open communication, the Committee should, to the extent practical and appropriate, meet periodically with management, the director of the internal auditing function, if any, and the independent auditor in separate executive sessions to discuss any matters that the Committee or each of these groups believes should be discussed privately.

III. RESPONSIBILITIES AND DUTIES

         To fulfill its responsibilities and duties, the Committee shall:

Documents/Reports/Accounting Information Review

1. Review this Charter periodically, and no less frequently than annually, and recommend to the Board any necessary amendments as conditions dictate.

2. Review and discuss with management the Company's annual financial statements, including the Management's Discussion and Analysis proposed to be included in the Company's Annual Report on Form 10-K, quarterly financial statements, and all internal controls reports (or summaries thereof), if any. To the extent practical and appropriate, review other relevant reports or financial information submitted by the Company to any governmental body, or the public, including management certifications as required by the Sarbanes-Oxley Act of 2002 (Sections 302 and 906) and relevant reports rendered by the independent auditor (or summaries thereof).

3. Recommend to the Board whether the financial statements should be included in the Annual Report on Form 10-K. Review with financial management and the independent auditor each Quarterly Report on Form 10-Q prior to its filing.

4. Have one or more members of the Committee, in particular if reasonably available the Chairman of the Committee, review, before release, the unaudited operating results in the Company's quarterly earnings release and/or discuss the contents of the Company's quarterly earnings release with management.

5. Have one or more members of the Committee, in particular if reasonably available the Chairman of the Committee, review, before release, any non-GAAP or "pro forma" financial information, guidance or revised guidance to be included in a press release of the Company.

6. To the extent practical and appropriate, review the regular internal reports (or summaries thereof) to management prepared by the internal auditing department, if any, and management's response.

Independent Auditor

7. Appoint (subject to shareholder ratification, if applicable), compensate, and oversee the work performed by the independent auditor for the purpose of preparing or issuing an audit report or related work. Review the performance of the independent auditor and remove the independent auditor if circumstances warrant. The independent auditor shall report directly to the Committee and the Committee shall oversee the resolution of disagreements between management and the independent auditor in the event that they arise. The Board and Committee are in place to represent the Company's stockholders. Accordingly, the independent auditor is ultimately accountable to the Board and Committee as representatives of the Company's stockholders. Consider whether the auditor's performance of permissible nonaudit services is compatible with the auditor's independence.

8. Review with the independent auditor when appropriate any problems or difficulties and management's response; review the independent auditor's attestation and report on management's internal control report; obtain from the independent auditor assurance that it has complied with Section 10A of the Securities Exchange Act of 1934; and hold discussions with the independent auditor, at least prior to the filing of the independent auditor's audit report with the SEC pursuant to federal securities laws, regarding the following:

         all critical accounting policies and practices to be used;

         all alternative treatments within GAAP for policies and practices related to material items that have been discussed with management, including ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditor;

         other material written communications between the independent auditor and management including, but not limited to, the management letter and schedule of unadjusted differences;

         an analysis of the auditor's judgment as to the quality of the Company's accounting principles, setting forth significant reporting issues and judgments made in connection with the preparation of the financial statements, and the matters required to be discussed by Statement on Auditing Standards No. 61, as modified or supplemented;

         any significant changes required in the independent auditor's audit plan;

         other matters related to the conduct of the audit, which are to be communicated to the Committee under generally accepted auditing standards; and

         any other relevant reports, including regular internal financial reports prepared by management of the Company and any internal auditing department, or other financial information.

9. Review the independence of the independent auditor, including a review of management consulting services, and related fees, provided by the independent auditor. The Committee shall require that the independent auditor at least annually provide a formal written statement delineating all relationships between the independent auditor and the Company consistent with the rules of the NASD applicable to Nasdaq-listed issuers and request information from the independent auditor and management to determine the presence or absence of a conflict of interest. The Committee shall actively engage the independent auditor in a dialogue with respect to any disclosed relationships or services that may impact the objectivity and independence of the independent auditor. The Committee shall take, or recommend that the full Board take, appropriate action to oversee the independence of the independent auditor.

10. Review and preapprove all audit, review or attest engagements of, and nonaudit services to be provided by, the independent auditor (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). Establish and maintain preapproval policies and procedures relating to the engagement of the independent auditor to render services, provided the policies and procedures are detailed as to the particular service and the Committee is informed of each service and such policies and procedures do not include delegation of the Committee's responsibilities under the Securities Exchange Act of 1934 to management. The preapproval duty may be delegated to one or more designated members of the Committee with any such preapproval reported to the Committee at its next regularly scheduled meeting. Any such designated member(s) of the Committee shall also have the authority to approve nonaudit services, already commenced by the independent auditor, if (i) the aggregate amount of all such services provided constitutes no more than five percent (5%) of the total amount of revenues paid by the Company to the independent auditor during the fiscal year in which the services are provided, (ii) such services were not recognized by the Company at the time of the engagement to be nonaudit services and (iii) such services are promptly brought to the attention of the Committee and approved by such designated member(s) prior to the completion of the audit. Approval of nonaudit services and preapproval policies and procedures shall be disclosed in the Company's Annual Report on Form 10-K and annual proxy statement.

Financial Reporting Processes and Accounting Policies

11. In consultation with the independent auditor and the internal auditors, if any, review the integrity of the organization's financial reporting processes (both internal and external), and the internal control structure (including disclosure controls).

12. Review with management the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company.

13. To the extent not otherwise approved by another committee or comparable body of the Board, review and approve all related party transactions (consistent with the rules of the NASD applicable to Nasdaq-listed issuers).


14. Establish and maintain procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting, or auditing matters.

15. Establish and maintain procedures for the confidential, anonymous submission by Company employees regarding questionable accounting or auditing matters.

Internal Audit

16. Determine the scope, responsibilities and reporting requirements of an internal auditing department and on the appointment, replacement, reassignment or dismissal of an internal auditing department manager or director.

Other Responsibilities

17. Review with the independent auditor, the internal auditing department, if any, and management the extent to which changes or improvements in financial or accounting practices, as approved by the Committee, have been implemented (This review should be conducted at an appropriate time subsequent to implementation of changes or improvements, as decided by the Committee.)

18. Prepare the report that the SEC requires be included in the Company's annual proxy statement.

19. To the extent appropriate or necessary, review the rationale for employing audit firms other than the principal independent auditor and, where an additional audit firm has been employed, review the coordination of audit efforts to assure completeness of coverage, reduction of redundant efforts and the effective use of audit resources.

20. Establish, review and update periodically a code of ethics and ensure that management has established a system to enforce this code. Ensure that the code is in compliance with all applicable rules and regulations. Review management's monitoring of the Company's compliance with the organization's code of ethics.

21. Perform any other activities consistent with this Charter, the Company's bylaws and governing law, as the Committee or the Board deems necessary or appropriate.

IV.    QUALIFICATION

       While the Committee has the duties and responsibilities set forth in this charter, the Committee is not responsible for planning or conducting the audit or for determining whether the Company's financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Similarly, it is not the responsibility of the Committee to resolve disagreements, if any, between management and the independent auditors or to ensure that the Company complies with all laws and regulations.

         It is recognized that in fulfilling their responsibilities hereunder, members of the Committee are not full-time employees of the Company, it is not the duty or responsibility of the Committee or its members to conduct field work or other types of auditing or accounting reviews or procedures or to set auditor independence standards, and each member of the Committee shall be entitled to rely on (i) the integrity of those persons and organizations within and without the Company from which it receives information, (ii) the accuracy of the financial and other information provided to the Committee absent actual knowledge to the contrary (which shall be promptly reported to the Board) and
(iii) statements made by management or third parties as to any information technology, internal audit and other non-audit services provided by the auditors to the Company.