Form 10-Q
period 2004-09-30
NYER MEDICAL GROUP INC
filed 2004-11-15
CIK 884647

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

                                       FORM 10Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended September 30, 2004


                       Commission File Number        000-2017

                                  NYER MEDICAL GROUP, INC.
                  (Exact name of registrant as specified in its charter)


                         Florida                               01-0469607
              (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)                Identification No.)


                 1292 Hammond Street, Bangor, Maine               04401
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


        Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements
        for the past 90 days.  Yes    X   .   No       .
                                   ------
        As of November 15, 2004 there were 3,784,962 shares of common stock outstanding, par value $.0001 per share.

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004

                                      INDEX


                                                                    Page No.
                                                                    -------
                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2004
             and June 30, 2004                                          4
           Consolidated Statements of Operations, Three Months
             Ended September 30, 2004 and September 30, 2003            6
           Consolidated Statements of Cash Flows, Three Months
             Ended September 30, 2004 and September 30, 2003            7
           Selected Notes to Consolidated Financial Statements          9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       14

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               19

  Item 4.  Controls and Procedures                                     19

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           20
  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                    20
  Item 3.  Defaults upon Senior Securities                             21
  Item 4.  Submissions of Matters to Vote of Security Holders          21
  Item 5.  Other Information                                           21
  Item 6.  Exhibits                                                    21

            Signatures                                                 22


Exhibit 31.1   Certification Pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of
the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and
Principal Financial and Accounting Officer                            23


Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
President, Chief Executive Officer and Chief Financial Officer        24

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004


     Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "we expect", "we anticipate", "we believe", "we estimate" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described in our most recent Annual Report on Form 10-K as filed with Securities and Exchange Commission.

     We make available on our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.nyermedicalgroup.com. The information contained in our website is not incorporated by reference in this Report.

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           September 30,       June 30,
                                              2004              2004
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $ 1,988,194       $ 1,270,082
  Accounts receivable, less allowance
   for doubtful accounts of $488,000
   at September 30, 2004 and $461,000
   at June 30, 2004                          3,868,271         4,228,977
  Inventories                                5,706,782         5,674,550
  Prepaid expenses and other current
   assets                                      207,007           349,379
  Deferred tax asset                           100,000           151,000
  Assets to be disposed of from
   discontinued operations                     112,471           160,634
                                           -----------       -----------
            Total current assets            11,982,725        11,834,622
                                           -----------       -----------
  Property, plant and equipment, net
   of accumulated depreciation               1,451,818         1,364,776
                                           -----------       -----------
  Goodwill                                     104,463           104,463
  Other intangible assets                      519,771           549,073
                                           -----------       -----------
                                               624,234           653,536
                                           -----------       -----------

      Total assets                         $14,058,777       $13,852,934
                                           ===========       ===========












     See accompanying notes to consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30,       June 30,
                                              2004              2004
                                              ----              ----
                                           (Unaudited)

Current liabilities:

  Current portion of long-term debt        $   203,446       $   213,523
  Accounts payable                           4,184,720         3,819,088
  Accrued payroll and related taxes            383,552           424,115
  Accrued expenses and other liabilities       181,850           306,214
  Liabilities to be disposed of from
   discontinued operations                     505,173           555,556
                                           -----------       -----------
            Total current liabilities        5,458,741         5,318,496
                                           -----------       -----------

Long-term debt, net of current
  portion                                      173,848           210,119
                                           -----------       -----------
Minority interest                            1,470,395         1,432,576
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     379               379
  Additional paid-in capital                17,691,972        17,691,972
  Accumulated deficit                      (10,736,559)      (10,800,609)
                                           -----------       -----------
            Total shareholders'
             equity                          6,955,793         6,891,743
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $14,058,777       $13,852,934
                                           ===========       ===========













     See accompanying notes to consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                           September 30,   September 30,
                                               2004            2003
                                               ----            ----
   Net sales                                 $15,188,611      $15,241,923

   Cost and expenses:
     Cost of goods sold                       11,936,940       11,851,428
     Selling and retail                        2,321,357        1,993,916
     Warehouse and delivery                      248,612          235,088
     Administrative                              512,331          726,346
                                             -----------      -----------
                                              15,019,240       14,806,778
                                             -----------      -----------
     Operating income                            169,371          435,145

   Other income (expense):
     Interest expense                             (6,262)         (11,054)
     Interest income                              10,813           12,443
     Other                                        (4,053)          (3,639)
                                             -----------      -----------
          Total other income (loss)                  498           (2,250)
                                             -----------      -----------
   Income from continuing operations
     before income taxes                         169,869          432,895

   Provision for income taxes                    (68,000)        (170,000)

   Minority interest, net of
     income taxes expense                        (37,819)         (42,973)
                                             -----------      -----------
   Income from continuing
     operations                                   64,050          219,922

   Discontinued operations                             -          (37,461)
                                             -----------      -----------
   Net income                                $    64,050      $   182,461
                                             ===========      ===========
   Basic and diluted (loss)
     income per share:
    Continuing operations                    $       .02      $       .06
    Discontinued operations                            -             (.01)
                                             -----------      -----------
    Basic and diluted income
      per share                              $       .02      $       .05
                                             ===========      ===========
   Weighted average common
     shares outstanding, basic                 3,784,962        3,783,862
                                             ===========      ===========
   Weighted average common
     shares outstanding, diluted               3,826,862        3,792,674
                                             ===========      ===========
          The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the three months ended
                                           September 30,   September 30,
                                               2004            2003
                                               ----            ----
Cash flows from operating activities:

  Net income from continuing operations    $     64,050     $    219,922

  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
  Depreciation                                  105,833           88,113
  Amortization                                   29,302           29,302
  Deferred income tax                            51,000          185,000
  Minority interest                              37,819           42,973
  Changes in working capital                    671,551          181,180
                                           ------------     ------------
 Net cash flows provided by operating
  activities from continuing operations         959,555          746,490

 Net cash flows used in discontinued
  activities                                     (2,220)        (783,521)
                                           ------------     ------------
 Net cash flows provided by (used in)
  operating activities                          957,335          (37,031)
                                           ------------     ------------
Cash flows from investing activities:

 Purchase of property, plant and
   equipment, net                              (192,875)         (47,343)
                                           ------------     ------------
 Net cash flows used in investing
   activities                                  (192,875)         (47,343)
                                           ------------     ------------
Cash flows from financing activities:

 Proceeds from issuance of long-term
  debt                                           17,075                -
 Payments on long-term debt                     (63,423)         (70,705)
                                           ------------     ------------
 Net cash flows used in financing
  activities                                    (46,348)         (70,705)
                                           ------------     ------------
 Net increase (decrease) in cash                718,112         (155,079)

Cash at beginning of period                   1,270,082        1,417,744
                                           ------------     ------------
Cash at end of period                      $  1,988,194     $  1,262,665
                                           ============     ============
            The accompanying notes are an integral part of the consolidated financial statements.
                                          continued

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the three months ended
                                           September 30,   September 30,
                                               2004            2003
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $    360,706     $   (117,189)
  Inventories                                   (32,232)         (80,878)
  Prepaid expenses and other current
   assets                                       142,372          (66,544)
  Accounts payable                              365,632           10,162
  Accrued payroll and related taxes             (40,563)        (136,158)
  Accrued expenses and other liabilities       (124,364)         571,787
                                           ------------     ------------
      Net change                           $    671,551     $    181,180
                                           ============     ============

  Supplemental disclosures of cash flow information:



                                            For the three months ended
                                           September 30,   September 30,
                                               2004            2003
                                               ----            ----
Cash paid during the period for:

Interest                                   $      7,436     $      8,152
                                           ============     ============
Income taxes                               $     50,000     $    105,250
                                           ============     ============

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2004.

2. Going Concern and Management's Plans: The Company has guaranteed certain obligations from its discontinued operations, and the Company had a loss in its medical and corporate segments in recent years and has a cash flow deficiency in the segments. The continued existence of the Company and specifically, the medical and corporate segments, is dependent upon the medical segment obtaining profitability, up streaming funds from its Pharmacy segment or raising capital. The Company's Pharmacy subsidiary has an operating agreement with the Parent which includes cash management. The minority shareholders have declined to provide the Parent with sufficient cash to sustain its present operations and fund the medical segment, if necessary. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     In order to increase working capital in the medical and corporate segments, a Company subsidiary obtained a $300,000 line of credit in October 2004. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board established for this purpose. As of the date of this report, the line of credit has not been used.

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

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Goodwill and Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

    September 30, 2004   Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $197,744      $330,256
    Non-compete agreements    3-5        750,100       560,585       189,515
                                      ----------      --------      --------
        Totals                        $1,278,100      $758,329      $519,771
                                      ==========      ========      ========

    June 30, 2004        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $189,050      $338,950
    Non-compete agreements    3-5        750,100       539,977       210,123
                                      ----------      --------      --------
        Totals                        $1,278,100      $729,027      $549,073
                                      ==========      ========      ========

     Aggregate amortization expense for the three months ended September 30, 2004 was $29,302.

     Based on the balance of intangible assets at September 30, 2004, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                      Year           Amortization amount
                      ----           -------------------
                      2005                $100,000
                      2006                  83,000
                      2007                  83,000
                      2008                  71,000
                      2009                  35,000

4.  Discontinued operations:

     The following table shows assets and liabilities of discontinued operations (fire and police segment) at September 30:

                                              2004          2003
                                              ----          ----
   Accounts receivable                     $      -       $153,403
   Inventory                                 37,293        305,677
   Prepaid expenses and other
     current assets                          75,178          6,471
   Property, plant and equipment,
     net of accumulated depreciation              -         32,769
                                           --------       --------
       Total assets                        $112,471       $498,320
                                           ========       ========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Discontinued operations: continued,

                                              2004          2003
                                              ----          ----
   Note payable to related party           $157,543       $172,263
   Accounts payable                         278,021        380,715
   Accrued expenses and other
     liabilities                             69,609         20,185
                                           --------       --------
       Total liabilities                   $505,173       $573,163
                                           ========       ========

     The note payable to related party relates to the purchase of a discontinued subsidiary's inventory. There is a continuing dispute with the note holder as to the amount owed. The above balance is the Company's estimate which includes unpaid principal and interest at 7% and payments made on behalf of the note holder. The note holder has demanded payment of $233,157, plus accrued interest. The Company intends to attempt settlement or litigate this matter.

5.  Options and Warrants:

    Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123 is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were no stock options granted for the three months ended September 30, 2004 and 2003.

                                              Three months ended
                                                   September
                                              2004           2003
                                              ----           ----
Net income, as reported:                   $  64,050      $ 182,461

Add: Total stock-based
compensation expense determined
under fair value based method
for all awards, net of taxes                  (4,496)       (11,415)
                                           ---------      ---------
Pro forma net income                       $  59,554      $ 171,046
                                           =========      =========
Basic and diluted income
  per share:

As reported                                    $ .02          $ .05
                                               =====          =====
Pro forma                                      $ .02          $ .05
                                               =====          =====

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Earnings per share:

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at September 30:
                                                2004            2003
                                                ----            ----
Weighted average number of common
 shares used in basic EPS                    3,784,962       3,783,862
Stock options                                   41,900           8,812
                                             ---------       ---------
Weighted average number of common
 shares used in diluted EPS                  3,826,862       3,792,674
                                             =========       =========

     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

7.  Contingencies:

     Legal proceedings

     The Company and its subsidiaries are subject to various legal proceedings and threatened legal proceedings from time to time as part of their businesses. Currently, the Company and certain subsidiaries have been threatened with legal proceedings. The Company believes an adverse outcome of any proceedings, individually or in the aggregate, could have a material effect on the businesses, financial condition and results of operations. Any potential litigation, regardless of its merits, could result in costs to the Company and its subsidiaries and divert management's attention from operations.

8.  Business Segments:

     The Company had two business segments for three months ended September
30, 2004 and 2003: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

                                          2004          2003
                                          ----          ----
     Net Sales

          Pharmacies                 $12,989,359   $13,089,377
          Medical                      2,199,252     2,152,546
                                     -----------   -----------
                                     $15,188,611   $15,241,923
                                     ===========   ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Business Segments: continued,

                                          2004          2003
                                          ----          ----
     Operating income (loss)

          Pharmacies                 $   290,517   $   388,307
          Medical                        (25,643)      147,873
          Corporate                      (95,503)     (101,035)
                                     -----------   -----------
                                     $   169,371   $   435,145
                                     ===========   ===========

                                          2004          2003
                                          ----          ----
     Identifiable assets

          Pharmacies                 $11,810,014   $10,590,447
          Medical                      1,858,797     2,530,451
          Corporate                      389,966       732,036
                                     -----------   -----------
                                     $14,058,777   $13,852,934
                                     ===========   ===========

                                          2004          2003
                                          ----          ----
     Capital expenditures

          Pharmacies                 $   173,296   $    59,010
          Medical                         26,808         3,285
                                     -----------   -----------
                                     $   200,104   $    62,295
                                     ===========   ===========

                                          2004          2003
                                          ----          ----
     Depreciation and Amortization

          Pharmacies                 $   112,115   $    96,384
          Medical                         21,908        20,829
          Corporate                        1,112           202
                                     -----------   -----------
                                     $   135,135   $   117,415
                                     ===========   ===========

                                          2004          2003
                                          ----          ----
     Interest expense

          Pharmacies                 $     4,264   $     7,693
          Medical                          1,998         3,361
                                     -----------   -----------
                                     $     6,262   $    11,054
                                     ===========   ===========

                                          2004          2003
                                          ----          ----
     Interest income

          Pharmacies                 $     4,966   $     6,838
          Medical                          5,847         4,710
          Corporate                            -           895
                                     -----------   -----------
                                     $    10,813   $    12,443
                                     ===========   ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2004 and 2003.

Net Sales. Total sales for the three months ended September 30, 2004 decreased by $53,312 to $15,188,611 from $15,241,923 for the three months ended September 30, 2003.

     The following table shows sales by business segment for the three months ended September 30:

Business Segment                      2004            2003    % increase
                                                              (decrease)

Pharmacies                       $12,989,359     $13,089,377     (1.0)
Medical                            2,199,252       2,152,546      2.2
                                 -----------     -----------
Total for business segments      $15,188,611     $15,241,923        -
                                 ===========     ===========

    The pharmacies segment's sales decreased $100,018 to $12,989,359 or 1.0% for the three months ended September 30, 2004 as compared to $13,089,377 for the three months ended September 30, 2003. The main reason for the decrease of approximately $500,000 was due to a conversion of a contract with a federally qualified health center from sales of the pharmacy's inventory and receipt of a dispensing fee to sales of the health center's inventory and receipt of a dispensing fee. Management does not expect this trend to continue as the population is aging, increased Medicare prescription benefits and more prescription drugs are coming to market point to increasing the prescription drug market.

    The medical segment's sales increased $46,706 for the three months ended September 30, 2004 to $2,199,252 or 2.2% as compared to $2,152,546 for the three months ended September 30, 2003. The increase was due to the Internet's increase of approximately $221,000. The medical supply companies' sales decreased $181,000 for the same period in 2003. $96,500 of this amount was for a one time bulk inventory sale. Additionally, the Florida company's sales declined approximately $39,000 in September of 2004 due to unusual weather conditions in Florida. The segment continues to experience increased pressure from larger competitors who can offer lower prices.

Gross Profit Margins. The overall gross profit margins were 21.4% for the three months ended September 30, 2004 as compared to 22.2% for the same period in 2003.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Gross Profit Margins: continued,

     The following is a table of gross profit margin percentages by business segment for the three months ended September 30:

Business Segment                      2004            2003
                                      ----            ----
Pharmacies                            20.4            20.0
Medical                               27.6            36.1

     The pharmacies segment's gross profit margins increased .4% to 20.4% for the three months ended September 30, 2004 as compared to 20.0% for the three months ended September 30, 2003. The increase was due to larger volume discounts from suppliers.

     The medical segment's gross profit margins decreased 8.5% to 27.6% for the three months ended September 30, 2004 as compared to 36.1% for the same period in 2003. This decrease was the result of a $96,500 sale for bulk inventory recorded at no cost at September 30, 2003. The impact on the gross profit margin of this sale was approximately 5%. The cost of the merchandise was allocated to previously sold inventory. This segment continues to experience pressure on its gross profit margins as described in the net sales section above.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased 4.3% for the three months ended September 30, 2004 to $3,082,300 as compared to $2,955,350 for the three months ended September 30, 2003.

     The following table shows the breakdown by business segment for the three months ended September 30:

Business Segment                      2004            2003    % Increase
                                                              (decrease)

Pharmacies                       $ 2,354,199     $ 2,225,324      5.8
Medical                              632,598         628,992      1.0
Corporate                             95,503         101,034     (5.5)
                                 -----------     -----------
                                 $ 3,082,300     $ 2,955,350      4.3
                                 ===========     ===========

     The pharmacies' selling, general and administrative expenses increased $128,875 to $2,354,199 or 5.8% for the three months ended September 30, 2004 as compared to $2,225,324 for the three months ended September 30, 2003. The increases came from increased labor costs of approximately $139,000, increased rent of $15,300, decreased advertising by approximately $76,500, increased depreciation of $15,700 and normal increases in overhead expenses.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,

     The medical segment had a slight increase in its selling, general and administrative expenses of $3,606 or 1.0% to $632,598 for the three months ended September 30, 2004 as compared to $628,992 for the three months ended September 30, 2003.

     The Corporate segment's overhead decreased by $5,531 or 5.5% to $95,503 for the three months ended September 30, 2004 as compared to $101,034 for the three months ended September 30, 2003. This was mainly due to a decrease in public relation fees.

Interest Income. Interest income decreased by $1,630 or 13.1% to $10,813 for the three months ended September 30, 2004 as compared to $12,443 for the three months ended September 30, 2003.

    The following table shows the breakdown of interest income by business segment for the three months ended September 30:

Business Segment                      2004            2003     % Decrease
                                      ----            ----     ----------
Pharmacies                       $     4,966     $     6,838     (27.4)
Medical                                5,847           4,710      24.1
Corporate                                  -             895    (100.0)
                                 -----------     -----------
                                 $    10,813     $    12,443     (13.1)
                                 ===========     ===========

     The pharmacies' interest income decreased by $1,872 or 27.4% to $4,966 for the three months ended September 30, 2004 as compared to $6,838 for the three months ended September 30, 2003, due to decreased accounts receivable interest.

     The medical segment's interest income increased by $1,094 or 24.1% to $5,847 for the three months ended September 30, 2004 as compared to $4,710 for the three months ended September 30, 2003, due to increased accounts receivable interest.

     Corporate interest income decreased by $895 or 100% to $0 for the three months ended September 30, 2004 as compared to $895 for the three months ended September 30, 2003 due to a lower cash balances.

Interest Expense. Interest expense decreased by $4,792 or 43.4% to $6,262 for the three months ended September 30, 2004 as compared to $11,054 for the three months ended September 30, 2003.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Interest Expense: continued,

    The following table shows the breakdown of interest expense by business segment for the three months ended September 30:

Business Segment                      2004            2003    % Decrease
                                      ----            ----    ----------
Pharmacies                       $     4,264     $     7,693     (44.6)
Medical                                1,998           3,361     (40.6)
                                 -----------     -----------
                                 $     6,262     $    11,054     (43.4)
                                 ===========     ===========

     The pharmacies' interest expense decreased by $3,429 or 44.6% to $4,264 for the three months ended September 30, 2004 as compared to $7,693 for the three months ended September 30, 2003 due to pay down on its debt.

     The medical segment's interest expense decreased by $1,363 or 40.6% to $1,998 for the three months ended September 30, 2004 as compared to $3,361 for the three months ended September 30, 2003 due to pay down on its building mortgage.

Minority Interest. Minority interest for the pharmacy segment decreased by $5,154 or 12.0% to $37,819 for the three months ended September 30, 2004 as compared to $42,973 for the three months ended September 30, 2003.

Income Tax Expense. Income tax expense decreased by $102,000 or 60.0% to $68,000 for the three months ended September 30, 2004 as compared to $170,000 for the three months ended September 30, 2003.

    The following table shows the breakdown of income tax expense by business segment for the three months ended September 30:

Business Segment                      2004            2003     % Decrease
                                      ----            ----     ----------
Pharmacies                       $    68,000     $   138,000     (50.7)
Medical                                    -          32,000    (100.0)
                                 -----------     -----------
                                 $    68,000     $   170,000     (60.0)
                                 ===========     ===========

Liquidity and Capital Resources

     Net cash flows provided by operating activities was $957,335 for the three months ended September 30, 2004 as compared to net cash flows used in operating activities of $37,031 for the three months ended September 30, 2003. The primary uses of cash were to fund operations for our medical and corporate operations and the pharmacies' inventory.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Liquidity and Capital Resources: continued,

     Net cash flows used in investing activities was $192,875 for the three months ended September 30, 2004 as compared $47,343 for the three months ended September 30, 2003.

     Net cash flows used in financing activities was $46,348 for three months ended September 30, 2004 as compared to $70,705 for the three months ended September 30, 2003.

     At September 30, 2004, cash on a consolidated basis was $1,988,194 as compared to $1,270,082 at June 30, 2004. Approximately $93,900 was held by the parent company and approximately $1,794,000 was held by the pharmacies.
Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company if the Company should require a loan. Approximately $342,000 is owed to the Company by the pharmacies. The
Company has structured a repayment schedule.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, capital expenditures and repayment of debt.

     In order to increase working capital in the medical and corporate segments, a Company subsidiary obtained a $300,000 line of credit in October 2004. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board established for this purpose. As of the date of this report, the line of credit has not been used.

     Management's plan to return to profitability includes: 1) revamping manage-ment at the corporate and medical segments, 2) instituting cost cutting measures to reduce and control general and administrative costs; and 3) consolidating certain entities to reduce costs. There is no assurance that management's business plan will be successful or that the Company will achieve profitability.

     Management believes that with implementation of the above cost cutting measures will provide the Company with adequate cash resources to fund its current operating needs for the next 12 months.

     At September 30, 2004, accounts receivable was $3,868,271 as compared to $4,228,977 at June 30, 2004. Accounts receivable has decreased due an increased allowance for doubtful accounts of $27,000, and the pharmacies' revenue recognition of approximately $500,000 in sales.

     At September 30, 2004, debt was $377,294 as compared to $423,642 at June 30, 2004. Our debt has decreased due to pay down on existing debt. The Company purchased a delivery vehicle for $17,075.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

  Cash:  Our cash is either in checking accounts or money market accounts.

Investment Securities:

Cash as of September 30, 2004 was $1,988,194.

   ** - The Company had approximately $55,000 in a money market account at September 30, 2004. The interest yield rate was less than 1%.

  Debt: Our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at September 30, 2004.

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

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information

Item 1.  Legal Proceedings

     We are not a party to any material litigation.

     However, recently, the Company, Eaton, Anton and Conway have had litigation threatened against them with respect to separate matters (i.e., the Company: a contract claim; Eaton: primarily statutory claims; Anton and
Conway: contract claims). Such entities have not yet determined the likelihood of success of these potential litigation matters against the Company and/or its subsidiaries. With respect to the threatened litigation against Eaton, the potential dollar amount of damages is not readily determinable. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened against the Company, Anton and Conway would exceed ten percent of the current assets of the Company and its subsidiaries on a consolidated basis. If any of these threatened litigation matters were decided in a manner adverse to the Company or its subsidiaries, the result would likely be materially adverse to the Company and its subsidiaries. For further information with respect to this paragraph, please see Item 7 (Contingencies) in the Selected Notes to Consolidated Financial Statements.

     It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended September 30, 2004 have been reflected as follows:

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

July 1 - 31           0               $ -                0                 148,000
August 1 - 31         0               $ -                0                 148,000
September 1 - 30      0               $ -                0                 148,000

     On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company's outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan. As of the date of this report, the plan has not been terminated.


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II

Item 3.  Defaults upon Senior Securities                        None

Item 4.  Submissions of Matters to Vote of Security Holders     None

Item 5.  Other Information                                      None

Item 6.  Exhibits

         Exhibit 3.1 Fourth Amendment to Articles of Incorporation of Nyer Medical Group, Inc. (contained in Form 10-K filed October 2004).

         Exhibit 10.1 Agreement, dated September 7, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. (contained in Form 10-K filed October 2004).

         Exhibit 10.2 2004 Addendum to Agreement between Alliance Capital Resources, Inc. and Nyer Medical Group, Inc. (not written) (contained in Form 10-K filed October 2004).

         Exhibit 10.3 Employment Agreement between Samuel Nyer and Nyer Medical Group, Inc. (not written) (contained in Form 10-K filed October 2004).

         Exhibit 10.4 Employment Agreement between Karen Wright and Nyer Medical Group, Inc. (not written) (contained in Form 10-K filed October 2004).

         Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and Principal Financial and Accounting Officer.

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by President, Chief Executive Officer and Chief Financial Officer.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2004

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  November 15, 2004           By:/s/ Karen L. Wright

                                     Karen L. Wright, President,
                                     Principal Executive Officer,
                                     Chief Executive Officer,
                                     Principal Financial and Accounting
                                     Officer and Chief Financial
                                     Officer

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

Date:  November 15, 2004

 /s/ Karen L. Wright
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 15, 2004


/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer