Form 10-Q
period 2004-12-31
NYER MEDICAL GROUP INC
filed 2005-02-14
CIK 884647

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 2004


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


   Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements
   for the past 90 days.  Yes    X   .   No       .
                              -----
   As of February 11, 2005 there were 3,784,962 shares of common stock outstanding, par value $.0001 per share.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004

                                      INDEX


                                                                    Page No.

                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, December 31, 2004
             and June 30, 2004                                          4
           Consolidated Statements of Operations, Three Months
             Ended December 31, 2004 and December 31, 2003              6
           Consolidated Statements of Operations, Six Months
             Ended December 31, 2004 and December 31, 2003              7
           Consolidated Statements of Cash Flows, Six Months
             Ended December 31, 2004 and December 31, 2003              8
           Selected Notes to Consolidated Financial Statements         10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       16

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               24

  Item 4.  Controls and Procedures                                     25

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           26
  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                    26
  Item 3.  Defaults upon Senior Securities                             27
  Item 4.  Submissions of Matters to Vote of Security Holders          27
  Item 5.  Other Information                                           27
  Item 6.  Exhibits                                                    27

            Signatures                                                 28


Exhibit 31.1   Certification Pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of
the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and
Principal Financial and Accounting Officer                            29


Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
President, Chief Executive Officer and Chief Financial Officer        30

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004


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

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           December 31,       June 30,
                                              2004              2004
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $   751,974       $ 1,270,082
  Accounts receivable, less allowance
   for doubtful accounts of $488,000
   at December 31, 2004 and $461,000
   at June 30, 2004                          4,338,583         4,228,977
  Inventories                                5,758,708         5,674,550
  Prepaid expenses and other current
   assets                                      223,555           349,379
  Deferred tax asset                            15,000           151,000
  Assets to be disposed of from
   discontinued operations                     108,024           160,634
                                           -----------       -----------
            Total current assets            11,195,844        11,834,622
                                           -----------       -----------
  Property, plant and equipment, net         1,477,265         1,364,776
                                           -----------       -----------
  Goodwill                                     104,463           104,463
  Other intangible assets                      490,470           549,073
                                           -----------       -----------
                                               594,933           653,536
                                           -----------       -----------

      Total assets                         $13,268,042       $13,852,934
                                           ===========       ===========








     See accompanying notes to consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           December 31,       June 30,
                                              2004              2004
                                              ----              ----
                                            (Unaudited)

Current liabilities:

  Current portion of long-term debt        $   170,845       $   213,523
  Accounts payable                           3,149,362         3,819,088
  Accrued payroll and related taxes            475,500           424,115
  Accrued expenses and other liabilities       145,487           286,214
  Income taxes payable                          81,412            20,000
  Liabilities to be disposed of from
   discontinued operations                     505,173           555,556
                                           -----------       -----------
            Total current liabilities        4,527,779         5,318,496
                                           -----------       -----------

Long-term debt, net of current
  portion                                      146,866           210,119
                                           -----------       -----------
Minority interest                            1,507,858         1,432,576
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     379               379
  Additional paid-in capital                17,691,972        17,691,972
  Accumulated deficit                      (10,606,813)      (10,800,609)
                                           -----------       -----------
            Total shareholders'
             equity                          7,085,539         6,891,743
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $13,268,042       $13,852,934
                                           ===========       ===========










     See accompanying notes to consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                           December 31,   December 31,
                                               2004            2003
                                               ----            ----
Net sales                                 $15,528,903      $15,819,684

Cost and expenses:
  Cost of goods sold                       11,958,175       12,363,033
  Selling and retail                        2,461,589        2,553,299
  Warehouse and delivery                      245,044          244,625
  Administrative                              589,652          493,353
                                          -----------      -----------
                                           15,254,460       15,654,310
                                          -----------      -----------
  Operating income                            274,443          165,374
Other income (expense):
  Interest expense                             (6,039)          (9,644)
  Interest income                              12,044           12,949
  Other                                        (1,239)           3,761
                                          -----------      -----------
       Total other income (loss)                4,766            7,066
                                          -----------      -----------
Income from continuing operations
  before income taxes                         279,209          172,440
Provision for income taxes                   (112,000)         (97,675)
Minority interest, net of
  income taxes expense                        (37,463)         (47,366)
                                          -----------      -----------
Income from continuing
  operations                                  129,746           27,399

Discontinued operations                             -           (4,692)
                                          -----------      -----------
Net income                                $   129,746      $    22,707
                                          ===========      ===========
Basic and diluted
  income per share:
 Continuing operations                    $       .03      $       .01
 Discontinued operations                            -                -
                                          -----------      -----------
 Basic and diluted income
   per share                              $       .03      $       .01
                                          ===========      ===========
Weighted average common
  shares outstanding, basic                 3,784,962        3,784,962
                                          ===========      ===========
Weighted average common
  shares outstanding, diluted               3,882,444        4,129,028
                                          ===========      ===========
             The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the six months ended
                                           December 31,   December 31,
                                               2004            2003
                                               ----            ----
Net sales                                 $30,717,514      $31,061,607
Cost and expenses:
  Cost of goods sold                       23,895,115       24,214,461
  Selling and retail                        4,782,946        4,547,215
  Warehouse and delivery                      493,656          479,713
  Administrative                            1,101,983        1,219,699
                                          -----------      -----------
                                           30,273,700       30,461,088
                                          -----------      -----------
  Operating income                            443,814          600,519
Other income (expense):
  Interest expense                            (12,301)         (20,698)
  Interest income                              22,857           25,392
  Other                                        (5,292)             122
                                          -----------      -----------
       Total other income (loss)                5,264            4,816
                                          -----------      -----------
Income from continuing operations
  before income taxes                         449,078          605,335
Provision for income taxes                   (180,000)        (267,675)
Minority interest, net of
  income taxes expense                        (75,282)         (90,339)
                                          -----------      -----------
Income from continuing
  operations                                  193,796          247,321

Discontinued operations                             -          (42,153)
                                          -----------      -----------
Net income                                $   193,796      $   205,168
                                          ===========      ===========
Basic and diluted (loss)
  income per share:
 Continuing operations                    $       .05      $       .06
 Discontinued operations                            -             (.01)
                                          -----------      -----------
Basic and diluted income
   per share                              $       .05      $       .05
                                          ===========      ===========
Weighted average common
  shares outstanding, basic                 3,784,962        3,784,962
                                          ===========      ===========
Weighted average common
  shares outstanding, diluted               3,882,444        3,960,560
                                          ===========      ===========

             The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the six months ended
                                           December 31,   December 31,
                                               2004            2003
                                               ----            ----
Cash flows from operating activities:

 Net income from continuing operations     $    193,796     $    247,321

  Adjustments to reconcile net income to
   net cash (used in) provided by
   operating activities:
  Depreciation                                  214,901          183,937
  Amortization                                   58,603           58,604
  Deferred income tax                           136,000          185,000
  Minority interest                              75,282           90,339
  Changes in working capital                   (765,596)         241,634
                                           ------------     ------------
 Net cash flows (used in) provided by
  operating activities from continuing
  operations                                    (87,014)       1,006,835
 Net cash flows used in discontinued
  activities                                     (2,555)        (670,126)
                                           ------------     ------------
 Net cash flows (used in) provided by
  operating activities                          (89,569)         336,709
                                           ------------     ------------
Cash flows from investing activities:
 Purchase of property, plant and
   equipment, net                              (322,607)        (244,463)
                                           ------------     ------------
Net cash flows used in investing
   activities                                  (322,607)        (244,463)
                                           ------------     ------------
Cash flows from financing activities:

 Proceeds from issuance of long-term
  debt                                           17,075                -
 Payments on long-term debt                    (123,007)        (141,993)
                                           ------------     ------------
 Net cash flows used in financing
  activities                                   (105,932)        (141,993)
                                           ------------     ------------
 Net decrease in cash                          (518,108)         (49,747)

Cash at beginning of period                   1,270,082        1,417,744
                                           ------------     ------------
Cash at end of period                      $    751,974     $  1,367,997
                                           ============     ============
            The accompanying notes are an integral part of the consolidated financial statements.
                                          continued

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the six months ended
                                           December 31,   December 31,
                                               2004            2003
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $   (109,606)    $   (326,713)
  Inventories                                   (84,158)        (230,614)
  Prepaid expenses and other current
   assets                                       125,824          (67,122)
  Accounts payable                             (669,726)         303,189
  Accrued payroll and related taxes              51,385          (10,748)
  Accrued expenses and other liabilities        (79,315)         573,642
                                           ------------     ------------
      Net change                           $   (765,596)    $    241,634
                                           ============     ============

  Supplemental disclosures of cash flow information:



                                            For the six months ended
                                           December 31,   December 31,
                                               2004            2003
                                               ----            ----
Cash paid during the period for:

Interest                                   $     13,381     $     11,257
                                           ============     ============
Income taxes                               $     50,000     $    105,250
                                           ============     ============

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

2. Going Concern and Management's Plans: The Company has guaranteed certain obligations from its discontinued operations, and the Company had a loss in its medical and corporate segments in recent years and has a cash flow deficiency in those segments. The continued existence of the Company and specifically, the medical and corporate segments, is dependent upon the medical segment obtaining profitability, up streaming funds from its Pharmacy segment or raising capital. The Company's Pharmacy subsidiary has an operating agreement with the Parent which includes cash management. The Pharmacy segment's minority shareholders have declined to provide the Parent with sufficient cash to sustain its present operations and fund the medical segment, if necessary. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Management's plan to return to profitability includes: 1) revamping management at the corporate and medical segments, 2) instituting cost cutting measures to reduce and control general and administrative costs; and 3) raise additional capital.

     There is no assurance that management's plan will be successful or that the Company will maintain profitability. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Recent Accounting Pronouncements:

     On December 16, 2004, the FASB issued Statement No. 123R, "Share-Based Payment" which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.

     As such, effective with the Company's first fiscal quarter of 2006, SFAS No. 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements

4.  Goodwill and Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

    December 31, 2004   Amortization               Accumulated
                        Period (years)   Cost      Amortization      Net

    Prescription lists        15     $  528,000      $206,438      $321,562
    Non-compete agreements   3-5        750,100       581,192       168,908
                                     ----------      --------      --------
        Totals                       $1,278,100      $787,630      $490,470
                                     ==========      ========      ========

    June 30, 2004        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net

    Prescription lists         15    $  528,000      $189,050      $338,950
    Non-compete agreements    3-5       750,100       539,977       210,123
                                     ----------      --------      --------
        Totals                       $1,278,100      $729,027      $549,073
                                     ==========      ========      ========
     Aggregate amortization expense for the six months ended December 31, 2004 was $58,603.

     Based on the balance of intangible assets at December 31, 2004, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                      Year           Amortization amount
                      ----           -------------------
                      2005                $100,000
                      2006                  83,000
                      2007                  83,000
                      2008                  71,000
                      2009                  35,000

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Discontinued operations:

     The following table shows assets and liabilities of discontinued operations (fire and police segment) at December 31, 2004:



   Accounts receivable                     $      -
   Inventory                                 37,293
   Prepaid expenses and other
     current assets                          70,731
   Property and equipment,
     net of accumulated depreciation              -
                                           --------
       Total assets                        $108,024
                                           ========



   Note payable to related party           $157,543
   Accounts payable                         278,021
   Accrued expenses and other
     liabilities                             69,609
                                           --------
       Total liabilities                   $505,173
                                           ========

     The note payable to related party pertains to the purchase of a discontinued subsidiary's inventory. There is a continuing dispute with the note holder as to the amount owed. The above balance is the Company's estimate which includes unpaid principal and interest at 7% and payments made on behalf of the note holder. The note holder has demanded payment of $233,157, plus accrued interest. The Company intends to attempt settlement or litigate this matter.

6.  Options and Warrants:

    Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123 is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were no stock options granted in the first quarter of fiscal 2005; there were 16,000 options granted and 10,000 grants cancelled for the second quarter of fiscal 2005; no stock options were granted in the first quarter of fiscal 2004 and there were 12,000 options granted and 55,000 grants cancelled in the second quarter of fiscal 2004.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Options and Warrants: continued,
                               Three months ended           Six months ended
                                   December                    December
                               2004           2003        2004          2003
                               ----           ----        ----          ----
Net income, as reported:    $129,746      $ 22,707    $193,796      $205,168
Add: Total stock-based
compensation expense determined
under fair value based method
for all awards, net of taxes  (4,044)      (14,899)     (8,540)      (26,314)
                            --------      --------    --------      --------
Pro forma net income        $125,702      $  7,808    $185,256      $178,854
                            ========      ========    ========      ========
Basic and diluted income
  per share:
As reported                    $ .03         $ .01       $ .05         $ .05
                               =====         =====       =====         =====
Pro forma                      $ .03         $   -       $ .05         $ .05
                               =====         =====       =====         =====
7.  Earnings per share:
     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at December 31:
                                    Three months ended   Six months ended
                                      December 31,          December 31,
                                    2004       2003      2004        2003
                                    ----       ----      ----        ----
Weighted average number of common
 shares used in basic EPS         3,784,962  3,784,962  3,784,962  3,784,962
Stock options                        97,482    344,066     97,482    175,598
                                 ---------  ---------  ---------  ---------
Weighted average number of common
 shares used in diluted EPS       3,882,444  4,129,028  3,882,444  3,960,560
                                  =========  =========  =========  =========
     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

8.  Contingencies:

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

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  Business Segments:

     The Company had two business segments for three and six months ended December 31, 2004 and 2003: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based onproducts or services offered for sale. Corporate assets include assets of discontinued operations.
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2004         2003              2004          2003
                         ----         ----              ----          ----
Net Sales
    Pharmacies       $13,303,086   $13,702,522       $26,292,445   $26,791,899
    Medical            2,225,817     2,117,162         4,425,069     4,269,708
                     -----------   -----------       -----------   -----------
                     $15,528,903   $15,819,684       $30,717,514   $31,061,607
                     ===========   ===========       ===========   ===========
                         Three months ended              Six months ended
                            December 31,                   December 31,
                          2004          2003             2004          2003
                          ----          ----             ----          ----
Operating income (loss)
    Pharmacies       $   372,179   $   431,062       $   662,696   $   819,369
    Medical               63,498       (76,327)           37,855        71,546
    Corporate           (161,234)     (189,361)         (256,737)     (290,396)
                     -----------   -----------       -----------   -----------
                     $   274,443   $   165,374       $   443,814   $   600,519
                     ===========   ===========       ===========   ===========
                         Three months ended              Six months ended
                            December 31,                   December 31,
                          2004          2003             2004          2003
                          ----          ----             ----          ----
Identifiable assets
    Pharmacies       $11,172,372   $11,405,342       $11,172,372   $11,405,342
    Medical            1,828,486     2,326,343         1,828,486     2,326,343
    Corporate            267,184       878,989           267,184       878,989
                     -----------   -----------       -----------   -----------
                     $13,268,042   $14,610,674       $13,268,042   $14,610,674
                     ===========   ===========       ===========   ===========
                         Three months ended              Six months ended
                            December 31,                   December 31,
                          2004          2003             2004          2003
                         ----          ----             ----          ----
Capital expenditures
    Pharmacies       $   134,515   $   181,891       $   307,811   $   240,901
    Medical                    -        11,590            26,808        14,875
                     -----------   -----------       -----------   -----------
                     $   134,515   $   193,481       $   334,619   $   255,776
                     ===========   ===========       ===========   ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Business Segments: continued,

                         Three months ended              Six months ended
                            December 31,                   December 31,
                          2004          2003             2004          2003
                          ----          ----             ----          ----
Depreciation and Amortization

    Pharmacies       $   119,438   $   105,081       $   231,553   $   201,465
    Medical               18,758        19,843            40,666        40,672
    Corporate                173           202             1,285           404
                     -----------   -----------       -----------   -----------
                     $   138,369   $   125,126       $   273,504   $   242,541
                     ===========   ===========       ===========   ===========


                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2004         2003              2004          2003
                         ----         ----              ----          ----
Interest expense
    Pharmacies       $     3,835   $     6,716       $     8,099   $    14,409
    Medical                2,204         2,928             4,202         6,289
                     -----------   -----------       -----------   -----------
                     $     6,039   $     9,644       $    12,301   $    20,698
                     ===========   ===========       ===========   ===========


                         Three months ended              Six months ended
                            December 31,                   December 31,
                          2004          2003             2004          2003
                          ----          ----             ----          ----
Interest income
    Pharmacies       $     4,763   $     5,762       $     9,729   $    12,600
    Medical                7,281         6,337            13,128        11,047
    Corporate                  -           850                 -         1,745
                     -----------   -----------       -----------   -----------
                     $    12,044   $    12,949       $    22,857   $    25,392
                     ===========   ===========       ===========   ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended and the six months ended December 31, 2004 and 2003.

Net Sales. Total sales for the three months ended December 31, 2004 decreased by $290,781 to $15,528,903 from $15,819,684 for the three months ended December 31, 2003. Total sales for the six months ended December 31, 2004 decreased by $344,093 to $30,717,514 from $31,061,607 for the six months ended December 31, 2003.

     The following table shows sales by business segment for the three months ended and the six months ended December 31:

Business Segment

         Three months ended    % increase     Six months ended      % increase
           December 31,        (decrease)        December 31,        (decrease)
               2004          2003                    2004          2003
Pharmacies  $13,303,086   $13,702,522  (2.9)%  $26,292,445   $26,791,899 (1.9)%
Medical       2,225,817     2,117,162   5.1      4,425,069     4,269,708  3.6
            -----------   -----------          -----------   -----------
            $15,528,903   $15,819,684  (1.8)%  $30,717,514   $31,061,607 (1.1)%
            ===========   ===========          ===========   ===========
    The pharmacies' sales decreased $399,436 to $13,303,086 or 2.9% for the three months ended December 31, 2004 as compared to $13,702,522 for the three months ended December 31, 2003. The main reason for the decline was the conversion of a contractual arrangement with one federally qualified health center (FQHC) from a replenishment model to a segregated inventory model.
Under the former arrangement, the pharmacies dispensed prescriptions from its inventory and recognized as sales the gross value of the prescription dispensed. Under the latter arrangement, the pharmacies dispensed prescriptions from a segregated inventory owned by the FQHC and recognized as revenues the dispensing fee paid it by the FQHC. The dispensing fees totaled approximately $147,000. Had the previous replenishment model and corresponding revenue recognition been employed, sales of approximately $735,000 would have been recognized as opposed to the approximately $147,000 in dispensing fees. As such pharmacies sales would have been approximately $13,900,000, $200,000 or approximately 1.5% greater than the same period the previous year. Management expects prescriptions to increase due to an aging population, increased Medicare prescription benefits and additional prescription drugs coming to market point to increasing the prescription drug market.

    The pharmacies' sales decreased $499,454 to $26,292,445 or 1.9% for the six months ended December 31, 2004 as compared to $26,791,899 for the six months ended December 31, 2003. The main reason for the decrease of approximately $1,455,600, or 5.5% of sales, was due to a conversion of a contract as mentioned above.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

     In recent years, the pharmacies have experienced robust "same store" sales while at the same time growing sales through acquisitions and opening of new locations (start-up). Same store sales growth have recently slowed as the total number of prescriptions dispensed within the United States remained relatively constant and many Pharmacy Benefit Management Companies (PBM's) increased the percentage of prescription insurance plans with a required mail-order component.

     As mentioned above, management expects prescriptions to increase due to an aging population, increased Medicare prescription benefits and additional new prescription drugs coming to the market place. Management plans to mitigate the effects of mandatory mail-order components within the prescription insurance plans by continuing to seek out niches within the market that it is uniquely qualified to service. In late November of 2004, the pharmacy segment opened a pharmacy within a medical center in Waltham, MA, recently acquired by Boston Children's Hospital. Management expects that its presence within this unique medical community will result in added sales volume and incremental profits.

     The medical segment's sales increased $108,655 for the three months ended December 31, 2004 to $2,225,817 or 5.1% as compared to $2,117,162 for the three months ended December 31, 2003, primarily due to its Internet sales increase of approximately $138,180.

     The medical segment's sales increased $155,361 for the six months ended December 31, 2004 to $4,425,069 or 3.6% as compared to $4,269,708 for the six months ended December 31, 2003. The increase was due to a combination of increased Internet sales of approximately $361,000 and a decrease of its non Internet sales of approximately $206,000. The medical segment's sales continues to experience increased pressure from larger competitors who offer lower prices.

Gross Profit Margins. The overall gross profit margins were 23.0% for the three months ended December 31, 2004 as compared to 21.9% for the same period in 2003. The overall gross profit margins were 22.2% for the six months ended December 31, 2004 as compared to 22.0% for the same period in 2003.

     The following is a table of gross profit margin percentages by business segment for the three months ended and six months ended December 31:

Business Segment
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2004         2003              2004          2003
                         ----         ----              ----          ----
    Pharmacies            21.7%       20.9%              21.0%         20.5%
    Medical               31.5%       29.5%              29.3%         32.8%

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Gross Profit Margins: continued,

     The pharmacies' gross profit margins increased .8% to 21.7% for the three months ended December 31, 2004 as compared to 20.9% for the three months ended December 31, 2003. The increase was due to larger volume discounts from suppliers.

     The pharmacies' gross profit margins increased .5% to 21.0% for the six months ended December 31, 2004 as compared to 20.5% for the six months ended December 31, 2003. The increase can be attributed to larger sales volume discounts from suppliers as mentioned above.

     The medical segment's gross profit margins increased 2.0% to 31.5% for the three months ended December 31, 2004 as compared to 29.5% for the same period in 2003. This increase was the result of increased gross profit margins on Internet division sales. Approximately $25,500 in sales of bulk inventory recorded at no cost was recorded in the three months ended December 31, 2004. The impact on the gross profit margin from the sales was approximately .5%. The cost of the merchandise was allocated to previously sold inventory. The medical segment's margins declined approximately
1.5%. This segment continues to experience increasing pressure on its gross profit margins as described in the net sales section above.

     The medical segment's gross profit margins decreased 3.5% to 29.3% for the six months ended December 31, 2004 as compared to 32.8% for the same period in 2003. This decrease was the result of a $96,500 sale for bulk inventory recorded at no cost at December 31, 2003. The impact on the gross profit margin of this sale was approximately 5%. The cost of the merchandise was allocated to previously sold inventory. This segment continues to experience increasing pressure on its gross profit margins as described in the net sales section above.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased $5,008 or .2% for the three months ended December 31, 2004 to $3,296,285 as compared to $3,291,277 for the three months ended December 31, 2003. Consolidated selling, general and administrative expenses increased $131,958 or 2.1% for the six months ended December 31, 2004 to $6,378,585 as compared to $6,246,627 for the six months ended December 31, 2003.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,

     The following table shows the breakdown by business segment for the three months ended and the six months ended December 31:

Business Segment
            Three months ended    % increase    Six months ended     % increase
           December 31,       (decrease)         December 31,         (decrease)
             2004          2003                    2004          2003
             ----          ----                    ----          ----
Pharmacies $ 2,513,932  $ 2,400,481   4.7%      $ 4,868,131   $ 4,625,805  5.2%
Medical        621,118      701,435 (11.5)        1,253,716     1,330,427  (5.8)
Corporate      161,235      189,361 (14.9)          256,738       290,395 (11.6)
           -----------  -----------             -----------   -----------
           $ 3,296,285  $ 3,291,277    .2%      $ 6,378,585   $ 6,246,627   2.1%
           ===========  ===========             ===========   ===========

     The pharmacies' selling, general and administrative expenses increased $113,451 to $2,513,932 or 4.7% for the three months ended December 31, 2004 as compared to $2,400,481 for the three months ended December 31, 2003. The increase consisted of labor costs of approximately $144,600, rent of $39,500, depreciation of $14,400, while advertising decreased approximately $70,100, and equipment rental decreased by $12,800.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,


     The pharmacies' selling, general and administrative expenses increased $242,326 to $4,868,131 or 5.2% for the six months ended December 31, 2004 as compared to $4,625,805 for the six months ended December 31, 2003. The increases consisted of labor costs of approximately $325,000, rent of $55,000, depreciation of $30,100, while advertising decreased by approximately $146,600 and equipment rental decreased by $19,225.

    The medical segment's selling, general and administrative expenses decreased $80,317 or 11.5% to $621,118 for the three months ended December 31, 2004 as compared to $701,435 for the three months ended December 31, 2003.
The main reasons were personnel cuts and reduced commissions in its Nevada division of approximately $48,000. Sales related expenses, including personnel, resulted in a reduction to selling, general and administrative expenses of approximately $38,000.

     The medical segment's selling, general and administrative expenses decreased $76,711 or 5.6% to $1,253,716 for the six months ended December 31, 2004 as compared to $1,330,427 for the six months ended December 31, 2003. The main reason for this decrease was the decline in sales in its Nevada division and the associated expenses and personnel cuts resulting in a reduction of approximately $14,000. Sales related expenses, including personnel, resulted in a reduction of approximately $55,800 and reduced overhead associated with its storage of its bulk inventory purchase of approximately $10,000.

     Corporate overhead decreased by $28,126 or 14.9% to $161,235 for the three months ended December 31, 2004 as compared to $189,361 for the three months ended December 31, 2003. The decrease was due to a combination of the following: personnel costs of approximately $35,000, public relation fees and stock related expenses of $23,556, insurance of $4,343. There was an increase in legal and audit expense of $43,757.

     Corporate overhead decreased by $33,657 or 11.6% to $256,738 for the six months ended December 31, 2004 as compared to $290,395 for the six months ended December 31, 2003. The decrease was due to a combination of the following: reduction in personnel costs of approximately $35,000, reduction in public relation fees and stock related expenses of approximately $35,000, reduction in insurance of $5,500. Legal and audit fees increased approximately $34,200.

Interest Income. Interest income decreased by $905 or 7.0% to $12,044 for the three months ended December 31, 2004 as compared to $12,949 for the three months ended December 31, 2003. Interest income decreased by $2,535 or 10.0%

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Interest Income: continued,

to $22,857 for the six months ended December 31, 2004 as compared to $25,392 for the six months ended December 31, 2003.

    The following table shows the breakdown of interest income by business segment for the three months ended and six months ended December 31:

Business Segment

        Three months ended  % increase      Six months ended       % increase
         December 31,       (decrease)         December 31,         (decrease)
            2004          2003                    2004          2003
            ----          ----                    ----          ----
Pharmacies $   4,763   $   5,762  (17.3)%    $   9,729   $  12,600    (22.8)%
Medical        7,281       6,337   14.9         13,128      11,047     18.8
Corporate          -         850 (100.0)             -       1,745   (100.0)
           ---------   ---------             ---------   ---------
           $  12,044   $  12,949  ( 7.9)%    $  22,857   $  25,392    (10.0)%
           =========   =========             =========   =========
     The pharmacies' interest income decreased by $999 or 17.4% to $4,763 for the three months ended December 31, 2004 as compared to $5,762 for the three months ended December 31, 2003, due to lower accounts receivable interest revenues.

     The pharmacies' interest income decreased by $2,871 or 22.8% to $9,729 for the six months ended December 31, 2004 as compared to $12,600 for the six months ended December 31, 2003, due to higher accounts receivable interest revenues.

     The medical segment's interest income increased by $944 or 14.9% to $7,281 for the three months ended December 31, 2004 as compared to $6,337 for the three months ended December 31, 2003, due to higher accounts receivable interest revenues.

     The medical segment's interest income increased by $2,081 or 18.8% to $13,128 for the six months ended December 31, 2004 as compared to $11,047 for the six months ended December 31, 2003, due to increased accounts receivable interest.
     Corporate interest income decreased by $850 or 100% to $0 for the three months ended December 31, 2004 as compared to $850 for the three months ended December 31, 2003 due to a lower cash balances.

     Corporate interest income decreased by $1,745 or 100% to $0 for the six months ended December 31, 2004 as compared to $1,745 for the six months ended December 31, 2003 due to a lower cash balances.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Interest Expense. Interest expense decreased by $3,605 or 37.4% to $6,039 for the three months ended December 31, 2004 as compared to $9,644 for the three months ended December 31, 2003. Interest expense decreased by $8,397 or 40.6% to $12,301 for the six months ended December 31, 2004 as compared to $20,698 for the six months ended December 31, 2003.

    The following table shows the breakdown of interest expense by business segment for the three months ended and the six months ended December 31:

Business Segment

        Three months ended    % increase    Six months ended         % increase
          December 31,       (decrease)         December 31,         (decrease)
               2004          2003                    2004          2003
               ----          ----                    ----          ----
Pharmacies  $   3,835   $   6,716  (42.9)%    $   8,099   $  14,409   (43.8)%
Medical         2,204       2,928  (24.7)         4,202       6,289   (33.2)
            ---------   ---------             ---------   ---------
            $   6,039   $   9,644  (37.4)%    $  12,301   $  20,698   (40.6)%
            =========   =========             =========   =========
     The pharmacies' interest expense decreased by $2,881 or 42.9% to $3,835 for the three months ended December 31, 2004 as compared to $6,716 for the three months ended December 31, 2003 due to debt pay down.

     The pharmacies' interest expense decreased by $6,310 or 43.8% to $8,099 for the six months ended December 31, 2004 as compared to $14,409 for the six months ended December 31, 2003 due to debt pay down.

     The medical segment's interest expense decreased by $724 or 24.7% to $2,204 for the three months ended December 31, 2004 as compared to $2,928 for the three months ended December 31, 2003 due to debt pay down on its building mortgage.

     The medical segment's interest expense decreased by $2,087 or 33.2% to $4,202 for the six months ended December 31, 2004 as compared to $6,289 for the six months ended December 31, 2003 due to debt pay down on its building mortgage.

Income Tax Expense. Income tax expense increased by $14,325 or 14.7% to $112,000 for the three months ended December 31, 2004 as compared to $97,675 for the three months ended December 31, 2003. Income tax expense decreased by $87,675 or 32.8% to $180,000 for the six months ended December 31, 2004 as compared to $267,675 for the six months ended December 31, 2003.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Income Tax Expense: continued,

    The following table shows the breakdown of income tax expense by businesssegment for the three months ended and the six months ended December 31:

Business Segment
         Three months ended    % increase    Six months ended         % increase
           December 31,       (decrease)         December 31,         (decrease)
               2004          2003                    2004          2003
               ----          ----                    ----          ----
Pharmacies  $ 171,000   $ 163,130    4.8%     $ 239,000   $ 301,130     (20.6)%
Medical        19,000     (10,800) 275.9         19,000      47,200     (59.7)
Corporate     (78,000)    (54,655) (42.7)       (78,000)    (80,655)      3.3
            ---------   ---------             ---------   ---------
            $ 112,000   $  97,675   14.7%     $ 180,000   $ 267,675     (32.8)%
            =========   =========             =========   =========
Minority Interest. Minority interest for the pharmacy segment decreased by $9,903 or 20.9% to $37,463 for the three months ended December 31, 2004 as compared to $47,366 for the three months ended December 31, 2003.

     Minority interest for the pharmacy segment decreased by $15,057 or 16.7% to $75,282 for the six months ended December 31, 2004 as compared to $90,339 for the six months ended December 31, 2003.

Liquidity and Capital Resources

     Net cash flows used in operating activities were $89,569 for the six months ended December 31, 2004 as compared to net cash flows provided of $336,709 for the six months ended December 31, 2003. The primary uses of cash were to fund operations for the medical and corporate segments and to purchase pharmacy inventory.

     Net cash flows used in investing activities were $322,607 for the six months ended December 31, 2004 as compared $244,463 for the six months ended December 31, 2003.
     Net cash flows used in financing activities were $105,932 for six months ended December 31, 2004 as compared to $141,993 for the six months ended December 31, 2003.

     At December 31, 2004, cash on a consolidated basis was $751,974 as compared to $1,270,082 at June 30, 2004. Approximately $59,800 was held by the parent company and approximately $566,500 was held by the pharmacies. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company should require a loan. Approximately $269,500 is owed to the Company by the pharmacies. The Company has structured a repayment schedule.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Liquidity and Capital Resources: continued,

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

     Management's plan of continued profitability includes: 1) revamping management at the corporate and medical segments, 2) instituting cost cutting measures to reduce and control general and administrative costs; and 3) raising additional capital. There is no assurance that management's plan will be successful or that the Company will continue profitability.

     At December 31, 2004, accounts receivable was $4,338,583 as compared to $4,228,977 at June 30, 2004. Accounts receivable increased due to timing of insurance reimbursements in the pharmacy segment.

     At December 31, 2004, debt was $317,711 as compared to $423,642 at June 30, 2004. Debt decreased due to debt pay downs. The Company purchased a delivery vehicle in July 2004 for $17,075 to be repaid over a period of 36 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

  Cash:  Cash is either in checking accounts or money market accounts.

Investment Securities:

Cash as of December 31, 2004 was $751,974.

   ** - The Company had approximately $29,000 in a money market account at December 31, 2004. The interest yield rate was less than 1%.

  Debt: Company debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at December 31, 2004.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Debt: continued,

     The Company has no material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. Management believes that there are no other relevant market risk with respect to the categories intended to be discussed in this item of this report.

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

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information

Item 1.  Legal Proceedings

     We are not a party to any material litigation.

     However, as first reported in our report on Form 10-K filed with the Securities and Exchange Commission on October 18, 2004 and noted in our report on Form 10Q filed with the Securities and Exchange Commission on November 15, 2004, the Company, Eaton, Anton and Conway have had litigation threatened against them with respect to separate matters (i.e., the Company: a contract claim; Eaton: primarily statutory claims; Anton and Conway: contract claims). Such entities have not yet determined the likelihood of success of these potential litigation matters against the Company and/or its subsidiaries. With respect to the threatened litigation against Eaton, the potential dollar amount of damages is not readily determinable. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened against the Company, Anton and Conway would exceed ten percent of the current assets of the Company and its subsidiaries on a consolidated basis. If any of these threatened litigation matters were decided in a manner adverse to the Company or its subsidiaries, the result would likely be materially adverse to the Company and its subsidiaries. For further information with respect to this paragraph, please see Item 7 (Contingencies) in the Selected Notes to Consolidated Financial Statements.

     It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      The foregoing equity repurchases by the Company during the fiscal quarter ended December 31, 2004 have been reflected as follows:
                        ISSUER PURCHASES OF EQUITY SHARES
                                                              (d)Maximum Number
                                                               (or) Approximate
                                           c) Total Number of   Dollar Value)of
                                           Shares Purchased as  Shares that May
                                            Part of Publicly   Yet Be Purchased
             (a)Total Number of (b)Average Price  Announced Plans or  Under the
                                                                       Plans or
              Shares Purchased   Paid Per Share    Programs             Programs

October 1 - 31     0               $ -                0                 148,000
November 1 - 30    0               $ -                0                 148,000
December 1 - 31    0               $ -                0                 148,000
     On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company's outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan. As of the date of this report, the plan has not been terminated.

FORM 10-Q  NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


                            PART II

Item 3.  Defaults upon Senior Securities                        None

Item 4.  Submissions of Matters to Vote of Security Holders     None

Item 5.  Other Information                                      None

Item 6.  Exhibits


         Exhibit 10.1 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Promissory Note contained in Form 10-K filed October 2004).

         Exhibit 10.2 Agreement, dated October 6, 2004, by Nyer Medical Group, Inc. in favor of KeyBank, NA - Commercial Guaranty (contained in Form 10-K filed October 2004).


         Exhibit 10.3 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. Mortgage (contained in Form 10-K filed October 2004).


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

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2004

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  February 14, 2005          By:/s/ Karen L. Wright

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

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such valuation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  February 14, 2005

 /s/ Karen L. Wright
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2005


/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer