Form 10-Q
period 2005-03-31
NYER MEDICAL GROUP INC
filed 2005-05-16
CIK 884647

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

                                       FORM 10Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended March 31, 2005


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

        As of May 13, 2005 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005

                                      INDEX


                                                                    Page No.

                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 31, 2005
             and June 30, 2004                                          4
           Consolidated Statements of Operations, Three Months
             Ended March 31, 2005 and March 31, 2004                    6
           Consolidated Statements of Operations, Nine Months
             Ended March 31, 2005 and March 31, 2004                    7
           Consolidated Statements of Cash Flows, Nine Months
             Ended March 31, 2005 and March 31, 2004                    8
           Selected Notes to Consolidated Financial Statements         10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       17

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               25

  Item 4.  Controls and Procedures                                     25

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           26
  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                    26
  Item 3.  Defaults Upon Senior Securities                             27
  Item 4.  Submissions of Matters to a Vote of Security Holders        27
  Item 5.  Other Information                                           27
  Item 6.  Exhibits                                                    27

            Signatures                                                 28


Exhibit 31.1   Certification Pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of
the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and
Principal Financial and Accounting Officer                             29


Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
President, Chief Executive Officer and Chief Financial Officer         30

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005


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

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                         PART I - Financial Information

Item 1.  Financial Statements:
         --------------------
                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            March 31,         June 30,
                                              2005              2004
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $ 1,196,709       $ 1,270,082
  Accounts receivable, less allowance
   for doubtful accounts of $525,000
   at March 31, 2005 and $461,000
   at June 30, 2004                          4,231,535         4,228,977
  Inventories                                6,082,103         5,674,550
  Prepaid expenses and other current
   assets                                      238,090           349,379
  Deferred tax asset                            15,000           151,000
  Assets to be disposed of from
   discontinued operations                     108,024           160,634
                                           -----------       -----------
            Total current assets            11,871,461        11,834,622
                                           -----------       -----------
  Property, plant and equipment, net         1,425,207         1,364,776
                                           -----------       -----------
  Goodwill                                     104,463           104,463
  Other intangible assets                      469,501           549,073
                                           -----------       -----------
                                               573,964           653,536
                                           -----------       -----------

      Total assets                         $13,870,632       $13,852,934
                                           ===========       ===========











     See accompanying notes to consolidated financial statements.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,         June 30,
                                              2005              2004
                                              ----              ----
                                           (Unaudited)

Current liabilities:

  Current portion of long-term debt        $   139,128       $   213,523
  Accounts payable                           3,826,149         3,819,088
  Accrued payroll and related taxes            411,679           424,115
  Accrued expenses and other liabilities       179,381           286,214
  Income taxes payable                          49,521            20,000
  Liabilities to be disposed of from
   discontinued operations                     505,170           555,556
                                           -----------       -----------
            Total current liabilities        5,111,028         5,318,496
                                           -----------       -----------

Long-term debt, net of current
  portion                                      122,366           210,119
                                           -----------       -----------
Minority interest                            1,534,545         1,432,576
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     379               379
  Additional paid-in capital                17,691,972        17,691,972
  Accumulated deficit                      (10,589,659)      (10,800,609)
                                           -----------       -----------
            Total shareholders'
             equity                          7,102,693         6,891,743
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $13,870,632       $13,852,934
                                           ===========       ===========










     See accompanying notes to consolidated financial statements.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                            March 31,        March 31,
                                              2005             2004
                                              ----             ----
Net sales                                 $15,114,121      $15,056,569
                                          -----------      -----------
Cost and expenses:
  Cost of goods sold                       11,728,386       11,781,896
  Selling and retail                        2,438,721        2,424,378
  Warehouse and delivery                      263,048          279,103
  Administrative                              587,872          682,402
                                          -----------      -----------
                                           15,018,027       15,167,779
  Operating income                             96,094         (111,210)
Other income (expense):
  Interest expense                             (4,466)          (9,121)
  Interest income                              16,762            9,948
  Other                                         4,451           (8,016)
                                          -----------      -----------
       Total other income (loss)               16,747           (7,189)
                                          -----------      -----------
Income (loss) from continuing
  operations before income taxes              112,841         (118,399)
Provision for income taxes                    (69,000)          62,375
Minority interest, net of
  income taxes expense                        (26,687)         (24,373)
                                          -----------      -----------
Income (loss) from continuing
  operations                                   17,154          (80,397)
Discontinued operations                             -          (12,343)
                                          -----------      -----------
Net income (loss)                         $    17,154      $   (92,740)
                                          ===========      ===========
Basic income (loss) per share:
 Continuing operations                    $       .01      $      (.02)
 Discontinued operations                            -             (.01)
                                          -----------      -----------
Basic income (loss) per share             $       .01      $      (.03)
                                          ===========      ===========
Weighted average common
  shares outstanding, basic                 3,784,962        3,784,962
                                          ===========      ===========
Diluted income (loss) per share:
 Continuing operations                    $         -      $      (.02)
 Discontinued operations                            -                -
                                          -----------      -----------
Diluted income (loss) per share           $         -      $      (.02)
                                          ===========      ===========
Weighted average common
  shares outstanding, diluted               4,098,041        3,784,962
                                          ===========      ===========
             The accompanying notes are an integral part of the consolidated
       6                                   financial statements.
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                              For the nine months ended
                                            March 31,        March 31,
                                              2005             2004
                                              ----             ----
Net sales                                 $45,831,635      $46,118,176
                                          -----------      -----------
Cost and expenses:
  Cost of goods sold                       35,623,501       35,996,357
  Selling and retail                        7,221,667        6,971,593
  Warehouse and delivery                      756,704          758,816
  Administrative                            1,689,855        1,902,101
                                          -----------      -----------
                                           45,291,727       45,628,867
                                          -----------      -----------
  Operating income                            539,908          489,309
 Other income (expense):
  Interest expense                            (16,767)         (29,819)
  Interest income                              39,619           35,340
  Other                                          (841)          (7,894)
                                          -----------      -----------
       Total other income (loss)               22,011           (2,373)
                                          -----------      -----------
Income from continuing operations
  before income taxes                         561,919          486,936
Provision for income taxes                   (249,000)        (205,300)
Minority interest, net of
  income taxes expense                       (101,969)        (114,712)
                                          -----------      -----------
Income from continuing
  operations                                  210,950          166,924
Discontinued operations                             -          (54,496)
                                          -----------      -----------
Net income                                $   210,950      $   112,428
                                          ===========      ===========
Basic income per share:
 Continuing operations                    $       .06      $       .04
 Discontinued operations                            -             (.01)
                                          -----------      -----------
 Basic income per share                   $       .06      $       .03
                                          ===========      ===========
Weighted average common
  shares outstanding, basic                 3,784,962        3,784,962
                                          ===========      ===========
Diluted income (loss) per share:
 Continuing operations                    $       .05      $       .04
 Discontinued operations                            -             (.01)
                                          -----------      -----------
Diluted income per share                  $       .05      $       .03
                                          ===========      ===========
Weighted average common
  shares outstanding, diluted               3,970,238        4,009,928
                                          ===========      ===========
        The accompanying notes are an integral part of the consolidated
        7                                  financial statements.
FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)
                                            For the nine months ended
                                            March 31,        March 31,
                                              2005            2004
                                              ----            ----
Cash flows from operating activities:

 Net income from continuing operations     $    210,950     $    112,428

  Adjustments to reconcile net income to   net cash provided by operating
   activities:
  Depreciation                                  329,196          284,558
  Amortization                                   79,572           87,906
  Deferred income tax                           136,000           96,641
  Other assets                                        -           44,858
  Minority interest                             101,969          114,712
  Changes in working capital                   (381,509)         153,397
                                           ------------     ------------
Net cash flows provided by
  operating activities from continuing
  operations                                    476,178          894,500

 Net cash flows used in discontinued
  activities                                     (2,555)        (742,303)
                                           ------------     ------------
 Net cash flows provided by
  operating activities                          473,623          152,197
                                           ------------     ------------
Cash flows from investing activities:

 Purchase of property, plant and
   equipment, net                              (384,846)        (379,236)
                                           ------------     ------------
Net cash flows used in investing
   activities                                  (384,846)        (379,236)
                                           ------------     ------------
Cash flows from financing activities:

 Proceeds from issuance of long-term
  debt                                           17,075                -
 Payments on long-term debt                    (179,225)        (213,850)
                                           ------------     ------------
 Net cash flows used in financing
  activities                                   (162,150)        (213,850)
                                           ------------     ------------
 Net decrease in cash                           (73,373)        (440,889)
Cash at beginning of period                   1,270,082        1,391,666
                                           ------------     ------------
Cash at end of period                      $  1,196,709     $    950,777
                                           ============     ============
            The accompanying notes are an integral part of the consolidated financial statements.
                                          continued

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the nine months ended
                                            March 31,        March 31,
                                               2005            2004
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $     (2,558)    $   (155,974)
  Inventories                                  (407,553)        (344,287)
  Prepaid expenses and other current
   assets                                       111,289           51,838
  Accounts payable                                7,061          110,132
  Accrued payroll and related taxes             (12,436)         (97,975)
  Accrued expenses and other liabilities        (77,312)         589,663
                                           ------------     ------------
      Net change                           $   (381,509)    $    153,397
                                           ============     ============

  Supplemental disclosures of cash flow information:



                                            For the nine months ended
                                            March 31,        March 31,
                                               2005            2004
                                               ----            ----
Cash paid during the period for:

Interest                                   $     13,656     $     28,949
                                           ============     ============
Income taxes                               $    125,000     $    105,250
                                           ============     ============

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

2. Going Concern and Management's Plans: The Company has guaranteed certain obligations from its discontinued operations, and the Company had a loss in its medical and corporate segments in recent years and has a cash flow deficiency in those segments. The continued existence of the Company and specifically, the medical and corporate segments, is dependent upon the medical segment obtaining profitability, up streaming funds from its Pharmacy segment and/or raising capital. The Company's Pharmacy segment's minority shareholders have an operating agreement with the Parent which includes cash management.
The Pharmacy segment's minority shareholders have declined to provide the Parent with sufficient cash to sustain its present operations and fund the medical segment, if necessary. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Recent Accounting Pronouncements:

     On December 16, 2004, the FASB issued Statement No. 123R, "Share-Based Payment" which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

     As such, effective with the Company's first fiscal quarter of 2006, SFAS No. 123R will eliminate the Company's ability to account for stock options using the method permitted under APB 25 and instead require recognition of compensation expense should the Company issue stock options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.

4.  Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

    March 31, 2005       Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $215,132      $312,868
    Non-compete agreements    3-5        750,100       593,467       156,633
                                      ----------      --------      --------
        Totals                        $1,278,100      $808,599      $469,501
                                      ==========      ========      ========

    June 30, 2004        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $189,050      $338,950
    Non-compete agreements    3-5        750,100       539,977       210,123
                                      ----------      --------      --------
        Totals                        $1,278,100      $729,027      $549,073
                                      ==========      ========      ========

     Amortization expense for the nine months ended March 31, 2005 was $79,572. Based on the balance of intangible assets at March 31, 2005, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                      Year           Amortization amount

                      2005                $100,000
                      2006                  83,000
                      2007                  83,000
                      2008                  71,000
                      2009                  35,000

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Discontinued Operations:

     The following table shows assets and liabilities of discontinued operations (fire and police segment) at March 31, 2005:
   Accounts receivable                     $      -
   Inventory                                 37,293
   Prepaid expenses and other
     current assets                          70,731
   Property and equipment,
     net of accumulated depreciation              -
                                           --------
       Total assets                        $108,024
                                           ========
   Note payable to related party           $157,543
   Accounts payable                         278,021
   Accrued expenses and other
     liabilities                             69,606
                                           --------
       Total liabilities                   $505,170
                                           ========
     The note payable to related party pertains to the purchase of a discontinued subsidiary's inventory. There is a continuing dispute with the note holder as to the amount owed. The above balance is the Company's estimate which includes unpaid principal and interest at 7% and payments made on behalf of the note holder. The note holder has demanded payment of $233,157, plus accrued interest. The Company is attempting to settle this matter.

6.  Options and Warrants:

    Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123 is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods.

     The following table shows stock options grants and cancels:
                                   For the 3 months ended
                       March 31, 2005  December 31, 2004  September 30, 2004
                       --------------  -----------------  --------------
Stock option grants:      36,000           16,000                -
Stock option cancels:          -          (10,000)               -
                          ------           ------             -------
                          36,000            6,000                -
                          ======           ======             =======
                                   For the 3 months ended
                       March 31, 2004  December 31, 2003  September 30, 2003
                       --------------  -----------------  ------------------
Stock option grants:      12,000           12,000                    -
Stock option cancels:          -          (55,000)                   -
                          ------           ------              -------
                          12,000          (43,000)                   -
       12                 ======           ======              =======
FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Options and Warrants: continued,

                                 Three months ended         Nine months ended
                                     March 31,                  March 31,
                                 2005           2004        2005        2004
                                 ----           ----        ----        ----
Net income (loss), as reported: $  17,154    $ (92,740)  $ 210,950    $ 112,428

Add: Total stock-based
compensation expense determined
under fair value based method
for all awards, net of taxes       (3,025)      (8,607)    (11,565)     (34,921)
                                ---------    ---------   ---------    ---------
Pro forma net income            $  14,129    $(101,347)  $ 199,385    $  77,507
                                =========    =========   =========    =========
Basic income (loss) per share:
As reported                         $ .01        $(.03)      $ .06        $ .03
                                    =====        =====       =====        =====
Pro forma                           $   -        $(.03)      $ .05        $ .02
                                    =====        =====       =====        =====
Diluted income (loss) per share:
As reported                         $   -        $(.02)      $ .05        $ .03
                                    =====        =====       =====        =====
Pro forma                           $   -        $(.03)      $ .05        $ .02
                                    =====        =====       =====        =====
7.  Earnings Per Share:

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at March 31:
                                    Three months ended   Nine months ended
                                       March 31,            March 31,

                                    2005       2004      2005        2004
                                    ----       ----      ----        ----
Weighted average number of common
 shares used in basic EPS         3,784,962  3,784,962  3,784,962  3,784,962
Stock options                       313,079          -    185,276    224,966
                                  ---------  ---------  ---------  ---------
Weighted average number of common
 shares used in diluted EPS       4,098,041  3,784,962  3,970,238  4,009,928
                                  =========  =========  =========  =========
     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Contingencies:

     Legal proceedings

     The Company and its subsidiaries are subject to various legal proceedings from time to time as part of their operations. Currently, the Company and certain subsidiaries have been threatened with legal proceedings. The Company believes an adverse outcome of any proceedings, individually or in the aggregate, could have a material effect on the businesses, financial condition and results of operations. Any potential litigation, regardless of its merits, could result in costs to the Company and its subsidiaries and divert management's attention from operations.

9.  Subsequent Event:
     On April 15, 2005, the Company sold 193,237 shares of common stock at $2.07 per share for gross proceeds of $400,000. In addition, the Company granted warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share.

10.  Business Segments:

     The Company had two business segments for three and nine months ended March 31, 2005 and 2004: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

Net sales
---------
                         Three months ended              Nine months ended
                             March 31,                       March 31,
                         2005         2004              2005          2004
                         ----         ----              ----          ----
    Pharmacies       $13,136,360   $13,007,834       $39,428,805   $39,799,733
    Medical            1,977,761     2,048,735         6,402,830     6,318,443
                     -----------   -----------       -----------   -----------
                     $15,114,121   $15,056,569       $45,831,635   $46,118,176
                     ===========   ===========       ===========   ===========
Operating income (loss)
----------------------
                         Three months ended              Nine months ended
                             March 31,                       March 31,
                          2005          2004             2005          2004
                          ----          ----             ----          ----
    Pharmacies       $   278,401   $   240,923       $   941,098   $ 1,060,291
    Medical              (24,035)     (153,525)           13,820       (81,979)
    Corporate           (158,272)     (198,608)         (415,010)     (489,003)
                     -----------   -----------       -----------   -----------
                     $    96,094   $  (111,210)      $   539,908   $   489,309
                     ===========   ===========       ===========   ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Business Segments: continued,

Depreciation and amortization
-----------------------------

                         Three months ended              Nine months ended
                             March 31,                       March 31,
                          2005          2004             2005          2004
                          ----          ----             ----          ----
    Pharmacies       $   116,950   $   110,330       $   348,503   $   311,795
    Medical               18,156        19,391            58,822        60,063
    Corporate                158           202             1,443           606
                     -----------   -----------       -----------   -----------
                     $   135,264   $   129,923       $   408,768   $   372,464
                     ===========   ===========       ===========   ===========

Interest expense
----------------
                         Three months ended              Nine months ended
                             March 31,                       March 31,
                         2005         2004              2005          2004
                         ----         ----              ----          ----
    Pharmacies       $     2,972   $     5,591       $    11,071   $    20,000
    Medical                1,494         3,530             5,696         9,819
                     -----------   -----------       -----------   -----------
                     $     4,466   $     9,121       $    16,767   $    29,819
                     ===========   ===========       ===========   ===========

Interest income
---------------
                         Three months ended              Nine months ended
                             March 31,                       March 31,
                          2005          2004             2005          2004
                          ----          ----             ----          ----
    Pharmacies       $     5,886   $     6,264       $    15,615   $    18,864
    Medical               10,876         3,684            24,004        14,731
    Corporate                  -             -                 -         1,745
                     -----------   -----------       -----------   -----------
                     $    16,762   $     9,948       $    39,619   $    35,340
                     ===========   ===========       ===========   ===========

Identifiable assets
-------------------
                                March 31,               June 30,
                          2005          2004             2004
                          ----          ----             ----
    Pharmacies       $11,771,881   $11,342,079       $11,321,180
    Medical            1,855,741     2,138,756         1,996,010
    Corporate            243,010       669,927           535,744
                     -----------   -----------       -----------
                     $13,870,632   $14,150,762       $13,852,934
                     ===========   ===========       ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Business Segments: continued,

Capital expenditures
--------------------
                         Three months ended              Nine months ended
                             March 31,                       March 31,
                          2005          2004             2005          2004
                          ----          ----             ----          ----
    Pharmacies       $    61,198   $   124,667       $   369,009   $   365,568
    Medical                    -        73,102            26,808       102,852
                     -----------   -----------       -----------   -----------
                     $    61,198   $   197,769       $   395,817   $   468,420
                     ===========   ===========       ===========   ===========

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended and the nine months ended March 31, 2005 and 2004.
Net sales. Total sales for the three months ended March 31, 2005 increased by $57,552 to $15,114,121 from $15,056,569 for the three months ended March 31, 2004. Total sales for the nine months ended March 31, 2005 decreased by $286,541 to $45,831,635 from $46,118,176 for the nine months ended March 31,
2004.

     The following table shows sales by business segment for the three months ended and the nine months ended March 31:

Business segment
----------------

    Three months ended    % increase     Nine months ended      %increase
         March 31,         (decrease)         March 31,         (decrease)
               2005          2004                    2005          2004

Pharmacies  $13,136,360  $13,007,834  1.0     $39,428,805 $39,799,733 (1.0)
Medical       1,977,761    2,048,735 (3.5)      6,402,830   6,318,443  1.0
             ----------  -----------          ----------- -----------
            $15,114,121  $15,056,569    -     $45,831,635 $46,118,176    -
            ===========  ===========          =========== ===========

    The pharmacies' sales increased $128,526 to $13,136,360 or 1.0% for the three months ended March 31, 2005 as compared to $13,007,834 for the three months ended March 31, 2004. The main reason for the increase was the opening of a new location within a medical center in Waltham, MA in late November of 2004. The impact of a renegotiation of an expired contract with one federally qualified health center (FQHC), with different terms and conditions, from a replenishment model to a segregated inventory model also had an impact on sales. Under the former contract, the pharmacies dispensed prescriptions from its inventory and recognized as sales the gross value of the prescription dispensed. Under the latter contract, the pharmacies dispensed prescriptions from a segregated inventory owned by the FQHC and recognized as revenues the dispensing fee paid it by the FQHC. The remaining contract for the FQHCs are still under the replenishment model. The dispensing fees totaled approximately $169,000 for the three months ended March 31, 2005 as compared to approximately $70,600. Had the previous replenishment model and corresponding revenue recognition been employed, additional sales of approximately $677,000 would have been recognized as opposed to the approximately $169,000 in dispensing fees at March 31, 2005 as compared to additional sales of approximately $282,500 would have been recognized as opposed to the approximately $70,600 in dispensing fees at March 31, 2004. As such, pharmacies sales would have been approximately $13,800,000, or approximately 3.9% for the three months ended March 31, 2005 as compared to $13,300,000 for the three months ended March 31, 2004. Management expects prescriptions to increase due to an aging population,

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

increased Medicare prescription benefits and additional prescription drugs coming to market point to increasing the prescription drug market.

    The pharmacies' sales decreased $370,928 to $39,428,805 or 1.0% for the nine months ended March 31, 2005 as compared to $39,799,733 for the nine months ended March 31, 2004. The main reason for the decrease of sales was due to a renewal of a contract with different terms and conditions. Had the previous replenishment model and corresponding revenue recognition been employed, additional sales of approximately $1,840,000 would have been recognized as opposed to the approximately $460,400 in dispensing fees at March 31, 2005 as compared to additional sales of approximately $282,500 would have been recognized as opposed to the approximately $70,600 in dispensing fees at March 31, 2004. As such, pharmacies sales would have been approximately $41,300,000, or approximately 3.0% for the nine months ended March 31, 2005 as compared to $40,100,000 for the nine months ended March 31, 2004.

     Same store sales growth have recently slowed as the total number of prescriptions dispensed within the United States remained relatively constant and many Pharmacy Benefit Management Companies (PBM's) increased the percentage of prescription insurance plans with a required mail-order component.

     Management plans to mitigate the effects of mandatory mail-order components within the prescription insurance plans by continuing to seek out niches within the market that it is uniquely qualified to service. In late November of 2004, the pharmacy segment opened a new location within a medical center in Waltham, MA, which was recently acquired by Boston Children's Hospital. Management expects that its presence within this unique medical community will result in added sales volume and incremental profits.

     Medical's sales decreased $70,974 for the three months ended March
31, 2005 to $1,977,761 3.5% as compared to $2,048,735 for the three months ended March 31, 2004, primarily due to a decline in its Maine location from increased pressure from larger competitors who offer lower prices. Internet sales increased approximately $34,000.

     Medical's sales increased $84,387 for the nine months ended March 31, 2005 to $6,402,830 or 1.3% as compared to $6,318,443 for the nine months ended March 31, 2004. The increase was due to a combination of increased Internet sales of approximately $400,000 and a decrease of its non Internet sales of approximately $315,600. The medical segment's sales decline are due to the same reasons mentioned above.

Gross profit margins. The overall gross profit margins were 22.4% for the three months ended March 31, 2005 as compared to 21.7% for the same period in 2004. The overall gross profit margins were 22.3% for the nine months ended March 31, 2005 as compared to 21.9% for the same period in 2004.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Gross profit margins: continued,


     The following is a table of gross profit margin percentages by business segment for the three months ended and nine months ended March 31:

Business Segment

                         Three months ended              Nine months ended
                             March 31,                       March 31,
                         2005         2004              2005          2004
                         ----         ----              ----          ----
    Pharmacies           21.2%        20.8%             21.1%         20.5%
    Medical              30.1%        27.7%             29.5%         31.2%


     The pharmacies' gross profit margins increased .4% to 21.2% for the three months ended March 31, 2005 as compared to 20.8% for the three months ended March 31, 2004, due to larger volume discounts from suppliers.

     The pharmacies' gross profit margins increased .6% to 21.1% for the nine months ended March 31, 2005 as compared to 20.5% for the nine months ended March 31, 2004. The increase can be attributed to larger sales volume discounts from suppliers.

     Medical's gross profit margins increased 2.4% to 30.1% for the three months ended March 31, 2005 as compared to 27.7% for the same period in 2004. This increase was the result of increased gross profit margins on Internet division sales. Medical's distribution division margins declined approximately 1.5%. This segment continues to experience increasing pressure on its gross profit margins as described in the net sales section above.

     Medical's gross profit margins decreased 1.7% to 29.5% for the nine months ended March 31, 2005 as compared to 31.2% for the same period in 2004. Medical's distribution division margins declined approximately 1.2% while the Internet division's gross profit margins increased approximately 4.0%. This segment continues to experience increasing pressure on its gross profit margins as described in the net sales section above.

Selling, general and administrative expenses. Consolidated selling, general and administrative expenses decreased $96,242 or 2.8% for the three months ended March 31, 2005 to $3,289,641 as compared to $3,385,883 for the three months ended March 31, 2004. Consolidated selling, general and administrative expenses increased $35,716 for the nine months ended March 31, 2005 to $9,668,226 as compared to $9,632,510 for the nine months ended March 31, 2004.

     The following table shows the breakdown by business segment for the three months ended and the nine months ended March 31:

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, general and administrative expenses: continued,

Business segment

            Three months ended    % increase    Nine months ended   %increase
               March 31,          (decrease)        March 31,       (decrease)
               2005          2004                2005          2004
               ----          ----                ----          ----
Pharmacies $ 2,511,066  $ 2,466,981   1.8    $ 7,379,197 $ 7,092,786   4.0
Medical        620,303      720,294 (13.9)     1,874,019    2,050,721 (8.6)
Corporate      158,272      198,608 (20.3)       415,010      489,003(15.1)
           -----------  -----------          ----------- ------------
           $ 3,289,641  $ 3,385,883  (2.8)   $ 9,668,226 $ 9,632,510     -
           ===========  ===========          =========== ===========

     The pharmacies' selling, general and administrative expenses increased $44,085 to $2,511,066 or 1.8% for the three months ended March 31, 2005 as compared to $2,466,981 for the three months ended March 31, 2004. The increase consisted of labor costs of approximately $131,000, rent of $17,142, depreciation of $15,000, while advertising decreased approximately $78,000, miscellaneous repairs and maintenance decreased $17,000, legal expenses decreased by $22,650 and amortization expense decreased by $8,300.

     The pharmacies' selling, general and administrative expenses increased $286,411 to $7,379,197 or 4.0% for the nine months ended March 31, 2005 as compared to $7,092,786 for the nine months ended March 31, 2004. The increase consisted of labor costs of approximately $455,500, rent of $71,878, depreciation of $45,000, while advertising decreased approximately $223,000, miscellaneous repairs and maintenance decreased $20,800, legal expenses decreased by $17,600, equipment rental decreased $23,000 and amortization expense decreased by $8,300.

     Medical's selling, general and administrative expenses decreased
$99,991 or 13.9% to $620,303 for the three months ended March 31, 2005 as compared to $720,294 for the three months ended March 31, 2004. The main reasons were personnel reductions and sales related expenses of approximately of $94,000 and a reduction in Internet advertising expense of $24,000. Bad debt expense increased $25,000.

     Medical's selling, general and administrative expenses decreased $176,702 or 8.6% to $1,874,019 for the nine months ended March 31, 2005 as compared to$2,050,721 for the nine months ended March 31, 2004. The decrease was due to a combination of the following: a reduction in sales related expenses of $122,000, Nevada overhead costs of $34,000, personnel costs of $16,000, reduced bulk inventory overhead $17,000, building maintenance and repair cost of $4,000 and mortgage interest due to pay down $4,000. Bad debt expense increased approximately $37,000.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, general and administrative expenses: continued,

     Corporate overhead decreased by $40,336 or 20.3% to $158,272 for the three months ended March 31, 2005 as compared to $198,608 for the three months ended March 31, 2004. The decrease was due to a combination of the following: personnel costs of approximately $36,500, public relation fees and stock related expenses of $20,000, insurance of $4,342. There was an increase in legal and audit expense of $13,422 and $16,000 for the annual shareholders meeting.

     Corporate overhead decreased by $73,993 or 15.1% to $415,010 for the nine months ended March 31, 2005 as compared to $489,003 for the nine months ended March 31, 2004. The decrease was due to a combination of the following reductions: personnel costs of approximately $67,000, public relation fees and stock related expenses of approximately $49,500, insurance of $9,860. Legal and audit fees increased approximately $47,700.

Interest expense. Interest expense decreased by $4,655 or 51.0% to $4,466 for the three months ended March 31, 2005 as compared to $9,121 for the three months ended March 31, 2004. Interest expense decreased by $13,052 or 43.8% to $16,767 for the nine months ended March 31, 2005 as compared to $29,819 for the nine months ended March 31, 2004.

    The following table shows the breakdown of interest expense by business segment for the three months ended and the nine months ended March 31:

Business segment
           Three months ended  % increase    Nine months ended     % increase
          March 31,            (decrease)    March 31,             (decrease)
            2005          2004                    2005          2004
            ----          ----                    ----          ----
Pharmacies $ 2,972   $ 5,591     (46.8)     $ 11,071   $ 20,000     (44.6)
Medical      1,494     3,530     (57.7)        5,696      9,819     (42.0)
           -------   -------                --------   --------
           $ 4,466   $ 9,121     (51.0)     $ 16,767   $ 29,819     (43.8)
           =======   =======                ========   ========

     The pharmacies' interest expense decreased by $2,619 or 46.8% to $2,972 for the three months ended March 31, 2005 as compared to $5,591 for the three months ended March 31, 2004 due to debt pay down.

     The pharmacies' interest expense decreased by $8,929 or 44.6% to $11,071 for the nine months ended March 31, 2005 as compared to $20,000 for the nine months ended March 31, 2004 due to debt pay down.

     Medical's interest expense decreased by $2,036 or 57.7% to $1,494 for the three months ended March 31, 2005 as compared to $3,530 for the three months ended March 31, 2004 due to debt pay down on its building mortgage.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, general and administrative expenses: continued,
     Medical's interest expense decreased by $4,123 or 42.0% to $5,696 for the nine months ended March 31, 2005 as compared to $9,819 for the nine months ended March 31, 2004 due to debt pay down on its building mortgage.

Interest income. Interest income increased by $6,814 or 68.5% to $16,762 for the three months ended March 31, 2005 as compared to $9,948 for the three months ended March 31, 2004. Interest income increased by $4,279 or 12.1% to $39,619 for the nine months ended March 31, 2005 as compared to $35,340 for the nine months ended March 31, 2004.

     The pharmacies' interest income decreased by $378 or 6.0% to $5,886 for the three months ended March 31, 2005 as compared to $6,264 for the three months ended March 31, 2004, due to lower accounts receivable interest revenues.

     The pharmacies' interest income decreased by $3,249 or 17.2% to $15,615 for the nine months ended March 31, 2005 as compared to $18,864 for the nine months ended March 31, 2004, due to lower accounts receivable interest revenues.

     Medical's interest income increased by $7,192 or 195.2% to $10,876 for the three months ended March 31, 2005 as compared to $3,684 for the three months ended March 31, 2004, due to higher accounts receivable interest revenues.

     Medical's interest income increased by $9,273 or 62.9% to $24,004 for the nine months ended March 31, 2005 as compared to $14,731 for the nine months ended March 31, 2004, due to increased accounts receivable interest.

     Corporate interest income decreased by $1,745 or 100% to $0 for the nine months ended March 31, 2005 as compared to $1,745 for the nine months ended March 31, 2004 due to a lower cash balances.

Income tax expense. Income tax expense increased by $131,375 or 210.6% to $69,000 for the three months ended March 31, 2005 as compared to $(62,375) for the three months ended March 31, 2004. Income tax expense increased by $43,700 or 21.3% to $249,000 for the nine months ended March 31, 2005 as compared to $205,300 for the nine months ended March 31, 2004.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Income tax expense: continued,

    The following table shows the breakdown of income tax expense by business segment for the three months ended and the nine months ended March 31:

Business segment

           Three months ended    % increase    Nine months ended    % increase
                   March 31,     (decrease)          March 31,      (decrease)
               2005          2004               2005       2004
               ----          ----               ----       ----
Pharmacies  $ 101,000   $  81,870   23.4      $ 340,000   $ 383,000   (11.2)
Medical             -     (79,900)(100.0)        19,000     (32,700)  158.1
Corporate     (32,000)    (64,345) (50.3)      (110,000)   (145,000)   24.1
            ---------   ---------             ---------   ---------
            $  69,000   $ (62,375) 210.6      $ 249,000   $ 205,300    21.3
            =========   =========             =========   =========

Minority interest. Minority interest for the pharmacy segment increased by $2,314 or 9.5% to $26,687 for the three months ended March 31, 2005 as compared to $24,373 for the three months ended March 31, 2004.

     Minority interest for the pharmacy segment decreased by $12,743 or 11.1% to $101,969 for the nine months ended March 31, 2005 as compared to $114,712 for the nine months ended March 31, 2004.

Liquidity and Capital Resources

     Net cash flows provided by operating activities were $473,623 for the nine months ended March 31, 2005 as compared to net cash flows provided of $152,197 for the nine months ended March 31, 2004. The primary uses of cash were to fund operations for the medical and corporate segments and to purchase pharmacy inventory.

     Net cash flows used in investing activities were $384,846 for the nine months ended March 31, 2005 as compared $379,236 for the nine months ended March 31, 2004.

     Net cash flows used in financing activities were $162,150 for nine months ended March 31, 2005 as compared to $213,850 for the nine months ended March 31, 2004.

     At March 31, 2005, cash on a consolidated basis was $1,196,709 as compared to $1,270,082 at June 30, 2004. Approximately $46,395 was held by the parent company and approximately $1,116,922 was held by the pharmacies. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. Approximately

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Liquidity and Capital Resources: continued,

$150,900 is owed to the Company by the pharmacies. The Company has structured a repayment schedule.

Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, capital expenditures and repayment of debt.

     In order to increase working capital in the medical and corporate segments, a Company subsidiary obtained a $300,000 line of credit in October 2004. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board which was established for this purpose. As of the date of this report, the line of credit has not been used.

     Management's plan for continued profitability includes: 1) revamping management at the corporate and medical segments, 2) instituting cost cutting measures to reduce and control general and administrative costs; and 3) raising additional capital. There is no assurance that management's plan will be successful or that the Company will continue profitability.

     At March 31, 2005, accounts receivable was $4,231,535 as compared to $4,228,977 at June 30, 2004. Accounts receivable increased due to timing of insurance reimbursements in the pharmacy segment.

     At March 31, 2005, debt was $261,494 as compared to $423,642 at June
30, 2004. Debt decreased due to pay downs. The Company purchased a delivery vehicle in July 2004 for $17,075 to be repaid over a period of 36 months.

Private Placement

     On April 15, 2005, we entered into definitive agreements for the private placement sale of common shares and warrants to two institutional investors for aggregate initial gross proceeds of $400,000. The placement closed on April 15, 2005.

     Pursuant to the Securities Purchase Agreement, we issued to the investors 193,237 shares of our common stock at a price of $2.07 per share. We also granted to the investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share. We have also agreed to file a registration statement with the Securities and Exchange Commission no later than November 15, 2005 (the "Filing Date") to permit resales of the common stock by the investors, including the common stock issuable upon exercise of the warrants. We are to use our best efforts to have the registration statement declared effective within thirty (30) days after the Filing Date. If the registration is not filed on time or effective within 60 days of the filing, we will pay 1% for the first month and 2% per month thereafter in penalties until such default is cured. The exercise price of the warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources: continued,

Private Placement: continued,

at a price less than the exercise price of the warrants. Additionally, we have granted the investors piggy back registration rights on any applicable registration statement filed.

     A complete description of this private placement can be found by reviewing the report on Form 8-K (including the exhibits thereto) filed by us on April 18, 2005 with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.

  Cash:  Cash is in checking accounts.

Investment securities:

Cash as of March 31, 2005 was $1,196,709.

  Debt: Company debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at March 31, 2005.

     The Company has no material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. Management believes that there are no other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Item 4.  Controls and Procedures

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and are operating in an effective manner.

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information
Item 1.  Legal Proceedings

     We are not a party to any material litigation.

     However, as first reported in our report on Form 10-K filed with the Securities and Exchange Commission on October 18, 2004 and noted in our reports on Form 10-Q filed with the Securities and Exchange Commission on each of November 15, 2004 and February 14, 2005, the Company, Eaton, Anton and Conway have had litigation threatened against them with respect to separate matters (i.e., the Company: a contract claim; Eaton: primarily statutory claims; Anton and Conway: contract claims). Such entities have not yet determined the likelihood of success of these potential litigation matters against the Company and/or its subsidiaries. With respect to the threatened litigation against Eaton, the potential dollar amount of damages is not readily determinable. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened against the Company, Anton and Conway would exceed ten percent of the current assets of the Company and its subsidiaries on a consolidated basis. If any of these threatened litigation matters were decided in a manner adverse to the Company or its subsidiaries, the result would likely be materially adverse to the Company and its subsidiaries. For further information with respect to this paragraph, please see Note 8 (Contingencies) in the Selected Notes to Consolidated Financial Statements.

     It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended March 31, 2005 have been reflected as follows:


                        ISSUER PURCHASES OF EQUITY SHARES

                                                       (d)Maximum Number
                                                      (or) Approximate
                                    c) Total Number of  Dollar Value)of
                                  Shares Purchased as   Shares that May
                                   Part of Publicly     Yet Be Purchased
    a)Total Number of (b)Average Price Announced Plans or  Under the Plans or
    Shares Purchased   Paid Per Share    Programs             Programs

January  1-31    0        $ -                0            148,000
February 1-28    0        $ -                0            148,000
March    1-31    0        $ -                0            148,000

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information: continued,

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

Item 3.  Defaults Upon Senior Securities                        None

Item 4.  Submissions of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders held on March 30, 2005, the shareholders of the Company elected Messrs. Mark Dumouchel, Robert Landis, and Kenneth Nyer as directors of the Company to each serve for a three-year term until the Company's annual meeting of shareholders for 2007 and until his successor is duly elected and qualified. The following table shows the results of the voting:

                VOTES FOR   VOTES AGAINST   ABSTENTIONS   WITHHELD
Mark Dumouchel  7,706,248         -               -       49,412
Robert Landis   7,743,289         -               -       12,371
Kenneth Nyer    7,706,248         -               -       49,412

Each of the following persons' terms as directors continued after the meeting:
Donald Lewis, Samuel Nyer, James Schweiger, Gerald Weston and Karen Wright.

Further, at the annual meeting of shareholders, the shareholders ratified the selection (by the Audit Committee of the board of directors of the Company) of Sweeney, Gates & Co. as the Company's independent auditors for the fiscal year ending June 30, 2005, with 7,664,378 votes for ratification, 88,282 votes against ratification and 3,000 abstentions.

Further, at the annual meeting of shareholders, the shareholders authorized the transaction of any other lawful business that may properly come before the Annual Meeting of shareholders.

Item 5.  Other Information                                      None

Item 6.  Exhibits


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

FORM 10-Q              NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2005

                  NYER MEDICAL GROUP, INC. AND SUBSIDIARIES






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  May 16, 2005                By: /s/ Karen L. Wright

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

I, Karen L. Wright, certify that:
   1. I have reviewed this quarterly report on Form 10-Q of Nyer Medical Group, Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  May 16, 2005
 /s/ Karen L. Wright
     Karen L. Wright
     President (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 16, 2005

/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer