Form 10-K
period 2005-06-30
NYER MEDICAL GROUP INC
filed 2005-09-27
CIK 884647

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                               FORM 10-K

 [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2005
                                   or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                   1 of 91


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Company's common stock held by non-affiliates, as of December 31, 2004, was approximately $9,297,035 based upon the closing price.

There were 3,978,199 shares of common stock outstanding as of September 26, 2005.

Documents Incorporated by Reference:

Registration Statement on Form S-18 filed on April 13, 1992.

Form 10-KSB filed April 1996.
Form 8-K filed on August 22, 1996.
Form 10-K filed October 2002.
Form 10-K filed September 2003.
Form 10-K filed October 2004.

Each of the foregoing documents incorporated by reference are incorporated by reference into the Exhibits section of Part IV of this Form 10-K.
































                                  PART I
                                  ------
Forward-Looking Statements
--------------------------
Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates", or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below within Item 7 under the heading "Forward-Looking Statements" and other factors are set forth in the section entitled "Risk Factors" in the Company's most recent Registration Statement.

ITEM 1.  Business.

General

    Nyer Medical Group, Inc. (Company or Nyer), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Pharmacies. D.A.W., Inc. (Eaton or D.A.W.), 80% owned by the Company, is a chain of drug stores located in the suburban Boston, Massachusetts area.

    Medical and surgical equipment and supplies. Two wholly owned subsidiaries,ADCO Surgical Supply, Inc. (ADCO) and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of medical and surgical equipment and supplies throughout New England, Florida and worldwide through Internet sales. In June 2005, the division in Nevada was closed due to continuing losses. In fiscal year 2005, Nyer Internet Companies, Inc. ceased to operate as an active business, and ADCO continued to perform the functions of the business of such company.

    Corporate. Salaries of the officers of the holding company are included in this segment as well corporate expenses such as reporting costs, accounting and legal fees.

    Discontinued operations. Fire and police. Anton Investments, Inc. (Anton) and Conway Associates, Inc. (Conway) which are each 80% owned by the Company, sold wholesale and retail equipment, supplies and novelty items to emergency medical services, fire and police departments throughout most of New England. This segment was discontinued in fiscal 2004.

     Certain former operating subsidiaries of the Company (i.e., Nyer Internet Companies, Inc., Nyer Nutritional Systems, Inc. and SCBA, Inc.) have recently been listed as being no longer active by the appropriate governmental agency of their respective jurisdictions of incorporation.

    Nyle International Corp. (Nyle) is the shareholder who owns more common stock of the Company than any other shareholder. Mr. Samuel Nyer, who is Chairman of the Board of Nyle, controls more voting stock in the Company than any other shareholder.

    We have a policy requiring less than wholly-owned subsidiaries to reimburse us for costs in providing management services. Eaton has a service agreement with us wherein they pay a fee of $120,000, annually. The subsidiaries are also required to reimburse the Company for any additional legal, auditing and accounting fees.

    For additional business segment information for the years ended June 30, 2005, 2004 and 2003, see note 17 in the Notes to Consolidated Financial Statements.

Retail Pharmacies Business - Pharmacy chain
-------------------------------------------
Eaton Apothecary

     In August 1996, we acquired 80% of D.A.W., Inc. d/b/a Eaton Apothecary, a 14 store chain of pharmacies.
     Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment under a five-year extension of their original employment contract. Their original five-year employment contract commenced in August 1996 and expired August 5, 2001. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders or the Company. The fifth seat on the board is vacant. Additionally, one member of Eaton's management occupies a seat on our Board of Directors.

     Eaton operates within the metro-Boston Massachusetts market place and has contracts to manage 3 pharmacies owned by federally qualified health centers. Net sales are approximately $53 million in fiscal 2005, with the emphasis of operations on the pharmacy department. Eaton offers free delivery service of prescription medication to customers. In fiscal 2005, prescription sales accounted for 88.7% of total sales.

Strategy

     Eaton's strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. Its prototypical store ranges in size from 2,000 to 5,000 sq. ft. The strategy of focusing on the core of the business within a low fixed cost prototype has resulted in it becoming a leading low cost producer within the industry. Eaton believes this advantage will become increasingly important as pharmacy benefit management companies continue to squeeze margins and the Massachusetts' Medicaid program continues to grapple with budget constraints and rising manufacturer prices.

     The growth in the market for prescription medications slowed in the last year after many years of double-digit growth. Factors influencing the stagnation included the withdrawal of Merck's Vioxx from the market and a lower growth in proton pump inhibitors and antihistamine sales after leading products in these categories became available as over-the-counter products. However, industry experts forecast the stagnation to be short-lived as the baby-boomers age, direct to consumer advertising continues and new and improved medications continue to enter the market.

     Eaton is a leading niche-market pharmacy provider in Massachusetts. In conjunction with the Lynn Community Health Center, Eaton operates the only dually licensed pharmacy in the state. Eaton has contracts with three of the largest PACE (Progressive All-inclusive Care for the Elderly) providers in the state. In each of the instances, Eaton provides pharmacy services consistent with Section 340B of the Public Health Services Act. Two sites are operated under a 340B replenishment model while one is operated under a segregated inventory model. The 340B replenishment model is where each federally qualified entity replenishes the prescription inventory dispensed to them. As replenishment can only be effectuated in full package amounts, there is inherent in the model the necessity for Eaton to carry significant accounts receivable in partial package quantities dispensed. In an effort to reduce committed operating capital, Eaton has moved from the replenishment inventory model to the segregated inventory at the Lynn location and Boston Healthcare for the Homeless program.

     In late November 2004, Eaton opened a pharmacy in a medical center. In January 2005, the medical center was sold to Boston Children's Hospital. Revenues for fiscal 2005 were $370,000. Eaton expects slow but steady growth in revenues at this pharmacy as the hospital continues renovations and increases its presence at the 440,000 sq. ft. facility.

     In April 2005, Eaton began managing a pharmacy within a Federally Qualified Health Center (FQHC) operated by the Boston Healthcare for the Homeless program. In May 2005, Eaton began managing an additional FQHC affiliated with Boston Medical Center. In each instance, Eaton is paid a dispensing fee for each prescription dispensed and is responsible for the management of the pharmacies in their entirety. Eaton expects to service the prescription needs of two homeless shelters under the Boston Healthcare for the Homeless umbrella within fiscal 2006. Eaton is presently in negotiations with two additional FQHCs to provide pharmacy management services to the Health Centers desirous of dispensing prescription medications under the 340B program. One of the FQHCs manages an additional PACE program with 150 patients. The manner and amount Eaton will be compensated is presently under discussion.

     Eaton operates two Medicine-On-time medication management systems. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing homes. The Medicine-On-Time system is the preferred system of most Assisted Living Facilities. Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. The U.S. census predicts this market segment to be the largest growing housing sector in the nation over the next decade. In addition to growth in the assisted living and homebound sectors, many new customers have been gained by word of mouth throughout the visiting nurse and health center communities. Sales within these niche segments were approximately $10 million in fiscal 2005. Eaton expects growth within its niche categories to be the fastest growing segment of its business over the next several years.

     Eaton is presently under lease negotiations to open a pharmacy in an affluent suburban Boston strip mall. The community presently has no pharmacy. Eaton has also begun preliminary negotiations to purchase an additional operating pharmacy with revenues in excess of $4 million.

     Eaton continues to seek acquisition opportunities within contiguous markets to grow its business. Eaton acquires stores both with the intent of continuing operations or effectuating consolidations with existing locations. Eaton did not acquire any stores in fiscal 2005. In January 2006, Medicare beneficiaries can choose to enroll in one of many Medicare part D plans currently under consideration for approval by the Centers for Medicare and Medicaid. The plans will provide seniors, for the first time, with a prescription drug benefit under the Medicare program. Eaton expects to realize significant prescription sales growth as seniors, whose limited incomes may have acted as a barrier to obtaining prescription medication, can now expect Medicare to subsidize a significant portion of their prescription drug costs.

Customers and Third-Party Payors

     During the year ended June 30, 2005, approximately 81% of the pharmacy sales were to customers covered by health plan contracts, which typically contract with a third-party (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, and a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchase in exchange for reduced prescription rates. During the year ended June 30, 2005, the top five third-party payors, which provide administrative and payment services for multiple health plan contracts and customers, accounted for approximately 65% of our total sales, the largest of which represented 28% of our total sales. During the year ended June 30, 2005, Medicaid agencies accounted for approximately 28% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on Eaton's business and results of operations.

Regulation

     Eaton's business is subject to various federal and state regulations. For example, pursuant to Omnibus Budget Reconciliation Act of 1990 ("OBRA") and Massachusetts's regulations, Eaton's pharmacists are required to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription if the warning could reduce or negate such effect.

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

     Eaton's pharmacies are subject to patient privacy and other obligations, including corporate pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act. As a covered entity, Eaton is required to implement privacy standards, train their associates on the permitted uses and disclosures of protected health information, provide a notice of privacy practice to Eaton's pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information. Eaton is additionally required to safeguard against the loss of protected, private health information. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

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

     Many of the largest Pharmacy Benefit Management Companies (PBMs) have instituted differential prescription co-payment structures for retail versus mail order pharmacies. Under the co-payment structures, patients are offered a financial incentive, in the form of a lower co-payment, to obtain their chronic or maintenance medications through a mail order facility. While Eaton has lost some of its customer base to mail order, it has gained market share from retail competitors that has offset the losses.

Medical Products/Service
------------------------
ADCO - ADCO South

     ADCO is a wholesale medical distributor located in Bangor, Maine, with a wholesale customer base of over 875 active customers through out New England. ADCO supplies all areas of health care products to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. ADCO also supplies medical supplies and equipment through an interactive web site, medicalmailorder.com. This site is used to aid in directing customers through an on-line medical mall and the appropriate departments to locate specific equipment and supplies. Our target customers, include home consumers, federal agencies, military, local and state municipalities, schools and universities.

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

     ADCO and ADCO South provide over 5,000 combined stock items and special orders for non stock items, as necessary. Although the inventories of both companies share common items, the need for items relative to their geographic regions is accomplished through warehouse transfers. This enables a larger mix of products to be available from either company and both benefit from the synergies available from two combined inventories.

Marketing
     Our sales are achieved through the services of independent sales representatives who travel throughout New England and South Florida and through sales personnel who tele-market, send catalogs and do mailing campaigns for existing customers and the Internet.
Competition

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

     The national market for wholesale distribution of medical and home health care supplies is served in large part by, McKesson, PSSI, Cardinal and Owens & Miner. PSSI is the largest national supplier of supplies to physician offices and clinics. Although hospitals are believed to constitute most of these companies largest customer group, these companies claim to serve over 17,000 other customers including physicians and clinics throughout the United States, including the New England area. Despite the presence of larger companies, ADCO/ADCO South believe the distribution of medical products in physician sites and long-term care facilities is still controlled by many small local and regional distributors.

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

     We purchased an 80% interest in Conway Associates, Inc. in 1996.

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

     In June 2004, due to declining sales and continuing losses, the Company closed its remaining location with respect to Conway, in Haverhill, Massachusetts. The Company is in the process of returning some of its remaining inventory to satisfy unpaid accounts payable. The operations are accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

Backlogs - Seasonal

     None of our Companies have significant backlogs and our businesses are not seasonal.

Employees

     The Company believes our employees represent one of our most valuable resources. As of the date of this report, including its executive officers, we have 123 full-time and 88 part-time employees. Eaton employs 97 full-time and 83 part-time employees, ADCO employs 21 full-time employees and 3 part-time employees, ADCO South employs 4 full-time employees and 2 part-time employees, and the Company directly employs one full-time person. None of our employees are covered by a collective-bargaining agreement.

     Management believes that our relationship with our employees is excellent and that we have a loyal work force.

Availability of SEC Filings

     All reports filed by the Company with the Securities and Exchange Commission are available free of charge via EDGAR through the Securities and Exchange Commission website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. The Company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at www.nyermedicalgroup.com as soon as reasonably practicable after filing electronically such material with the Securities and Exchange Commission. Copies are also available, without charge, from Nyer Medical Group, Inc., P.O. Box 1328, Bangor, Maine, 04402-1328.

ITEM 2.  Properties.

     Our executive offices and ADCO's office, warehouse and retail store are located at 1292 Hammond Street, Bangor, Maine.

     The pharmacies have 15 leases, averaging approximately 2,200 square feet each, with one location having approximately 5,400 square feet, throughout the suburban Boston area. One of the leases is for office space of approximately 2,000 square feet. Our monthly lease payments range from $562 to $11,050. Six locations have renewable lease options.

     The medical segment owns a 23,000 square foot facility located in Bangor, Maine. The promissory note, with respect to the mortgage on its building and land, was paid in full July 2005. The monthly costs, including taxes (but excluding utilities) is $2,000. We also lease 6,500 square feet of warehouse space in Bangor, Maine for $2,194 per month and 6,172 square feet of warehouse and office space in West Palm Beach, Florida for $3,468 per month.

     We believe our current premises are adequate for our current foreseeable needs.

ITEM 3.  Legal Proceedings.

     We are not a party to any material litigation.

     However, recently, each of Anton and Conway has had litigation threatened against it with respect to accounts payable. Such entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened would exceed ten percent of the current assets of the Company and its subsidiaries on a consolidated basis. Even if these matters were all decided in a manner adverse to Anton and Conway, there would not likely be a material adverse affect on the Company and its subsidiaries.

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

     As of September 26, 2005, there were approximately 745 holders of our shares of common stock. The high and low bid prices for our common shares for the calendar quarterly periods are as follows:

                         2005            2004           2003
                         ----            ----           ----
                      Closing Bids    Closing Bids    Closing Bids
                      HIGH    LOW     HIGH    LOW     HIGH    LOW
                      -----   ---     ----    ---     ----    ---
First Quarter        $3.39   $2.19   $3.25   $2.31   $1.25   $1.00
Second Quarter        3.41    2.08    2.82    1.81    1.44     .65
Third Quarter            -       -    2.21    1.62    2.39    1.13
Fourth Quarter           -       -    3.07    1.47    4.05    1.88

     Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions. Our shares are traded sporadically, which may affect the prices.

     Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.

Issuer Purchases of Equity Securities

      The foregoing equity repurchases by the Company during the fiscal quarter ended June 30, 2005 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                             (d)Maximum Number
                                                               (or) Approximate
                                                                  Dollar Value)
                                            c) Total Number of  of Shares that
                                           Shares Purchased as     May Yet Be
                                              Part of Publicly   Purchased
Under
For the Period (a)Total Number of (b)Average Price Announced Plans  the Plans
or
Ended(2005)    Shares Purchased   Paid Per Share    or Programs      Programs
-----------    ----------------   --------------    -----------      --------
April 1-April 30   0               $ -                0              148,000
May 1-May 31       0               $ -                0              148,000
June 1-June 30     0               $ -                0              148,000

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




























ITEM 6.  Selected Financial Data
                       Selected Financial Data
                               2005*        2004*        2003*
                               -----        -----        -----
Summary of Operations:
---------------------
Sales                       $61,184,025  $61,687,258  $56,972,494
 Gross profit                13,730,951   13,336,329   12,455,401
 Operating
  income (loss)
  from continuing
  operations                    592,400      224,619    1,001,934
 Income (loss)
  from continuing
  operations                    184,066      (54,626)     746,440
 Income (loss) from
  discontinued
  operations                     39,573     (370,594)    (247 303)
 Net income
  (loss)                    $   223,639  $  (425,220) $   499,137

Per Share Data (basic and
--------------
  diluted):
 Net income (loss) per
  weighted average of
  common shares from
  continuing operations           $ .05        $(.01)       $ .20
 Net income (loss)
  weighted average of
  common shares from
  discontinued operations           .01         (.10)        (.07)
                                  -----        -----        -----
 Net income (loss)
  weighted average of
  common shares                   $ .06        $(.11)       $ .13
                                  =====        =====        =====
Year-End Position:
-----------------
Total assets                $14,354,187  $13,852,934  $14,300,445
 Net working capital          7,161,349    6,516,126    6,882,879
 Long-term debt
  (excluding
  current portion)               95,010      210,119      418,425
Long-term debt
  (excluding current
  portion) discontinued
  operations                          -            -            -
Minority interest             1,548,369    1,432,576    1,232,404
Shareholders' equity       $  7,443,873  $ 6,891,743  $ 7,316,962
* For the twelve months ended June 30, 2005, 2004, 2003 and 2002 ** For the six months ended June 30, 2001
*** For the twelve months ended December 31, 2000
No cash dividends have been declared in the periods presented.



ITEM 6.  Selected Financial Data, continued

                       Selected Financial Data

                               2002*        2001**       2000***
                               -----        -----        -----
Summary of Operations:
---------------------
Sales                       $49,874,462  $21,164,615  $37,190,030
 Gross profit                10,437,373    4,382,991    7,911,720
 Operating
  income (loss)
  from continuing
  operations                    635,416       15,762     (253,685)
 Income (loss)
  from continuing
  operations                    583,894       (5,229)       5,233
 Income (loss) from
  discontinued
  operations                   (341,080)    (212,532)    (643 888)
 Net income
  (loss)                    $   242,814  $  (217,761) $  (638,655)
Per Share Data (basic and
--------------
  diluted):
 Net income (loss) per
  weighted average of
  common shares from
  continuing operations           $ .15        $   -        $   -
 Net income (loss)
  weighted average of
  common shares from
  discontinued operations          (.09)        (.06)        (.17)
                                  -----        -----        -----
 Net income (loss)
  weighted average of
  common shares                   $ .06        $(.06)       $(.17)
                                  =====        =====        =====
Year-End Position:
-----------------
 Total assets               $13,564,503  $12,603,077  $12,634,831
 Net working capital          6,289,838    5,841,459    5,854,127
 Long-term debt
  (excluding
  current portion)              329,367      214,403      244,531
Long-term debt
  (excluding current
  portion) discontinued
  operations                    101,403      244,151      307,371
Minority interest               954,213      753,804      673,774
Shareholders' equity        $ 6,765,549  $ 6,407,235  $ 6,612,316
* For the twelve months ended June 30, 2005, 2004, 2003 and 2002 ** For the six months ended June 30, 2001
*** For the twelve months ended December 31, 2000
No cash dividends have been declared in the periods presented.


ITEM 7. Management's Discussion And Analysis of Financial Condition and Results of Operation.

     Effective June 30, 2001, we changed our fiscal year end from December 31 to June 30. Accordingly, the following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended June 30, 2005 and 2004 and for the years ended June 30, 2004 as compared June 30, 2003 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

     We had two business segments for the years ended June 30, 2005, 2004 and 2003: (1) pharmacy drug store chain ("pharmacies") and (2) wholesale and retail sales of medical equipment and supplies ("medical"). We have discontinued our operations of our wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments ("Fire and police"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

Year Ended June 30, 2005 Compared to June 30, 2004.
--------------------------------------------------
NET SALES. Total sales for the twelve months ended June 30, 2005 decreased by ..8% from June 30, 2005 to $61,184,025 from $61,687,258 in 2004.

     The following table shows sales by business segment for the years ended June 30, 2005 and 2004:

Business Segment                      2005            2004    % increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $52,893,153     $53,220,507      (.6)
Medical                            8,290,872       8,466,751     (2.1)
                                 -----------     -----------
Total for business segments      $61,184,025     $61,687,258
                                 ===========     ===========
    The pharmacies segment's sales decreased $327,354 to $52,893,153 or .6% for the year ended June 30, 2005 as compared to $53,220,507 for the year ended June 30, 2004. The main reason for the decrease was the impact of a renegotiation of an expired contract with one federally qualified health center (FQHC), withdifferent terms and conditions, from a replenishment model to a segregated inventory model. Under the former contract, the pharmacies dispensed prescrip-tions from its inventory and recognized as sales the gross value of the prescription dispensed. Under the latter contract, the pharmacies dispensed prescriptions from a segregated inventory owned by the FQHC and recognized as revenues the dispensing fee paid it by the FQHC. The remaining contract for the FQHCs are still under the replenishment model. The dispensing fees totaled approximately $775,400 for the year ended June 30, 2005 as compared to approximately $188,000 for the year ended June 30, 2004. Had the previous replenishment model and corresponding revenue recognition been employed, additional sales of approximately $3,101,600 would have been recognized for the year ended June 30, 2005 as compared to an additional sales of approximately $752,000 for the year ended June 30, 2004. As such, pharmacies sales would have been approximately $56,000,000, or an increase of approximately 3.7% for the year ended June 30, 2005. Management expects prescriptions to increase due to an aging population, increased Medicare prescription benefits and additional prescription drugs coming to market point to increasing the prescription drug market.

     The pharmacies segment's same store sales growth have recently slowed as the total number of prescriptions dispensed within the United States remained relatively constant and many Pharmacy Benefit Management Companies (PBM's) increased the percentage of prescription insurance plans with a required mail-order component.

     Management plans are to mitigate the effects of mandatory mail-order components within the prescription insurance plans by continuing to seek niches within the market that it is uniquely qualified to service. In late November of 2004, the pharmacy segment opened a new location within a medical center in Waltham, MA, which was recently acquired by Boston Children's Hospital. Management expects that its presence within this unique medical community will result in added sales volume and incremental profits.

     The medical segment's sales decreased $175,879 in 2005 to $8,290,872 or 2.1% for the year ended June 30, 2005 as compared to $8,466,751 for the year June 30, 2004. Over $400,000 was due to increased pressure from regional and national buying groups which are able to command larger discounts from manufacturers and are able to offer on-line purchasing and inventory controls. Also, increased pressure continues from larger competitors who offer lower prices. In addition, physicians and physician groups are being purchased by hospitals which require they purchase from their sources resulting in a decrease of $80,000. The balance is due to new buying groups offering lower prices to induce customers to purchase their products and not selling products with very low gross profit margins. Internet sales increased approximately $330,000 which helped offset the decline.

GROSS PROFIT MARGINS. Overall gross profit margins were 22.4% in 2005 as compared 21.6% in 2004.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2005 and 2004:

Business Segment                      2005       2004    % increase
----------------                      ----       ----     (decrease)
                                                          ---------
Pharmacies                            21.3       20.3         1.0
Medical                               29.6       29.9         (.3)

     The pharmacies segment's gross profit margins increased 1% to 21.3% for the year ended June 30, 2005 as compared to 20.3% for the year ended June 30, 2004. The increase was due to larger discounts from their suppliers due to purchasing volume. This increase helped offset lower insurance reimbursements.

     The medical segment's gross profit margins decreased .3% to 29.6% for the year ended June 30, 2005 as compared to 29.9% for the year ended June 30, 2004. In fiscal 2004, this segment had sales from a bulk inventory purchase of approximately $155,000 which were recorded at no cost. The cost of the bulk inventory was allocated to inventory that had been previously sold. This segment continues to experience increasing pressure on its gross profit margins as described in the net sales section above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, generaland administrative expenses ("S,G&A") increased .2% in 2005 to $13,138,551 as compared to $13,111,710 in 2004.
     The following table shows the breakdown by business segment for the years ended June 30, 2005 and 2004:
Business Segment                      2005            2004    % Increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $10,114,766     $ 9,586,1 5      5.5
Medical                            2,512,275       2,876,756    (12.7)
Corporate                            511,510         648,779    (21.2)
                                 -----------     -----------
                                 $13,138,551     $13,111,710       .2
                                 ===========     ===========     ====
     The pharmacies' S,G & A expenses increased $528,591 to $10,114,766 or 5.5% for the year ended June 30, 2005 as compared to $9,586,175 for the year ended June 30, 2004. The increase was due to the following: costs associated with the opening of a pharmacy in Waltham, MA of $275,500, increased labor costs (including benefits) of approximately $524,000 due to a shortage of available pharmacists, and an increase in depreciation expense of $53,000. These increases were partially offset by : decreased legal fees of $32,400, decreased advertising of approximately $179,000, and decreased amortization of $16,700.

     The medical segment's S,G&A expenses decreased $364,481 or 12.7% to $2,512,275 for the year June 30, 2005 as compared to $2,876,756 for the year June 30, 2004. The decrease was due to a combination of the following: a reduction in sales related expenses of $160,000, a reduction in bad debt expense of $63,000, personnel costs of $48,900, Nevada overhead costs of $37,000, advertising costs of $33,000, reduced bulk inventory storage costs of $8,000, mortgage interest of $6,000 and building maintenance and repair costs of $5,100. Due to continuing losses, the division located in Nevada was closed in June 2005.

     The Corporate segment's overhead decreased by $137,269 or 21.2% to $511,510 for the year June 30, 2005 as compared to $648,779 for the year June 30, 2004. The decrease was due to a combination of the following reductions: personnel costs of approximately $91,200, public relation fees and stock related expenses of approximately $74,000, insurance of $14,700. Legal and audit fees increased approximately $56,000.

DISCONTINUED OPERATIONS.

     Our discontinued operations consist of wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments ("Fire and police"). The entities are Anton Investments, Inc., (Anton) and Conway Associates, Inc., (Conway).

     In August 2003, due to continuing losses, the Company closed its Anton Massachusetts location. In September 2003, the Company closed its New Hampshire location. In December of 2003, the Company reevaluated the business and determined to entirely close Anton because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. The Company has sold the remaining inventory and fixed assets. In May of 2004, the Company evaluated its operations of Conway and decided to close operations by June 30, 2004 due to continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. This entire segment has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     The following table shows net sales, cost of goods sold, gross profit margins percentage, and selling, general, and administration expenses for year June 30, 2005 as compared to June 30, 2004 for discontinued operations.

                              2005          2004        Decrease        %
                              ----          ----        --------        -
Net sales                  $        -    $1,424,432    ($1,424,432)  (100.0)
Cost of goods sold         $        -    $1,214,915    ($1,214,915)  (100.0)
Gross profit margins (%)            -          14.7
Selling, general and
 administrative expenses   $        -    $  548,429    ($  548,429)  (100.0)

INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2005 and 2004.

     In 2005, the Company's subsidiary, D.A.W., had taxable income and was required to accrue federal and state income taxes. Discontinued operations had taxable income, realizing a gain of $57,543. The Company utilized the remainder of its federal income tax asset.

     In 2004, the Company had no income, therefore, no federal income taxes were accrued. A subsidiary, D.A.W., had taxable income and was required to accrue state income taxes. Due to timing differences, the Company utilized a portion of its federal income tax asset.

Income taxes (benefit)
                                          June 30,     June 30,
                                           2005          2004
                                           ----          ----
           Pharmacies                 $   448,848   $    94,247
           Medical                        (11,600)            -
           Discontinued operations         17,970             -
           Corporate                     (119,678)            -
                                      -----------   -----------
                                      $   335,540   $    94,247
                                      ===========   ===========

Year Ended June 30, 2004 Compared to June 30, 2003.

NET SALES. Total sales for the twelve months ended June 30, 2004 increased by 8.3% from June 30, 2004 to $61,687,258 from $56,972,494 in 2003.

     The following table shows sales by business segment for the years ended June 30, 2004 and 2003:

Business Segment                      2004            2003    % increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $53,220,507     $47,778,600     11.4
Medical                            8,466,751       9,193,894     (7.9)
                                 -----------     -----------
Total for business segments      $61,687,258     $56,972,494      8.3
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

    The medical segment's sales decreased $727,143 in 2004 to $8,466,751 or 7.9% for the year ended June 30, 2004 as compared to $9,193,894 for the year June 30, 2003. Over $300,000 of the sales decline was attributed to the Las Vegas operation which experienced continual turnover of personnel and a lack of on site management. $125,000 of the decrease was due to increased pressure from regional and national buying groups which were able to command larger discounts from manufacturers and can offer on-line purchasing and inventory controls. In addition, physicians and physician groups are being purchased by hospitals which insist they purchase from their sources resulting in a decrease of $120,000. The balance was due to new buying groups offering lower prices to induce customers to purchase their products.

GROSS PROFIT MARGINS. Overall gross profit margins were 21.6% in 2004 as compared 21.9% in 2003.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2004 and 2003:

Business Segment                      2004            2003
----------------                      ----            ----
Pharmacies                            20.3            20.5
Medical                               29.9            28.8
                                      ----            ----
                                      21.6            21.9
                                      ====            ====

     The pharmacies segment's gross profit margins decreased .2% to 20.3% for the year ended June 30, 2004 as compared to 20.5% for the year ended June 30, 2003. The decrease was due to lower insurance reimbursements partially offset by larger supplier discounts due to volume purchasing.

     The medical segment's gross profit margins increased of 1.1% to 29.9% for the year ended June 30, 2004 as compared to 28.8% for the year ended June 30, 2003. This increase was the result of discontinuing the sale of unprofitable items and sales from a bulk inventory purchase of approximately $155,000 which had been recorded at no cost.















SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 14.5% in 2004 to $13,111,710 as compared to $11,453,466 in 2003.
     The following table shows the breakdown by business segment for the years ended June 30, 2004 and 2003:

Business Segment                      2004            2003    % Increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $ 9,586,175     $ 8,125,138     18.0
Medical                            2,876,756       2,688,020      7.0
Corporate                            648,779         640,308      1.3
                                 -----------     -----------     ----
                                 $13,111,710     $11,453,466     14.5
                                 ===========     ===========     ====
     The pharmacies' S,G & A expenses increased $1,461,037 to $9,586,175 or 16.9% for the year ended June 30, 2004 as compared to $8,125,138 for the year ended June 30, 2003. The increase resulted from additional overhead costs associated with the opening of a pharmacy in Peabody, MA of $129,413, increased labor costs (including benefits), of approximately $673,000 due to a shortage of available pharmacists, increased legal fees of $27,000 for negotiations of new and existing leases, increased rent expense of $91,000 for two leases while we moved and renovated a new location, rent increases in general, increased advertising of approximately $100,000 and overhead expenses that increase with the increase in sales.

     The medical segment's S,G&A expenses increased $188,736 or 7.0% to $2,876,756 for the year June 30, 2004 as compared to $2,688,020 for the year June 30, 2003 due to increased Internet advertising expense of $49,000; an increase in personnel costs of approximately $40,000; an increase in its accounts receivable bad debt expense of $107,000 and a charge of $60,000 for inventory obsolescence.

     The Corporate segment's overhead increased by $8,471 or 1.3% to $648,779 for the year June 30, 2004 as compared to $640,308 for the year June 30, 2003. This was mainly additional accounting and legal expenses due to the passing of the Sarbanes-Oxley Act of 2002.

DISCONTINUED OPERATIONS.

     In August 2003, due to continuing losses, the Company closed its Anton Massachusetts location. In September 2003, the Company closed its New Hampshire location. In December of 2003, the Company reevaluated the business and determined to entirely close Anton because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. The Company has sold the remaining inventory and fixed assets. In May of 2004, the Company evaluated its operations of Conway and decided to close operations by June 30, 2004 due to continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. This entire segment has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     The following table shows net sales, cost of good sold, gross profit margins percentage, and selling, general, and administration expenses for year June 30, 2004 as compared to June 30, 2003 for discontinued operations.

                              2004          2003        Increase  % Increase
                              ----          ----        (decrease)  (decrease)
                                                        ----------  ---------
Net sales                  $1,424,432    $2,926,823    ($1,502,391)   (51.3)
Cost of goods sold         $1,214,915    $2,216,175    ($1,001,260)   (45.2)
Gross profit margins (%)         14.7          24.3           (9.6)    (9.6)
Selling, general and
 administrative expenses   $  548,429    $  955,049      ($406,620)   (42.6)

     The discontinued operation's sales decreased $1,502,391 to $1,424,432 or
51.3 for the year ended June 30, 2004 as compared to $2,926,823 for the year ended June 30, 2003. The decrease was due to increased competition from cut rate competitors and lack of on site management.

     The discontinued operation's gross profit margins decreased 9.6 to 14.7% for the year ended June 30, 2004 as compared to 24.3% for the year ended June 30, 2003. The decrease was due to increased competition and lowered selling prices in order to match the cut rate competitors and lack of on site management.

     The discontinued operation's S,G & A expenses decreased $406,620 to $548,429 or 42.6% for the year ended June 30, 2004 as compared to $955,049 for the year ended June 30, 2003, was due to decreased sales and related overhead and overhead costs directly associated with the closing of locations.

INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2004 and 2003. In 2004, the Company had no income, therefore, no federal income taxes were accrued. A subsidiary, D.A.W., had taxable income and was required to accrue state income taxes. Due to timing differences, the Company utilized a portion of its federal income tax asset.

     In 2003, the Company had taxable income for federal tax purposes, but utilized its NOL carryforwards to reduce income taxes. In addition, the Company reviewed its deferred tax assets and recorded a deferred tax asset for its NOL amounting to $185,000. The Company's subsidiary, D.A.W., was profitable and accrued state income taxes for approximately $187,000 for a net of $2,800. For more information, see note 10 in the Notes to Consolidated Financial Statements.

Income taxes (benefit)
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
                                      ===========   ===========






Restricted Assets and Uncertainties
-----------------------------------

     The Pharmacy acquisition agreement, described below, includes provisions whereby the pharmacies are able to restrict the transfer of funds to the parent or to other subsidiaries any funds in excess of their required management fees.

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

     As part of this agreement, the Company and the minority shareholders will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.
     The agreement also provides for the operations of the subsidiary, including cash management, to be managed by the minority shareholders.

     The minority shareholders of D.A.W. have employment agreements which expire in August 2006. When the agreements expire, these employees have the right to require the Company to purchase all or any portion of their shares of D.A.W.

     The Company and the minority shareholders are presently attempting to negotiate employment agreements and/or a buy out agreeable to all parties. There is also no assurance that the Company will be able to successfully negotiate employment agreements and/or raise the capital necessary to buy out the minority shareholders. Should an agreement not be reached, the Company will be faced with a number of uncertainties:

     1. If an agreement has not been finalized by August 2006, the minority shareholders could seek employment elsewhere. This would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an entire new management team.

     2. Six of the location leases are expiring in 2006, including the largest and most profitable one, which is owned by the mother of D.A.W.'s president and member of the board of directors of each of D.A.W and the Company. If an agreement is not finalized, this lease may not be renewed.

     3. There is also no assurance that D.A.W. will be able to renew the other leases at terms acceptable to management.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities was $1,013,687 for the year ended June 30, 2005 as compared to $587,008 for the year ended June 30, 2004 and $349,825 for the year ended June 30, 2003. The primary use of cash for the years June 30, 2005, 2004 and 2003 was to fund operations for our medical and corporate operations.

       The net cash used in investing activities was $409,989 for the year June 30, 2005 as compared to $448,402 for the year ended June 30, 2004 and $678,928 for the year ended June 30, 2003. The decrease of $409,989 and $448,402 for the years ended June 30, 2005 and 2004 was mainly due to the purchase of property, plant and equipment. The decrease for the year ended June 30, 2003 was mainly due to the acquisition of two pharmacies and the purchase of property, plant and equipment.

     Net cash provided in financing activities of $120,125 for the year ended June 30, 2005 was mainly due to proceeds from the issuance of common stock which was offset by repayments of long-term debt. Net cash used in financing activities $286,268 for the year ended June 30, 2004 was for repayments of long-term debt as compared to net cash provided by financing activities of $196,473 for the year ended June 30, 2003. This was due to issuance of long-term debt of $390,000 for the year June 30, 2003.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, capital expenditures and repayment of debt.

Cash - At June 30, 2005, we had approximately $2.0 million in cash as compared to approximately $1.3 million in cash at June 30, 2004. The cash balances of the Company and subsidiaries were as follows: pharmacies - approximately $1,500,000, Company - approximately $332,000, and medical - approximately $159,000. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. The pharmacies owe approximately $85,000 to the Company which is being repaid monthly.

Line of credit - In October 2004, the Company's medical segment obtained a $300,000 line of credit which is collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established for this purpose. The interest rate for the line of credit is the Wall Street Journal Prime Rate. Repayment of the line of credit would be in monthly payments of interests only, with the principal being due at maturity, unless renewed. The line of credit expires November 30, 2005. The Company intends to renew the line of credit. As of the date of this report, the Company has not drawn on the line of credit.

Accounts receivable - At June 30, 2005, we had net accounts receivable of approximately $4.4 million as compared to approximately $4.2 million at June 30, 2004. Accounts receivable increased due to timing of insurance reimbursements in the pharmacy segment.

Debt - At June 30, 2005, debt was $215,275 as compared to $423,642 at June 30, 2004. Debt decreased due to pay downs. The Company purchased a delivery vehicle in July 2004 for $17,075 to be repaid over a period of 36 months.
The pharmacies lease five vehicles which have an annual cost of approximately $44,000 and have varying expiration dates ranging from August 31, 2005 to May 23, 2007.

Private Placement

     On April 15, 2005, we entered into definitive agreements for the private placement sale of common shares and warrants to two institutional investors for aggregate initial gross proceeds of $400,000. The net proceeds were $328,472 after expenses. The placement closed on April 15, 2005.

     Pursuant to the Securities Purchase Agreement, we issued 193,237 shares of our common stock at a price of $2.07 per share. We also granted to the investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share. We have also agreed to file a registration statement with the Securities and Exchange Commission no later than November 15, 2005 (the "Filing Date") to permit resales of the common stock by the investors, including the common stock issuable upon exercise of the warrants. We are to use our best efforts to have the registration statement declared effective within thirty (30) days after the Filing Date. If the registration is not filed on time or effective within 60 days of the filing, we will pay 1% for the first month and 2% per month thereafter in penalties until such default is cured. The exercise price of the warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the warrants. Additionally, we have granted the investors piggy back registration rights on any applicable registration statement filed.

     A complete description of this private placement can be found by reviewing Exhibits 4.1, 4.2, 4.3 and 4.4 to this report on Form 10-K.

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

     Allowance for uncollectible receivables: We maintain a reserve for the amount of receivables deemed to be uncollectible. This reserve is estimated based upon historical collection activity adjusted for current conditions. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, then an additional reserve would be required.

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

     Impairment: We evaluate long-lived assets, excluding goodwill, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by estimating the expected future cash flows expected to be generated by the assets, and comparing this amount to the carrying value.

     Goodwill impairment: In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our tests during the fourth quarter of fiscal 2005 and 2004 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our companies. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

     Income taxes: The Company concluded, based on available evidence, it is uncertain when the Company will utilize the other deferred tax assets, principally timing difference relating to allowances, depreciation and intangible assets; and, therefore it is more likely than not that the timing difference will not be utilized and a valuation allowance has been provided.

Recent Accounting Pronouncements
--------------------------------

     In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment" which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

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

     In November 2004, the FASB issued SFAS No. 151 "Inventory Cost - An Amendment of ARB No. 43, Chapter 4". SFAS No 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoi1age, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this standard is issued. The provisions of SFAS No. 151 must be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December 2004, the FASB issued SEAS No. 153, "Exchange of Non-monetary Assets, an amendment of APB Opinion No 29, Accounting for Non-monetary Transactions". SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.
The Company expects to adopt the standard during the fiscal year 2006. The Company is evaluating the requirements of SFAS No. 153 and has not determined the impact on its financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

Cash. Our cash is in checking accounts. Since these accounts are non-interest bearing, there are no risks to us for fluctuating interest rates.

Debt: Our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at June 30, 2005, 2004 and 2003.




























ITEM 8: Financial Statements and Supplementary Data

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              Table of Contents


                                                             Page(s)

  Report of Independent Registered Public Accounting Firm      F 1

  Consolidated Financial Statements:
  Consolidated Balance Sheets as of June 30, 2005 and
    June 30, 2004                                              F 2

  Consolidated Statements of Operations for the years
    ended June 30, 2005, 2004 and 2003                         F 4

  Consolidated Statements of Changes in Shareholders'
    Equity for the years ended June 30, 2005, 2004
    and 2003                                                   F 6

  Consolidated Statements of Cash Flows for the years
    ended June 30, 2005, 2004 and 2003                         F 8

  Notes to Consolidated Financial Statements                   F 10

  Schedule I Condensed Financial Statements of the Parent      F 33

  Schedule II Valuation and Qualifying Accounts and Reserves   F 36



























      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Nyer Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries at June 30, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended in the periods June 30, 2005, 2004 and 2003, in conformity with generally accepted accounting principals in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Table of Contents to the Consolidated Financial Statements are presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                                Sweeney, Gates & Co.
Fort Lauderdale, Florida
September 12, 2005







                                        F-1
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2005 and 2004




                                       ASSETS

                                           2005               2004
                                           ----               ----
Current assets:
  Cash                                  $ 1,993,905        $ 1,270,082
  Accounts receivable, less
   allowance for doubtful
   accounts of $233,000
   and $461,000, respectively             4,394,637          4,228,977
  Inventories, net                        5,758,155          5,674,550
  Prepaid expenses and other
   current assets                           258,827            349,379
  Deferred tax asset                              -            151,000
  Assets to be disposed of from
   discontinued operations                   22,760             83,036
                                        -----------        -----------

      Total current assets               12,428,284         11,757,024
                                        -----------        -----------
Property, plant and equipment,
 net of accumulated depreciation          1,308,828          1,364,776
                                        -----------        -----------
Goodwill, net                               104,463            104,463
Other intangible assets, net                448,533            549,073
Other assets                                 64,079             77,598
                                        -----------        -----------
                                            617,075            731,134
                                        -----------        -----------
      Total assets                      $14,354,187        $13,852,934
                                        ===========        ===========















              The accompanying notes are an integral part of the consolidated financial statements.

                                        F-2
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2005 and 2004

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2005             2004
                                              ----             ----
Current liabilities:
  Current portion of long-
   term debt                            $   120,265        $   213,523
  Accounts payable                        3,960,175          3,819,088
  Accrued payroll and related
   taxes                                    508,789            424,115
  Accrued expenses and other
   liabilities                              267,252            286,214
  Income taxes payable                       90,607             20,000
  Liabilities to be disposed of from
   discontinued operations                  319,847            555,556
                                        -----------        -----------
      Total current liabilities           5,266,935          5,318,496
                                        -----------        -----------
Long-term debt, net of current
   portion                                   95,010            210,119
                                        -----------        -----------
Minority interest                         1,548,369          1,432,576
                                        -----------        -----------
Commitments

Shareholders' equity: (Note 11)
  Preferred stock                                 1                  1
  Common stock                                  398                379
  Additional paid-in capital             18,020,444         17,691,972
  Accumulated deficit                   (10,576,970)       (10,800,609)
                                        -----------        -----------
      Total shareholders'
       equity                             7,443,873          6,891,743
                                        -----------        -----------
      Total liabilities and
       shareholders' equity             $14,354,187        $13,852,934
                                        ===========        ===========











              The accompanying notes are an integral part of the consolidated financial statements.

                                        F-3

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 2005, 2004 and 2003

                                       2005          2004          2003
                                       ----          ----          ----
Net sales                          $61,184,025   $61,687,258   $56,972,494
                                   -----------   -----------   -----------
Cost and expenses:
  Cost of goods sold                47,453,074    48,350,929    44,517,093
  Retail and selling                 9,780,301     9,631,812     8,328,991
  Delivery and warehouse             1,021,410     1,005,265       952,079
  Administrative                     2,336,840     2,474,633     2,172,397
                                   -----------   -----------   -----------

                                    60,591,625    61,462,639    55,970,560
                                   -----------   -----------   -----------
  Operating income                     592,400       224,619     1,001,934

Other income (expense):
  Interest income                       52,594        45,652        48,636
  Interest expense                     (20,079)      (37,859)      (41,265)
  Other                                 (7,486)        7,381        18,126
                                   -----------   -----------   -----------
       Total other income               25,029        15,174        25,497
                                   -----------   -----------   -----------
Income from continuing operations
  before income taxes and minority
  interest                             617,429       239,793     1,027,431

Provision for income taxes            (317,570)      (94,247)       (2,800)

Minority interest expense,
  net of income taxes expense         (115,793)     (200,172)     (278,191)
                                   -----------   -----------   -----------
Income (loss) from continuing
  operations                           184,066       (54,626)      746,440
                                   -----------   -----------   -----------
Discontinued operations:
  Loss from operations of
  discontinued operations                    -      (178,752)     (247,303)
Gain (loss) on disposal,
  net of $17,970 income
  taxes in 2005                         39,573      (191,842)            -
                                   -----------   -----------   -----------
Net gain (loss) from
   discontinued operations              39,573      (370,594)     (247,303)
                                   -----------   -----------   -----------

Net income (loss)                  $   223,639   $  (425,220)  $   499,137
                                   ===========   ===========   ===========
continued

              The accompanying notes are an integral part of the consolidated financial statements.
                                        F-4

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2005, 2004 and 2003,
                                   continued

                                         2005          2004        2003
                                         ----          ----        ----
Basic and diluted income (loss)
   per share:
  Continuing operations                $   .05       $  (.01)     $   .20
  Discontinued operations                  .01          (.10)        (.07)
                                       -------       -------      -------
  Basic and diluted income (loss)
   per share:                          $   .06       $  (.11)     $   .13
                                       =======       =======      =======
Weighted average common
   shares outstanding, basic         3,825,727     3,784,962    3,758,026
                                     =========     =========    =========
Weighted average common
   shares outstanding, diluted       4,024,795     3,784,962    3,759,261
                                     =========     =========    =========
































              The accompanying notes are an integral part of the consolidated financial statements.
                                        F-5

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                               SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 2005, 2004 and 2003

                      Class A           Class B
                 Preferred Stock   Preferred Stock      Common Stock
                 Shares   Amount   Shares   Amount     Shares     Amount
                 ------   ------   ------   ------     ------     ------
Balance,
  June 30, 2002   2,000     $  1    1,000     $  -    3,769,062     $377
  Issuance of
   common stock       -        -        -        -       30,000        3
  Treasury
   stock              -        -        -        -            -        -
     Net income       -        -        -        -            -        -
                  -----     ----    -----     ----    ---------     ----
Balance,
  June 30, 2003   2,000        1    1,000        -    3,799,062      380
Treasury
   stock              -        -        -        -      (14,100)      (1)
     Net loss         -        -        -        -            -        -
                  -----     ----    -----     ----    ---------     ----
Balance,
  June 30, 2004   2,000        1    1,000        -    3,784,962      379
  Issuance of
   common
   stock              -        -        -        -      193,237       19
     Net income       -        -        -        -            -        -
                  -----     ----    -----     ----    ---------     ----
Balance,
  June 30, 2005   2,000     $  1    1,000     $  -    3,978,199     $398
                  =====     ====    =====     ====    =========     ====










The accompanying notes are an integral part of the consolidated financial statements.

                                  F-6










                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005, 2004 and 2003
                                    continued
                    Additional    Treasury
                    Paid -in      Stock               Accumulated
                    Capital       Shares   Amount     Deficit
                    -------       ------   ------     -------
Balance,
  June 30, 2002   $17,691,946    (12,100)  $(52,249)  $(10,874,526)
  Issuance of
   common
   stock               54,597          -          -              -
  Treasury
   stock                    -     (2,000)   ( 2,324)             -
     Net income             -          -          -        499,137
                  -----------    -------   --------   ------------
Balance,
  June 30, 2003    17,746,543    (14,100)   (54,573)   (10,375,389)
  Treasury
   stock              (54,571)    14,100     54,573              -
     Net loss               -          -          -       (425,220)
                  -----------    -------    -------   ------------
Balance,
  June 30, 2004    17,691,972          -          -    (10,800,609)
  Issuance of
   common
   stock              328,472          -          -              -
     Net income             -          -          -        223,639
                  -----------    -------    -------   ------------
Balance,
  June 30, 2005   $18,020,444          -    $     -   $(10,576,970)
                  ===========    =======    =======   ============












The accompanying notes are an integral part of the consolidated financial statements.

                                  F-7







                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 and 2003
                                             2005          2004        2003
                                             ----          ----        ----
Cash flows from operating activities:
  Income (loss) from continuing
   operations                         $   184,066   $   (54,626)  $   746,440
  Adjustments to reconcile income
   (loss) to net cash (used in)
   provided by operating activities
   from continuing operations:
  Depreciation                            447,136       393,698       333,342
  Amortization                            100,540       117,208        73,282
  (Gain) loss on disposal of property,
   plant, and equipment                     7,486         4,095        (7,170)
  Deferred income tax                     151,000        34,000      (185,000)
  Minority interest                       115,793       200,172       278,191
  Changes in working capital              118,693       (69,127)     (727,439)
                                       ----------   -----------   -----------
Net cash flows provided by operating
  activities from continuing
  operations                            1,124,714       625,420       511,646
 Net cash flows used in discontinued
  activities                             (111,027)      (38,412)     (161,821)
                                       ----------   -----------   -----------
Net cash flows provided by operating
  activities                            1,013,687       587,008       349,825
                                       ----------   -----------   -----------
Cash flows from investing activities:
 Acquisition of pharmacies                      -             -      (390,000)
 Purchase of property, plant and
     equipment, net                      (409,989)     (493,260)     (285,633)
 Net change in advances due from
     related companies                          -        44,858        (3,295)
                                       ----------   -----------   -----------
 Net cash used in investing activities   (409,989)     (448,402)     (678,928)
                                       ----------   -----------   -----------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net                              328,491             -             -
 Proceeds from issuance of long-term
     debt                                  17,075             -       390,000
 Payments on long-term debt              (225,441)     (286,268)     (191,203)
 Purchase of treasury stock                     -             -        (2,324)
                                       ----------   -----------   -----------
Net cash provided by (used in)
  financing activities                    120,125      (286,268)      196,473
                                       ----------   -----------   -----------
Net increase (decrease) in cash           723,823      (147,662)     (132,630)
Cash at beginning of year               1,270,082     1,417,744     1,550,374
                                       ----------    ----------    ----------
Cash at end of year                    $1,993,905    $1,270,082    $1,417,744
                                       ==========    ==========    ==========
The accompanying notes are an integral part of the consolidated financial statements.
                             continued       F-8
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                             2005          2004        2003
                                             ----          ----        ----

 Changes in working capital:
  Accounts receivable, net             $ (165,660)   $   21,208    $  (93,420)
  Inventories, net                        (83,605)      (94,948)     (798,320)
  Prepaid expenses and other current
   assets                                  90,552      (105,798)       46,436
  Accounts payable                        141,087       160,321       117,480
  Accrued payroll and related taxes        84,674       (19,579)       10,507
  Accrued expenses and other liabilities  (18,962)       51,422      (111,875)
  Income tax payable                       70,607       (81,753)      101,753
                                       ----------    ----------    ----------
      Net change                       $  118,693    $  (69,127)   $ (727,439)
                                       ==========    ==========    ==========

  Supplemental disclosures of cash flow information:

Cash paid during the year for:

  Interest                             $   20,573    $   38,969    $   41,272
                                       ==========    ==========    ==========
Income taxes                           $   87,000    $  160,000    $  197,764
                                       ==========    ==========    ==========
Supplemental schedule of non-cash investing and financing activities:

The acquisition of pharmacies in 2003, net of cash acquired, is summarized as follows:

  Working capital, other than cash                                 $  390,000
  Property, plant and equipment                                        10,000
  Prescription lists                                                  390,000
  Long-term debt                                                     (390,000)
                                                                   ----------
      Cash paid for acquisitions                                   $  400,000
                                                                   ==========

Issuance of common stock for liability                             $   54,600
                                                                   ==========












The accompanying notes are an integral part of the consolidated financial statements.
                                          F-9
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Business
    --------

     Nyer Medical Group, Inc. (Company or Nyer or Parent), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

     Pharmacies. The chain of pharmacies, 80% owned by the Company are located in the suburban Boston, Massachusetts area.

     Medical. The medical segment is engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England, Florida and worldwide via the Internet.

     Corporate. Salaries of the officers of the holding company are included in this segment as well corporate expenses such as reporting costs, accounting and legal fees. This segment also includes discontinued operations. Due to declining sales and continuing losses, the fire and police segment was discontinued in fiscal 2004.

     The Company is controlled by Nyle International Corp.

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

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Property, plant and equipment
    -----------------------------

     The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or term of the leases. Depreciation is computed on the straight-line method for financial reporting purposes and on the accelerated method for income tax purposes.

    Goodwill and other intangible assets
    ------------------------------------

     Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company also has certain finite-lived intangible assets that are amortized over their useful lives.

    Impairment of long-lived assets
    -------------------------------

     Property, plant, equipment, goodwill and amortizable intangible assets are reviewed for impairment in the fourth quarter and whenever events or circumstances indicate the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related assets or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets.

     No impairments were recognized in the years ended June 30, 2005, 2004 and 2003.

    Fair value of financial instruments
    -----------------------------------

     The carrying values of accounts receivable, accounts payables and debt approximate fair value. The carrying values and estimated fair values for long-term debt, based on quoted market rates of financial instruments were approximately the same. The difference was immaterial.

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

     The Company also recognizes revenue from non-cash transactions wherein the pharmacy segment dispenses pharmaceuticals provided to non-profit organizations through certain governmental programs treating needy patients. The Company receives a dispensing fee, a percentage of the costs of the medication and the replacement of the pharmaceuticals. Because the cash received is less than 25% of the transaction, the Company accounts for these transactions as non-monetary in accordance with Accounting Principals Board Opinion 29. The Company records the gain on these transactions to the extent that the amount of the monetary receipt exceeds a proportionate share of the recorded amount of the asset surrendered. The Company is in the process of changing the method for reporting revenues for contracts with FQHCs by moving from a replenishment model to segregated inventory where fees are recorded as revenues.

     For medical sales, the Company recognizes revenue on the sale of its goods and services, net of estimated costs of returns, allowances and sales incentives, when the products are shipped to customers. The Company generally sells its products on open accounts under credit terms customary to the industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to secure its customers receivables.

     The Company fulfils prescriptions for non-profit agencies on a per prescription basis and receives a dispensing fee for each prescription filled. In one contract, the Company also receives a stipulated monthly amount per patient.

    Cost of good sold
    -----------------

     Cost of goods sold includes the following: the cost of inventory sold during the period, net of related vendor rebates, allowances and purchase discounts, costs incurred to return merchandise to vendors, inventory shrinkage costs and inbound freight charges.

    Vendor Rebates and Allowances
    -----------------------------

     Rebates and allowances received from vendors relate to either purchasing merchandising or promoting a product and are recorded as a reduction of cost of goods sold as the product is sold. Purchasing and merchandising rebates and allowances include vendor programs such as purchase discounts, volume purchase allowances and price reduction allowances.



                                       continued
                                        F-12
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Delivery, shipping and handling costs
    -------------------------------------

     The cost of delivery, shipping and handling to customers by the Company is classified as delivery and warehouse expenses. The cost of delivery expenses were approximately $545,095, $521,620 and $477,661 for the years ended June 30, 2005, 2004 and 2003. The cost of shipping and handling expenses, including payments to third parties, were approximately $246,904, $221,534 and $194,664 for the years ended June 30, 2005, 2004 and 2003.

    Advertising
    -----------

     Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, were approximately $442,000, $661,000 and $503,000 for the years ended June 30, 2005, 2004 and 2003.

    New store openings
    ------------------

     Costs incurred prior to opening of a new location and associated with a remodeled location are charged against earnings as administrative and general expenses as incurred.

    Income taxes
    ------------

     The Company files a consolidated federal income tax return and utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company's current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.








                                   continued
                                     F-13
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Earnings (loss) per share
    -------------------------

     Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. In 2004, common stock equivalents were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive.

    Stock based compensation
    ------------------------

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported interim and annual results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25. The adoption of SFAS No. 148 had no impact on the consolidated results of operations or financial position. The Company has adopted the disclosure requirements of SFAS No. 148. Pro forma information, assuming the Company had accounted for its employee and director stock optionsgranted under the fair value method is presented below. The fair value method for recognizing employee stock-based compensation cost ratably over the vesting period. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model.






                                   continued
                                     F-14
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Stock based compensation
    ------------------------

     Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below for the years ended June 30:

                                   2005           2004          2003
   Net income (loss):              ----           ----          ----
     As reported                 $ 223,639      $(425,220)    $ 499,137
                                 =========      =========     =========
     Pro forma                   $ 204,911      $(480,879)    $(794,340)
                                 =========      =========     =========
   Basic income (loss)
     per share:
     As reported                 $     .06      $    (.11)    $     .13
                                 =========      =========     =========
     Pro forma                   $     .05      $    (.13)    $    (.21)
                                 =========      =========     =========

 Diluted income (loss)
   per share:
     As reported                 $     .06      $    (.11)    $     .13
                                 =========      =========     =========
     Pro forma                   $     .05      $    (.13)    $    (.21)
                                 =========      =========     =========

     The weighted average grant date fair market value for options granted was $1.75, $2.46, and $1.70 for the years ended June 30, 2005, 2004 and 2003.

     The fair value of stock options in the pro forma accounts for the years ended June 30, 2005, 2004 and 2003 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                   2005           2004          2003
                                   ----           ----          ----

   Risk-free interest               3.5%           3.6%          2.6%
   Dividend yield                     0%             0%            0%
   Expected volatility              108%           112%          111%
   Expected life (years)              5              5             5





                                    F-15
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Operating segments
    ------------------

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment.

    Recent Accounting Pronouncements
    --------------------------------
     In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment" which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

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

     In November 2004, the FASB issued SFAS No. 151 "Inventory Cost - An Amendment of ARB No. 43, Chapter 4". SFAS No 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoi1age, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this standard is issued. The provisions of SFAS No. 151 must be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December 2004, the FASB issued SEAS No. 153, "Exchange of Non-monetary Assets, an amendment of APB Opinion No 29, Accounting for Non-monetary Transactions". SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement

                                   continued
                                      F-16
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Recent Accounting Pronouncements, continued
    --------------------------------

provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June
15, 2005.   The Company expects to adopt the standard during the fiscal year
2006. The Company is evaluating the requirements of SFAS No. 153 and has not determined the impact on its financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

    Reclassifications
    -----------------
     Prior year information is reclassified whenever necessary to conform to current year's presentation.

3.  Restricted Assets and Uncertainties
    -----------------------------------
     The Pharmacy acquisition agreement, described below, includes provisions whereby the pharmacies are able to restrict the transfer of funds to the parent or to other subsidiaries any funds in excess of their required management fees. SEC Regulation S-X, Rule 5-04, requires disclosure of condensed financial statements of the Parent when restricted assets exceed 25% of consolidated net assets. See Schedule I for Condensed Financial Information of Nyer Medical Group, Inc.

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

                NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Assets and Uncertainties, continued
    -----------------------------------

     As part of this agreement, the Company and the minority shareholders will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     The agreement also provides for the operations of the subsidiary, including cash management, to be managed by the minority shareholders.

     The minority shareholders of D.A.W. have employment agreements which expire in August 2006. When the agreements expire, these employees have the right to require the Company to purchase all or any portion of their shares of D.A.W.

     The Company and the minority shareholders are presently attempting to negotiate employment agreements and/or a buy out agreeable to all parties. There is also no assurance that the Company will be able to successfully negotiate employment agreements and/or raise the capital necessary to buy out the minority shareholders. Should an agreement not be reached, the Company will be faced with a number of uncertainties:

     1. If an agreement has not been finalized by August 2006, the minority shareholders could seek employment elsewhere. This would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an entire new management team.

     2. Six of the location leases are expiring in 2006, including the largest and most profitable one, which is owned by the mother of D.A.W.'s president and member of the board of directors of each of D.A.W and the Company. If an agreement is not finalized, this lease may not be renewed.

     3. There is also no assurance that D.A.W. will be able to renew the other leases at terms acceptable to management.

4.  Inventories
    -----------
Inventories consisted of the following at June 30:

                                      2005               2004
                                      ----               ----
      Pharmacies                    $6,023,696         $5,614,842
      Medical                          565,413            762,601
                                    ----------         ----------
                                     6,589,109          6,377,443
      Less LIFO reserves              (830,954)          (702,893)
                                    ----------         ----------
                                    $5,758,155         $5,674,550
                                    ==========         ==========

                                    continued
                                      F-18
                         NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories, continued
    -----------

     The Pharmacies use the last-in, first-out ("LIFO") method of accounting for its inventories. At June 30, 2005 and 2004, inventories were $830,954 and $702,893, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The LIFO charge was $128,061, $128,025 and $83,353 for the years ended June 30, 2005, 2004 and 2003, respectively.

     The Medical segment uses the first-in, first-out ("FIFO") method of accounting for its inventories.

     The pharmacies executed an agreement, in early 2002, with its major supplier to purchase pharmaceuticals for a period of five years. Payment for merchandise delivered is secured by a first priority interest in all of the pharmacy's assets. The pharmacies have committed to purchase at least $2,000,000 monthly from this supplier. If the relationship with this supplier was disrupted, management believes it has at least three competitive suppliers who could fulfill their inventory needs at no additional expense.

5.  Property, plant and equipment
    -----------------------------
Property, plant and equipment consisted of the following at June 30:
                                                              Estimated
                                     2005           2004        lives
                                     ----           ----        -----
  Land                          $   92,800     $   92,800         -
  Building                         658,566        658,566      15 years
  Leasehold improvements         1,299,847      1,320,633      10 years
  Fixtures and equipment         1,154,217      1,131,157      2-10 years
  Transportation equipment         273,262        264,498      3-5 years
                                ----------     ----------
                                 3,478,692      3,467,654
  Less accumulated
   depreciation                 (2,169,864)    (2,102,878)
                                ----------     ----------
                                $1,308,828     $1,364,776
                                ==========     ==========
    Depreciation expense was $447,136, $393,698 and $333,342 for the years ended June 30, 2005, 2004 and 2003.









                                    continued
                                      F-19


                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Other intangibles
    -----------------

The following is a summary of other intangible assets:

                   Weighted Average
June 30, 2005       Amortization               Accumulated
-------------       Period (years)   Cost      Amortization      Net
                    -------------    ----      ------------      ---
Prescription lists        15     $  528,000      $223,826      $304,174
Non-compete agreements   3.67       750,100       605,741       144,359
                                 ----------      --------      --------
    Totals                       $1,278,100      $829,567      $448,533
                                 ==========      ========      ========
                   Weighted Average
June 30, 2004       Amortization               Accumulated
-------------       Period (years)   Cost      Amortization      Net
                    -------------    ----      ------------      ---
Prescription lists        15     $  528,000      $189,050      $338,950
Non-compete agreements   3.67       750,100       539,977       210,123
                                 ----------      --------      --------
    Totals                       $1,278,100      $729,027      $549,073
                                 ==========      ========      ========
     During the year ended June 30, 2003, the Company purchased prescription lists and non-compete agreements for $390,000. These non-compete agreements are amortized over 5 years and the prescription lists over 15 years.

     Amortization expense of intangible assets was approximately $100,540, $117,200 and $73,300 for the years ended June 30, 2005, 2004 and 2003.

     Based on the balance of intangible assets at June 30, 2004, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                      Year           Amortization amount
                      ----           -------------------
                      2006                $100,000
                      2007                  83,000
                      2008                  83,000
                      2009                  71,000
                      2010                  35,000
                      Thereafter            76,533
                                          --------
                         Total            $448,533
                                         =========








                                   continued
                                     F-20
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.  Long-Term Debt
    --------------

     In October 2004, the Company's medical segment obtained a $300,000 line of credit, which is collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established for this purpose. The interest rate for the line of credit is the Wall Street Journal Prime Rate. Repayment of the line of credit would be in monthly payments of interest only, with the principal being due at maturity, unless renewed. The line expires November 30, 2005. The Company intends to renew the line of credit. As of the date of this report, the Company has not drawn on the line of credit.

    Long-term debt consisted of the following at June 30:
                                                         2005         2004
                                                         ----         ----
Note payable in equal monthly installments of
    $4,000 plus interest on the unpaid balance at
    5%.  The note matures in April 2008, and
    is collateralized by pharmacy inventory.            $136,000     $184,000
Note payable in equal monthly installments of
    $4,167 plus interest on the unpaid balance at
    6%.  The note matures in June 2006, and
    is collateralized by pharmacy inventory.              50,000      100,000
Mortgage payable in equal monthly installments of
    $4,675 including interest at 8 1/4%
    collateralized by land and building, with a
    net book value of $220,902.                           16,638       90,720
Notes payable in various installments at rates
    ranging up to 8%, collateralized by vehicles.         12,637        2,229
Notes payable in equal monthly installments of
    $10,214, including interest at 6% & 7%.
    Final payments were made in Fiscal 2005.                   -       46,693
                                                        --------     --------
      Total debt                                         215,275      423,642
        Less current portion                             120,265      213,523
                                                        --------     --------
                                                        $ 95,010     $210,119
                                                        ========     ========

     At June 30, 2005, the following are the maturities of debt for each of the next five years:

                     2006                              $ 120,265
                     2007                                 53,979
                     2008                                 41,032
                                                      ----------
                                                      $  215,275
                                                      ==========


                                  continued
                                     F-21

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Discontinued operations
    -----------------------
     Discontinued operations consist of wholesale and retail sale of equipment and supplies to emergency medical services, fire departments and police departments (fire and police segment).

     During fiscal 2004, the Company reevaluated the declining sales and continuing losses for this segment and closed all locations. The segment has been accounted for as discontinued operations and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

      The following table shows assets and liabilities for discontinued operations for the years ended June 30:
                                              2005          2004
                                              ----          ----
   Accounts receivable, net                $      -       $ 42,914
   Inventory, net                            22,760         39,212
   Fixed assets, net                              -            910
                                           --------       --------
    Total assets                        $ 22,760       $ 83,036
                                           ========       ========
   Current portion, note payable
     due to related party                  $      -       $157,543
   Accounts payable                         251,957        313,539
   Accrued expenses and other
     liabilities                             67,890         84,474
                                           --------       --------
       Total liabilities                   $319,847       $555,556
                                           ========       ========
     In 2004, the note payable due to related party of $157,543 was related to the purchase of a discontinued subsidiary's inventory. The balance was the Company's estimate, including unpaid principal and interest at 7% and payments made on behalf of the note holder. In April 2005, the Company settled this matter for $100,000, realizing a gain of $57,543, less income tax of $17,970. The Company paid $75,000 in cash and $25,000 is to be paid in inventory. The holder received $2,240 in inventory prior to June 30, 2005, leaving a balance of $22,760.














                                  continued
                                     F-22
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Discontinued operations
    -----------------------

     The following table shows a comparison of sales, cost of goods sold, selling, general and administrative expenses, interest expense and interest income for discontinued operations for the years ended June 30:
                              2005         2004         2003

Sales                     $         -   $1,424,432   $2,926,823
Cost of goods sold        $         -   $1,214,915   $2,216,175
Selling, general and
 administrative expenses  $         -   $  548,429   $  955,049
Interest expense          $         -   $   21,985   $   10,489
Interest income           $         -   $     (562)  $        -

     In March 2004, one discontinued entity sold inventory and fixed assets for $88,500 and received a note for $80,000. The balance at June 30, 2005 was $64,079 and $77,598 at June 30, 2004. The note is secured by the inventory and fixed assets conveyed in the sale.

9.  Employee Benefit Plan
    ---------------------
     The Company has a deferred salary arrangement under Section 401(k) ("Employee Plan") of the Internal Revenue. Participants may elect to contribute up to 20% of their eligible compensation, as defined. Also, the Company will make certain matching contributions. The Company's matching contributions to the 401(k) plan were $151,638, $139,171 and $124,555 for the years ended June 30, 2005, 2004 and 2003, respectively.

10.  Income taxes
     ------------

     The provision for income taxes from continuing operations is as follows for the years ended June 30:

                                       2005        2004         2003
                                       ----        ----         ----  Current
tax expense (benefit):
      Federal                        $ 40,570    $ (34,000)   $  20,000
      State                           126,000       94,247      167,800
                                     --------    ---------    ---------
                                     $166,570    $  60,247    $ 187,800
                                     --------    ---------    ---------
  Deferred tax expense (benefit):
      Federal                        $151,000    $  34,000    $(185,000)
      State                                 -            -            -
                                     --------    ---------    ---------
                                     $151,000    $  34,000    $(185,000)
                                     --------    ---------    ---------
                                     $317,570    $  94,247    $   2,800
                                     ========    =========    =========

                                    continued
                                      F-23
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Income taxes, continued
     ------------
     A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows for the years ended June 30:

Statutory federal income tax rate          34 %        (34)%         34 %
Increase (decrease) in taxes
 resulting from:
  State tax, net of federal tax
   effect                                  18 %        (22)%          7 %
  Valuation allowance                      (2)%          - %          - %
  Utilization of NOL                        - %         34 %        (41)%
                                          ---          ---          ---
Effective income tax rate                  50 %        (22)%          - %
                                          ===          ===          ===
     The tax effects of temporary differences that gives rise to significant portions of deferred taxes is as follows for the years ended June 30:

Deferred tax assets:

  Depreciation                      $ 191,000    $ 158,000   $   86,000
  Intangible assets amortization      162,000      181,000      224,000
  Inventories allowance               157,000      179,000      173,000
  Accounts receivable allowances       79,000      157,000      125,000
  Other                                53,000       10,000            -
  Net operating losses                      -      134,000      185,000
                                    ---------    ---------   ----------
                                      642,000      819,000      793,000
Less valuation allowance             (642,000)    (668,000)    (608,000)
                                    ---------    ---------   ----------
  Net deferred tax assets           $       -    $ 151,000   $  185,000
                                    =========    =========   ==========
      Based on available evidence, it is uncertain when the Company will utilize the deferred tax assets, principally timing differences relating to allowances, depreciation and intangible assets; and, therefore it is more likely than not that the timing difference will not be utilized and a valuation allowance has been provided.

11.  Shareholders' equity
     --------------------
     Class A preferred stock

     Total authorized shares are 2,000, par value $.0001; 2,000 shares are outstanding. Each share has voting rights equal to 1,000 shares of common stock.



                                   continued
                                      F-24




                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Shareholders' equity, continued
     --------------------

     Class B preferred stock

     Total authorized shares are 2,500,000, par value $.0001; 1,000 shares are outstanding. Each share has voting rights equal to 2,000 shares of common stock.
     Common stock

     Total authorized shares are 25,000,000, par value $.0001; 3,978,199 shares are outstanding.

     In April 2005, the Company issued, to investors, 193,237 shares of common stock at $2.07 per share. The net proceeds were $328,472 after expenses. The Company also agreed to file a registration statement with the Securities and Exchange Commission no later than November 15, 2005 to permit resales of the common stock by the investors, including the common stock issuable upon exercise of the warrants.

     In April 2005, the Company granted to the investors, warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share. The exercise price of the warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the warrants.

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

12. Stock options plans
    -------------------

     The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company's common stock. The 1993 Stock Option Plan was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 plan, automatic options vest semi-annually to all directors and certain officers and expire in ten years from the date of grant. Except with respect to certain incentive stock options ("ISOs"), options under the 1993 plan expire 10 years from the date of grant. Under the 1993 plan, except for ISOs, the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 plan. Under the 2002 plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 plan) of the common stock of the Company on the date of the grant.

     The following table summarizes stock options outstanding and exercisable at June 30, 2005:
                      Outstanding stock options       Exercisable stock options
                           Weighted                        Weighted
                            average      Weighted           average    Weighted
    Exercise                remaining    average            remaining   average
    price                  contractual  exercise           contractual exercise
    range             Shares    life      price       Shares     life    price

    $ 1.29-$1.95      782,000    8.5      $ 1.70      774,000     8.5    $ 1.70
    $ 2.10-$3.52      114,000    3.9      $ 2.84       84,000     3.9    $ 2.82
    $ 4.75 $6.88      638,600    6.8      $ 6.24      638,600     6.8    $ 6.24
    $16.75             36,000    3.3      $16.75       36,000     3.3    $16.75

     A summary of changes in common stock options for the years ended June 30:

                2005                    2004                     2003
                Weighted average      Weighted average     Weighted average
          Shares exercise price Shares exercise price Shares exercise price Outstanding at the
 beginning
 of the year 1,528,600   $4.01     1,569,600      $4.05      783,600     $6.30
Granted         52,000    2.68        24,000       3.01      794,000      1.69
Canceled       (10,000)   2.37       (65,000)      4.46       (8,000)     3.70
Outstanding
 at the end
 of the year 1,570,600   $3.98     1,528,600      $4.01    1,569,600     $4.05

                                   continued
                                      F-26

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Earnings per share
     ------------------
     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at June 30:
                                     2005         2004         2003
                                     ----         ----         ----
Weighted average number of
 common shares used in
 basic EPS                        3,825,727     3,784,962    3,758,026
Stock options                       320,479             -        1,235
                                  ---------     ---------    ---------
Weighted average number of
 common shares used in
 diluted EPS                      4,146,206     3,784,962    3,759,261
                                  =========     =========    =========

     If the Company had net income in 2004, incremental shares attributable to the exercise of outstanding stock options would have increased diluted shares outstanding by 214,231 shares.

14.  Significant concentrations
     --------------------------
     The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2005, the top five third-party payors accounted for approximately 80% of the Company's total sales, the largest of which represented 28% of total sales. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers, and typically represent several health care contracts and customers. Any significant loss of third-party payor business would have a material adverse effect on the Company's business and results of operations.

     During the year ended June 30, 2005, the pharmacies purchased inventory from a single supplier, amounting to $36.3 million or 86% of total inventory purchased, under a contract expiring February 2007 (See note 4). With limited exceptions, the pharmacies have contracted to purchase all of its branded pharmaceutical products from this supplier. If the relationship with this supplier was disrupted, management believes it has at least three competitive suppliers who could fulfill their inventory needs at no additional expense.
     During the year ended June 30, 2004, the pharmacies purchased inventory from a single supplier, amounting to $36.1 million or 86% of total inventory purchased, under a contract expiring February 2007.

     During the year ended June 30, 2003, the pharmacies purchased inventory from a single supplier amounting to $31.5 million or 80% of total inventory purchased.

                                   continued
                                      F-27



                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Significant concentrations, continued
     --------------------------
     During the year ended June 30, 2005, the Company maintained cash balances in excess of the Federally insured limits. The funds are with major money center banks. Consequently, the Company does not believe that there is a significant risk in having these balances in excess of the Federally insured limits.

15.  Employment agreements
     ---------------------
     The minority shareholders of D.A.W. have employment agreements expiring in August 2006. Effective January 2002, their base annual salary was $120,000. Effective August 2004, their base annual salary was increased to $140,920.

     Additionally, at such time that the Company terminates any or all of the minority shareholders of D.A.W., or the second five year term of their employment agreement has expired, the employee or employees will have the right to require the Company to purchase all or any portion of such employee's shares, and the minority shareholders also possess certain rights of first refusal and co-sale rights with respect to proposed sales of stock by the Company, according to certain terms and conditions. The current employment agreements contain a six month non-compete provision commencing on the date of termination.

     Each are also provided a leased vehicle with an annual cost of approximately $8,800. Under the terms of D.A.W.'s agreement, four of the five minority shareholders of Eaton and the husband of the fifth minority shareholder, each receives life-insurance coverage in the aggregate amount of $2,000,000. $1,000,000 is designated to D.A.W. and $1,000,000 is for the purpose of retiring the deceased shareholder's stock in D.A.W.

16. Commitments and Contingencies
    -----------------------------
     Operating leases
     ----------------
     The Company rents office, store, and warehouse space with varying lease expiration dates through May of 2010. Generally, the leases have options to extend the lease terms. Six of the locations have renewable lease options. Total rent expense was $1,206,339, $966,194 and $874,429 for the years ended June 30, 2005, 2004 and 2003.

     Future minimum lease payments at June 30, 2005 are as follows:

                    2006                       $  836,566
                    2007                          633,258
                    2008                          503,146
                    2009                          419,105
                    2010                          201,894
                    Thereafter                     87,285
                                               ----------
                                               $2,681,254
                                               ==========
                                   continued
                                      F-28
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies, continued
    -----------------------------

     Legal proceedings
     -----------------
     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business. Each of Anton and Conway has had litigation threatened against it with respect to accounts payable. Such entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened would exceed ten percent of the current assets of the Company and its subsidiaries on a consolidated basis. Even if these matters were all decided in a manner adverse to Anton and Conway, there would not likely be a material adverse affect on the Company and its subsidiaries.
Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

17. Business segments
    -----------------
     The Company had two business segments for years June 30, 2005, 2004, and 2003: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the years ended June 30:
                                   2005          2004          2003
                                   ----          ----          ----
Net Sales
     Pharmacies                 $52,893,153   $53,220,507   $47,778,600
     Medical                      8,290,872     8,466,751     9,193,894
                                -----------   -----------   -----------
                                $61,184,025   $61,687,258   $56,972,494
                                ===========   ===========   ===========
Operating income (loss)
     Pharmacies                 $ 1,160,955   $ 1,217,442   $ 1,684,680
     Medical                        (57,052)     (344,043)      (42,439)
     Corporate                     (511,503)     (648,780)     (640,307)
                                -----------   -----------   -----------
                                $   592,400   $   224,619   $ 1,001,934
                                ===========   ===========   ===========
Identifiable assets
     Pharmacies                 $12,124,734   $11,321,180   $10,484,581
     Medical                      1,783,469     1,996,010     2,534,109
     Corporate                      445,984       535,744     1,281,755
                                -----------   -----------   -----------
                                $14,354,187   $13,852,934   $14,300,445
                                ===========   ===========   ===========

                                   continued
                                      F-29

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Business segments, continued
    -----------------

  Summary data for the years ended June 30:

                                   2005          2004          2003
                                   ----          ----          ----
Capital expenditures
     Pharmacies                 $   385,709   $   466,403   $   242,514
     Medical                         24,280        26,857        41,221
     Corporate                            -             -         1,898
                                -----------   -----------   -----------
                                $   409,989   $   493,260   $   285,633
                                ===========   ===========   ===========
Depreciation and Amortization
     Pharmacies                 $   463,230   $   426,479   $   327,570
     Medical                         82,845        83,619        77,635
     Corporate                        1,601           808         1,419
                                -----------   -----------   -----------
                                $   547,676   $   510,906   $   406,624
                                ===========   ===========   ===========
Interest income
     Pharmacies                 $    19,955   $    24,957   $    18,487
     Medical                         32,639        19,574        23,282
     Corporate                            -         1,121         6,867
                                -----------   -----------   -----------
                                $    52,594   $    45,652   $    48,636
                                ===========   ===========   ===========

Interest expense
     Pharmacies                 $    13,219   $    24,919   $    17,362
     Medical                          6,860        12,940        23,903
                                -----------   -----------   -----------
                                $    20,079   $    37,859   $    41,265
                                ===========   ===========   ===========

















                                      continued
                                      F-30
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.  Selected quarterly data (unaudited)
     -----------------------
          2005         First       Second        Third       Fourth
          ----         Quarter     Quarter      Quarter      Quarter
                       -------     -------      -------      -------

Net sales            $15,188,611  $15,528,903  $15,114,121 $15,352,390
                     ===========  ===========  =========== ===========
Gross profit         $ 3,251,671  $ 3,570,728  $ 3,385,735 $ 3,522,817
                     ===========  ===========  =========== ===========
Income (loss)
  from continuing
  operations         $    64,050  $   129,746  $    17,154 $   (26,884)
                     ===========  ===========  =========== ===========
Net gain from
  discontinued
  operations         $         -  $         -  $         - $    39,573
                     ===========  ===========  =========== ===========
Net income (loss)    $    64,050  $   129,746  $    17,154 $    12,689
                     ===========  ===========  =========== ===========
Basic and diluted income
  (loss) per share:
  Continuing
  operations         $       .02  $       .03  $       .01 $      (.01)
                     -----------  -----------  ----------- -----------
Discontinued
  operations                   -            -            -         .01
                     -----------   ----------  ----------- -----------
Basic and diluted
   income
  (loss) per share:  $       .02  $       .03  $       .01 $       .00
                     ===========  ===========  =========== ===========
          2004
          ----
Net sales            $15,241,923  $15,819,684  $15,056,570 $15,569,081
                     ===========  ===========  =========== ===========
Gross profit         $ 3,390,495  $ 3,219,699  $ 3,303,808 $ 3,422,327
                     ===========  ===========  =========== ===========
Income (loss)
  from continuing
  operations         $   219,922  $    49,899  $   (77,397)$  (247,050)
                     ===========  ===========  =========== ===========
Net loss from
  discontinued
  operations         $   (37,461) $   (27,192) $   (15,343)$  (290,598)
                     ===========  ===========  =========== ===========
Net income (loss)    $   182,461  $    22,707  $   (92,740)$  (537,648)
                     ===========  ===========  =========== ===========




                                   continued
                                      F-31

                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Selected quarterly data (unaudited), continued
     -----------------------
          2004         First       Second        Third       Fourth
          ----         Quarter     Quarter      Quarter      Quarter
                       -------     -------      -------      -------
Basic and diluted income
  (loss) per share:
  Continuing
  operations         $       .06  $       .04  $      (.02)$      (.06)
                     -----------  -----------  ----------- -----------
Discontinued
  operations                (.01)        (.01)         .00        (.08)
                     -----------   ----------  ----------- -----------
Basic and diluted
   income
  (loss) per share:  $       .05  $       .00  $      (.02)$      (.14)
                     ===========  ===========  =========== ===========

          2003
          ----
Net sales            $13,622,974  $14,320,495  $14,609,781 $14,419,244
                     ===========  ===========  =========== ===========
Gross profit         $ 2,887,773  $ 3,106,748  $ 2,985,387 $ 3,475,493
                     ===========  ===========  =========== ===========
Income (loss)
  from continuing
  operations         $   231,618  $   152,280  $    14,665 $   347,877
                     ===========  ===========  =========== ===========
Net loss from
  discontinued
  operations         $   (65,950) $   (68,930) $   (79,734)$   (32,689)
                     ===========  ===========  =========== ===========
Net income (loss)    $   165,668  $    83,350  $   (65,069)$   315,188
                     ===========  ===========  =========== ===========

Basic and diluted income
  (loss) per share:
  Continuing
  operations         $       .06  $       .04  $       .01 $       .09
                     -----------  -----------  ----------- -----------
Discontinued
  operations                (.02)        (.02)        (.03)        .00
                     -----------   ----------  ----------- -----------
Basic and diluted
   income
  (loss) per share:  $       .04  $       .02  $      (.02)$       .09
                     ===========  ===========  =========== ===========




                                     continued
                                        F-32

                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF NYER MEDICAL GROUP, INC.
                             NYER MEDICAL GROUP, INC.
                       CONDENSED BALANCE SHEET OF THE PARENT
                                  (NOT CONSOLIDATED)
                                     BALANCE SHEET
                               JUNE 30, 2005 and 2004
                                       ASSETS
                                           2005               2004
                                           ----               ----
Current assets:
  Cash                                  $   331,707        $   176,660
  Prepaid expenses and other
   current assets                             9,439             12,814
  Deferred tax asset                              -            151,000
                                        -----------        -----------
      Total current assets                  341,146            340,474
                                        -----------        -----------
  Property, plant and equipment,
   net of accumulated depreciation                -                691
                                        -----------        -----------
  Goodwill, net                              18,000             18,000
  Other assets                               64,079                  -
                                        -----------        -----------
                                             82,079             18,000
                                        -----------        -----------
  Investment in and advances to
   subsidiaries                           8,709,802          8,024,822
                                        -----------        -----------
      Total assets                      $ 9,133,027        $ 8,383,987
                                        ===========        ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                            2005               2004
                                            ----               ----
Current liabilities:
  Accrued payroll and related
   taxes                                $     2,587        $    10,952
  Accrued expenses and other
   liabilities                               47,591             28,716
  Income taxes payable                       90,607             20,000
                                        -----------        -----------
      Total current liabilities             140,785             59,668
                                        -----------        -----------
 Minority interest                        1,548,369          1,432,576
 Shareholders' equity:
  Preferred stock                                 1                  1
  Common stock                                  398                379
  Additional paid-in capital             18,020,444         17,691,972
  Accumulated deficit                   (10,576,970)       (10,800,609)
                                        -----------        -----------
      Total shareholders'
       equity                             7,443,873          6,891,743
                                        -----------        -----------
      Total liabilities and
       shareholders' equity             $ 9,133,027        $ 8,383,987
                                        ===========        ===========
                                 continued     F-33
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NYER MEDICAL GROUP, INC.,
                                       continued

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED STATEMENTS OF OPERATIONS OF THE PARENT
                                   (NOT CONSOLIDATED)
                      FOR THE YEARS ENDED JUNE 30, 2005, 2004 and 2003

                                         2005          2004          2003

Expenses:  Administrative, less management
   fees paid by subsidiaries
   eliminated in consolidation       $   383,202   $   648,779   $   640,308
                                     -----------   -----------   -----------
  Operating loss                        (383,202)     (648,779)     (640,308)

Other income (expense):

  Interest income                              -         1,121         6,867
  Other                                        -         6,523             -
                                     -----------   -----------   -----------
       Total other income                      -         7,644         6,867
                                     -----------   -----------   -----------
Loss from continuing operations
  before income taxes                   (383,202)     (641,135)     (633,441)
Provision for income tax benefit         119,678             -       357,200
                                     -----------   -----------   -----------
Loss before equity in net income
  of subsidiaries                       (263,524)     (641,135)     (276,241)
Equity in net income of subsidiaries     487,163      (215,915)      775,378
                                     -----------   -----------   -----------
Net (loss)                           $   223,639   $  (425,220)  $   499,137
                                     ===========   ===========   ===========

             NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENT OF CASH FLOW OF THE PARENT
                                   (NOT CONSOLIDATED)

                      FOR THE YEARS ENDED JUNE 30, 2005, 2004 and 2003

                                       2005          2004          2003

Cash used in operations                (173,444)      (343,999)     (639,964)

Financing activities:
   Issuance of common stock              328,491             -             -

Investing activities:
   Capital expenditures                        -             -        (1,898)
                                     -----------   -----------   -----------
Net increase (decrease) in cash      $   155,047   $  (343,999)  $  (641,862)
                                     ===========   ===========   ===========

                                      continued
                                        F-34
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NYER MEDICAL GROUP, INC.

                              NYER MEDICAL GROUP, INC.
                       CONDENSED FINANCIAL STATEMENTS OF THE PARENT
                                  (NOT CONSOLIDATED)
                                NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------
    In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements.

2.  Restricted Assets
    -----------------
    This schedule is presented because SEC Regulation S-X, Rule 5-04, requires disclosure of condensed financial statements of the Parent when restricted assets exceed 25% of consolidated net assets. The agreements to acquire the pharmacies included provisions whereby the pharmacies are able to restrict the transfer of funds to the parent or other subsidiaries and funds in excess of their required management fees.
































                                         continued
                                           F-35
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            Additions   Additions
              Balance at    Charged to  Charged to  Deductions    Balance at
              Beginning of  Costs and   Other       for payments  End of
              Period        Expenses    Accounts    or Write-offs Period
              ------        --------    --------    ------------- ------
Year ended
 June 30
  2005:
Allowance for
 doubtful
 accounts     $  461,000     $ 107,000   $     -     $(335,000)    $233,000
              ==========     =========   =======     =========     ========
Allowance for
 inventory
 obsolescence $  158,000     $       -   $     -     $ (10,000)    $148,000
              ==========     =========   =======     =========     ========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations   $  200,000     $       -   $     -     $       -     $200,000
              ==========     =========   =======     =========     ========
Year ended
June 30
 2004:
Allowance for
 doubtful
 accounts     $  318,352     $ 146,648   $     -     $  (4,000)    $461,000
              ==========     =========   =======     =========     ========
Allowance for
 doubtful
 accounts-
 discontinued
 operations   $   50,000     $       -   $     -     $ (50,000)    $      -
              ==========     =========   =======     =========     ========
Allowance for
 inventory
 obsolescence $   98,000     $  60,000   $     -     $       -     $158,000
              ==========     =========   =======     =========     ========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations   $  220,000     $ 185,000   $     -     $(205,000)    $200,000
              ==========     =========   =======     =========     ========






                                         continued
                                           F-36


                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          continued,
                            Additions   Additions
              Balance at    Charged to  Charged to  Deductions    Balance at
              Beginning of  Costs and   Other       for payments  End of
              Period        Expenses    Accounts    or Write-offs Period
              ------        --------    --------    ------------- ------

Year ended
June 30
  2003:

Allowance for
 doubtful
 accounts     $  409,923     $  91,745   $     -     $(183,316)    $318,352
              ==========     =========   =======     =========     ========
Allowance for
 doubtful
 accounts-
 discontinued
 operations   $   60,000     $       -   $     -     $ (10,000)    $ 50,000
              ==========     =========   =======     =========     ========
Allowance for
 inventory
 obsolescence $   80,000     $  18,000   $     -     $             $ 98,000
              ==========     =========   =======     =========     ========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations   $  215,000     $   5,000   $     -     $       -     $220,000
              ==========     =========   =======     =========     ========



  The FASB 109 Valuation Allowance has been omitted because such information is disclosed in note 10 to the Consolidated Financial Statements.

















                                            F-37

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

ITEM 9B.  Other Information.

          Not applicable.





























                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age       Position
          ----                          ---       --------
          Samuel Nyer                    80       Chairman of the Board,
                                                  Vice-President-Mergers
                                                  and Acquisitions and
                                                  Director

          Karen L. Wright                43       President, Treasurer,
                                                  Vice-President-Finance,
                                                  Vice-President-Operations,
                                                  Assistant Secretary and
                                                  Director

          Mark Dumouchel                 45       Director

          Robert Landis                  46       Director

          Donald C. Lewis, Jr.           67       Director

          Kenneth L. Nyer, M.D.          47       Director

          James Schweiger                70       Director

          Gerald Weston                  62       Director


     Mr. Robert Landis filled Mr. John Milledge's vacancy in December 2004. In November 2004, Mr. Milledge resigned as director due to lack of time and availability necessary to perform his duties an independent director.

     Mr. Gerald Weston filled Mr. M. Randolph Prince's vacancy in December 2004. In November 2004, Mr. Prince resigned as director due to lack of time and availability necessary to perform his duties an independent director.

     Ms. Karen L. Wright filled Mr. Don Nicholson's vacancy in November 2004. In May 2004, Mr. Nicholson resigned as director due to lack of time and availability necessary to perform his duties an independent director.

     The Company's Board of Directors is divided into three classes of directors. Messrs. Lewis, Samuel Nyer, Schweiger and Weston's term expires in 2005, Ms. Wright's term expires in 2006, and Messrs. Dumouchel, Landis and Ken Nyer's term expires in 2007. There are no vacancies.

     Samuel Nyer has been chairman of the board and a director of the Company since December 1991. Mr. Nyer resigned as President and Secretary in September 2004. He previously held these positions since December 1991. He also resigned as director of the board of directors of each of the Company's subsidiaries in September 2004 with the exception of D.A.W. Since September 2004, Mr. Nyer has been Vice-President of Mergers and Acquisitions. Since 1985, Mr. Nyer has been chairman of the board of Nyle, a manufacturer of drying equipment. Nyle, a publicly held corporation, is the Company's principal shareholder, which Mr. Nyer controls. Mr. Nyer has interests in a number of small businesses in the Bangor, Maine area.


     Karen L. Wright has been President of the Company and subsidiaries, with the exception of D.A.W., since September 2004. She has been a director of the Company since November 2004. She has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997 and vice-president of operations since 2001. She served on the Board from April 1997 to September 2001. She has been the Company's chief operating office since October 2001. She was a director of Nyle from 1998 until October 2004. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time, Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

     Mark Dumouchel has been a director of the Company since March 2004. He has been President and Director of the Company's 80% owned subsidiary, D.A.W., Inc., since 1990. He is a registered pharmacist in the State of Massachusetts and has over 29 years experience working in and running pharmacies. Mr. Dumouchel received his Bachelors of Science Degree in Pharmacy from Massachusetts College in 1982, and his Masters of Business Administration from Babson College in 1984.

     Robert J. Landis has been a director of the Company since December 2004. Mr. Landis is also a member of the Audit Committee and Chairman of the Compensation Committee. Mr. Landis has served as Chairman of the Board of Directors since January 2000 and as Chief Financial Officer and Treasurer since July 1998 of Comprehensive Care Corporation ("CompCare"). CompCare provides behavioral health, substance abuse, and employee assistance programs for governmental agencies, managed care companies and employer groups throughout the United States. Headquartered in Tampa, Florida, CompCare operates regional service centers in Connecticut, Florida, Michigan, and Texas. Mr. Landis alsoserves on the Board of Directors and on the audit committee of Global Axcess Corporation. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc from November 1988 to July 1998. Mr. Landis is a Certified Public Accountant. He received a Bachelors Degree in Business Administration from the University of Southern California in 1981 and a Masters Degree in Business Administration from California State University at Northridge in 1990.

     Donald C. Lewis, Jr. has been a director of the Company since July 1993. Mr. Lewis has been president and director of Nyle, one of the Company's principal shareholders, since January 1985. Mr. Lewis has served as Manager/Chairman of Sawmill Publishing, LLC since 1997. Mr. Lewis has served as Manager of Nyle Special Products, LLC since 1999.

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

     Gerald Weston has been a director of the Company since December 2004. Mr. Weston is also a member of the Audit Committee, Compensation Committee and Stock Option Committee. Mr. Weston is a Certified Public Accountant and is an owner of an accounting firm since 1985. From 1982 to 1985, Mr. Weston was an Audit Manager in the firm Kern, DeWenter, Viere, CPA's in St. Cloud, Minnesota. Prior to 1982, he had various positions and served in the United States Air Force. Mr. Weston received a Bachelors of Science Degree in Accounting from St. Cloud State University, St. Cloud, Minnesota in 1979.

   Delinquent Filings
   ------------------
    No person who, during the fiscal year ended June 30, 2005, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year with the exception of Karen Wright, who did not file a timely Form 4.

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

     Audit Committee Financial Experts
     ---------------------------------
     The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and Nasdaq requirements. The members of the Audit Committee are Messrs. James Schweiger, Chairman, Robert Landis and Gerald Weston.

     The Board of Directors has determined that although more than one member of the audit committee may qualify as an "audit committee financial expert" under item 401 (h) of Regulation S-K, Mr. Schweiger, the committee chairman, is designated audit committee financial expert. All of the members of the Audit Committee, are independent, as that term is defined in Item 7(d)(3)(iv) of
Schedule 14A under the Securities Exchange Act of 1934.

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

ITEM 11.  Executive Compensation.

     The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the years ended June 30, 2005, 2004, 2003 and 2002. No other executive officer received compensation exceeding $100,000 during the years ended June 30, 2005, 2004, 2003 and 2002.
                              Summary Compensation Table
                      Annual Compensation              Long Term Compensation
                                                          Awards
(a)              (b)     (c)        (d)       (e)             (g)
Name and                                      Other            Securities
principal                                     annual           underlying
position         Year    Salary($)  Bonus($)  compensation($)  options/SARS(#)
--------         ----    ---------  -------   ---------------  --------------
Samuel Nyer      2005    $ 88,840(1)            $1,050(1)             0
CEO (1)          2004     140,000                4,200                0
Vice-President   2003     140,000                4,200                0
Merger and       2002     140,000                4,200                0
Acquisitions(1)

Michael Curry    2005     139,745    $20,200     8,800                0
Vice-President   2004     128,700     26,000     8,400                0
and 20% owner    2003     120,000     28,000     6,000                0
of D.A.W. (Eaton)2002     120,000     13,219     6,000                0

David Dumouchel  2005     139,745     20,200     8,800                0
Vice-President   2004     128,700     26,000     8,400                0
and 20% owner    2003     120,000     28,000     6,000                0
of D.A.W. (Eaton)2002     120,000     13,219     6,000                0
Mark Dumouchel   2005     139,745     20,200     8,800                0
Director of      2004     128,700     26,000     8,400                0
Company and      2003     120,000     28,000     6,000                0
President and    2002     120,000     13,219     6,000                0
20% owner ofD.A.W. (Eaton)

Wayne Gunter     2005     139,745     20,200     8,800                0
Vice-President   2004     128,700     26,000     8,400                0
and 20% owner    2003     120,000     28,000     6,000                0
of D.A.W. (Eaton)2002     120,000     13,219     6,000                0

Donato Mazzola   2005     139,745     20,200     8,800                0
Vice-President   2004     128,700     26,000     8,400                0
and 20% owner    2003     120,000     28,000     6,000                0
of D.A.W. (Eaton)2002     120,000     13,219     6,000                0

(1) Mr. Nyer was CEO of the Company through September 2004. Since September 2004, he has served as Vice-President of Mergers and Acquisitions with an annual salary of $70,000.

In the above table, we have not presented (f) Restricted stock awards ($),
(h) LTIP payouts ($) and (i) All other compensation ($) as they are not applicable.
     Messrs. Curry, David Dumouchel, Mark Dumouchel, Gunter, and Mazzola are minority shareholders of Eaton, with the exception of Mr. Curry, whose wife is the minority shareholder). They are all registered pharmacists and work within the pharmacy chain.

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

     Aggregated Option/SAR Exercises in Last Fiscal Year and June 30, 2005 Option/SAR Values

         (a)                         (d)                        (e)
                  Number of securities underlying  Value of unexercised in-the
                        unexercised options/SARs     money options/SARs at
                           at June 30, 2005           June 30, 2005($)(2)
    Name            exercisable / unexercisable    exercisable / unexercisable

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

     In August of 1996, Eaton entered into a five-year employment agreement, with a one-year non-compete, with four of the five minority shareholders of Eaton and the husband of the fifth minority shareholder. The agreement has been extended for an additional five years with a base annual salary of $120,000, for four of the minority shareholders and the husband of the fifth minority shareholder, effective January 2002. In August 2004, their base annual salary was increased to $140,920. Each are also provided a leased vehicle with an annual cost of approximately $8,800. Under the terms of D.A.W.'s agreement, four of the five minority shareholders of Eaton and the husband of the fifth minority shareholder, each receives life-insurance coverage in the aggregate amount of $2,000,000. $1,000,000 is designated to D.A.W. and $1,000,000 is for the purpose of retiring the deceased shareholder's stock in D.A.W.

     Additionally, at such time that the Company terminates any or all of the minority shareholders of D.A.W., or the second five year term of their employment agreement has expired, the employee or employees will have the right to require the Company to purchase all or any portion of such employee's shares, and the minority shareholders also possess certain rights of first refusal and co-sale rights with respect to proposed sales of stock by the Company, according to certain terms and conditions. The current employment agreements contain a six month non-compete provision commencing on the date of termination.

     The Company has an oral employment agreement with Mr. Samuel Nyer, Chairman of the Board, Vice-President of Mergers and Acquisitions and director, which provides for an annual base salary of $70,000, which was effective October 1, 2004. Mr. Nyer's previous oral agreement provided for an annual base salary of $140,000 and $4,200 for the use of an automobile. The Company has an oral employment agreement with Ms. Karen Wright, its President and Chief Executive Officer, Vice-President of Finance and Treasurer, which provides for an annual base salary of $85,000. Effective July 1, 2005, Ms. Wright's annual salary was increased to $95,000. Each of the oral agreements have provisions customary for employees who are officers and/or directors of public companies.

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

     The 2002 Stock Option Plan provides for all directors, whether or not they are employees or officers, to receive automatic grants upon election or appointment to the Board of Non-Qualified Options ("Automatic Stock Options"). The Automatic Stock Options expire ten years after the date of grant. The number of Automatic Stock Options granted shall be 12,000 for a three-year-term board member, 8,000 for a two-year-term board member or 4,000 for a one-year-term board member, with 2,000 of such Non-Qualified Options vesting semi-annually each June 30th and December 31st provided the optionee is still serving as a director on that date. A similar provision is in place within the 2002 Stock Option Plan for a certain officer of the Company who is not a director. After vesting, and upon reelection to the Board, each director will receive a new automatic grant of non-qualified options on the same terms as above. Except with respect to certain ISOs and certain non-qualified options, as provided for in the 2002 Stock Option Plan, the exercise price of the options shall not be less than the Market Price (as defined in the 2002 Stock Option Plan) of the Company's common stock on the day of the grant.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Robert Landis, James Schweiger and Gerald Weston. There were no Compensation Committee interlocks or insider (employee) participation for the year ended June 30, 2005.












ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information as of September 27, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.
                                          Amount and nature
             Name and address of         of beneficial        Percentage of
Class         beneficial owner            ownership (3)        class owned
-----         ---------------             ---------            -----------
Common stock, Samuel Nyer                 5,954,400  4,5,7           61.6%
Class A       c/o ADCO
preferred     1292 Hammond Street
stock and     Bangor, Maine 04401
Class B
preferred stock

Common stock  Nyle International Corp.    2,781,000                  28.8
and Class A   72 Center Street
preferred     Brewer, Maine  04412
stock

Common stock  Karen L. Wright                75,100    6,7              *
                     1292 Hammond Street
              Bangor, ME  04401

Common stock  Mark Dumouchel                  6,000    7                *
              c/o Eaton Apothecary
              13 Water Street
              Holliston, MA 01746

Common stock  Robert J. Landis                2,000    7                *
              1292 Hammond Street
              Bangor, ME  04401

Common stock  Donald C. Lewis, Jr.           65,000    7                *
              c/o Nyle International Corp.
              72 Center Street
              Brewer, ME  04412

Common Stock  Kenneth L. Nyer, M.D.          78,000    7                *
              48 Old Orchard Road
              New Rochelle, NY  10804

Common Stock  James Schweiger                24,000    7                *
              1843 Morning Sky Drive
              Winter Garden, FL  34787

Common Stock  Gerald Weston                   4,000    7                *
              1292 Hammond Street
              Bangor, ME  04401

All directors and executive officers      6,208,500     4,5,6,7
       of the Company as a group (eight                             64.3%
       persons)

* less than 1% of class

3) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options which vest within 60 days. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
4) Includes shares owned by Nyle since Mr. Samuel Nyer controls that corporation.
5) Includes 568,000 shares of common stock underlying vested options granted pursuant to the Plans. Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer's employment agreement.
6) Includes 1,100 shares of common stock which is held by an ADCO employee investment club by which Ms. Wright owns 220 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.
7) Consists of shares of common stock underlying vested options granted pursuant to the Plans.



Equity Compensation Plan Information.

Plan Category  Number of securities to  Weighted average   Number of Securities
               be issued upon exercise  exercise price of  remaining available
               of outstanding options,  outstanding        for future issuance
               warrants and rights       options, warrants  under equity
                                          and rights        compensation
                                                            plans (excluding
                                                            securities
                                                            reflected
                                                            in first column)
Equity compensation
plans approved by
security holders (1)        1,070,600         $2.83            2,563,800

Equity compensation
plans not approved
by security holders (2)(3)    703,320          5.14                    0
                            ---------         -----            ---------
  Total                     1,773,920         $3.74            2,563,800
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

   (3) Represents warrants issued under each of the (a) Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of Around the Clock Partners, LP (the "Around the Clock Warrants") and (b) Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of High Yield Orange, Inc. (the "High Yield Orange Warrants", together with the Around the Clock Warrants, collectively, the "Third Party Warrants").

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

       Employment Agreement of Samuel Nyer
       -----------------------------------

     With respect to equity compensation, the Employment Agreement of Mr. Samuel Nyer, president of the Company, granted Mr. Nyer 500,000 non-qualified options to purchase the Company's common stock at an exercise price of $6.437 per share. 250,000 of the options vested in October 1999, with the remaining having vested in October 2000. The options expire in December 2012. As of the date of this Report, none of the options have been exercised.


       Warrants to Certain Third Parties
       ---------------------------------

     Pursuant to the Third Party Warrants, the Company issued warrants to purchase 36,791 shares of common stock and 16,529 shares of common stock of the Company at an exercise price of $2.60 per share, which warrants will expire April 15, 2010. The exercise price of the Third Party Warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the Third Party Warrants.

ITEM 13. Certain Relationships and Related Transactions.

     Prior to 1991, the Company and Nyle each engaged in inter-company loans. At June 30, 2003,Nyle owed the Company $44,858 including accrued interest. This was paid in March 2004. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

     Mr. Samuel Nyer, chairman of the board, is a guarantor of ADCO's loan. This loan was paid in July 2005. D.A.W. employs relatives of the minority shareholders of D.A.W. Mr. Michael Curry's spouse is employed as a pharmacist; Mr. David Dumouchel's spouse, Jennifer Dumouchel is employed as a pharmacist; Ms. Dumouchel's annual salary is $90,000. Mr. Mark Dumouchel's mother is employed as a durable medical supplies specialist; and Mr. Wayne Gunther's daughter is employed as a pharmacist technician. The Company leases a drug store facility owned by Eileen Dumouchel, the mother of Mark Dumouchel, the President of D.A.W. and a member of the Board of Directors of each of D.A.W and of the Company. During fiscal 2005, 2004 and 2003, the Company paid Ms. Dumouchel $60,000 per year. The lease expires on August 31, 2006. ADCO employs two relatives of Ms. Karen Wright, the Company's president, treasurer, chief executive officer, principal accounting and chief financial officer and chief operating officer. One relative is employed as ADCO's assistant comptroller and the other as a data entry clerk. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

ITEM 14.  Principal Accountant Fees and Services

Audit Fees
----------
      We paid Sweeney, Gates & Co. audit fees in the aggregate of $123,767 and $142,885 for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2005 and June 30, 2004, respectively, and for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees
------------------
      In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by Sweeney, Gates & Co. for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $0 and $3,036 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. Such services were in connection with a registration statement.

Tax Fees
--------
      The aggregate fees for professional services rendered by Sweeney, Gates & Co. for tax compliance, tax planning and tax advice were $23,410 and $23,820 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively.

All Other Fees
--------------

      Sweeney, Gates & Co. did not provide Nyer Medical Group, Inc. and its Subsidiaries with any other services during the fiscal years ended June 30, 005 and June 30, 2004, respectively.

Audit Committee's Preapproval Policies and Procedures
-----------------------------------------------------
     The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Sweeney, Gates & Co. in 2004.

     The pre-approval duty may be delegated to one or more designated members of the Audit Committee, with any such pre-approval reported to the Committee at its next regularly scheduled meeting. Any such designated member(s) of the Committee shall also have the authority to approve non-audit services already commenced by the independent registered public accounting firm if (i) the aggregate amount of all such services provided constitutes no more than five percent (5%) of the total amount of revenues paid by the Company to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Committee and approved by such designated member(s) prior to the completion of the audit.














































                           Part IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a).  Financial Statements and Exhibits

(1).  FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of June 30, 2005 and
          June 30, 2004

         Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003

         Consolidated Statements of Changes in Shareholders'
          Equity for the years ended June 30, 2005, 2004
          and 2003

         Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

         Notes to Consolidated Financial Statements

(2).  FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the information required to be set forth therein in not applicable or is shown in the financial statements or notes thereto with the exception of:

         Schedule I - Condensed Financial Statements of the Parent

         Schedule II - Valuation and Qualifying Accounts and Reserves

(3).  EXHIBITS

3.    Articles of Incorporation and By-Laws

       3.1  Articles of Incorporation of Nyer Medical Group, Inc., (1)
       3.2  Amendment to Articles of Incorporation of Nyer Medical Group,
            Inc.(1)
       3.3 Second Amendment to Articles of Incorporation of Nyer Medical Group, Inc. ***
       3.4 Third Amendment to Articles of Incorporation of Nyer Medical Group, Inc. (3)
       3.5 Fourth Amendment to Articles of Incorporation of Nyer Medical Group, Inc.(5)
       3.6  Bylaws of Nyer Medical Group, Inc.(1)
       3.7  Amendment to Bylaws (1993)(3)
       3.8  Amendment to Bylaws (1997)(3)
       3.9  Amendment to Bylaws (2002)(3)

4.   Instruments defining the rights of security holders, including indentures
       4.1 Securities Purchase Agreement, dated as of April 15, 2005, by and between the Company and the Purchasers thereunder, with attached schedules. (8)
       4.2 Form of Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of Around the Clock Partners, LP. (8)
       4.3 Form of Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of High Yield Orange, Inc. (8)
       4.4 Registration Rights Agreement, dated as of April 15, 2005, by and between the Company and the Purchasers thereto with attached schedules. (8)


10.  Material Contracts

      10.1  1993 Stock Option Plan(2) **
      10.2  Amendment to 1993 Stock Option Plan(3) **
         10.3  Second Amendment to 1993 Stock Option Plan (3) **
      10.4 Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
      10.5 Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
      10.6 Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group, Inc. and Mr. Samuel Nyer (3) **
      10.7  Third Amendment to 1993 Stock Option Plan (4) **
      10.8  2002 Stock Option Plan (4) **
      10.9 Stock Option Agreement between Nyer Medical Group, Inc. and Mr. Samuel Nyer (4) **
      10.10 Stock Option Agreement between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (4)
      10.11 Agreement, dated July 2002, between Gary Parker, M.D. and Nyer Medical Group, Inc. (5)
      10.12 Agreement, dated September 7, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc.(5)
      10.13 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Promissory Note. (5)
      10.14 Agreement, dated October 6, 2004, by Nyer Medical Group, Inc.
            in favor of KeyBank NA - Commercial Guaranty. (5)
      10.15 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Mortgage. (5)
      10.16 2004 Addendum to Agreement between Alliance Capital Resources, Inc. and Nyer Medical Group, Inc. (not written). (5)
      10.17 Employment Agreement between Samuel Nyer and Nyer Medical Group, Inc. (not written). (5) **
      10.18 Employment Agreement between Karen Wright and Nyer Medical Group,
            Inc. (not written).  **    ***
      10.19 Form of Employment Agreement, dated as of August 5, 1996, among D.A.W., Inc., F.M.T. Franchise Company, Inc., Nyer Medical Group, Inc. and an (unnamed) employee.(6) **
      10.20 Shareholders' Agreement, dated as of August 5, 1996, among Nyer Medical Group, Inc., Mark Dumouchel, David Dumouchel, Lucille Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc. and F.M.T. Franchise Company, Inc. (5)
      10.21 Service Agreement, dated as of August 5, 1996, by and between Nyer Medical Group, Inc. and D.A.W., Inc. (7)
      10.22 Agreement of D.A.W. Supplier. (5)



14  Code of Ethics.
      14.1  Nyer Medical Group, Inc.'s Code of Conduct and Ethics Policy. (5)

21  Subsidiaries of the Registrant.
      21.1  Subsidiaries  ***

23  Consent of Experts and Counsel
      23.1  Consent of Sweeney, Gates and Co.  ***

31  Rule 13a-14(a)/15d-14(a) Certifications
      31.1	Certification of Chief Executive Officer. ***

32  Section 1350 Certifications
	32.1 Section 1350 Certification of President, Chief Executive Officer and Chief Financial Officer. ***

(1)  Contained in Registration Statement on Form S-18 filed on
       April 13, 1992.
(2)  Contained in Form 10-KSB filed April 1996.
(3)  Contained in Form 10-K filed October 2002.
(4)  Contained in Form 10-K filed September 2003.
(5)  Contained in Form 10-K filed October 2004.
(6) Contained in Form 8-K (as Exhibit C to Exhibit 2(Stock Exchange Agreement)) filed on August 22, 1996. This form of employment agreement was used for each minority shareholder of D.A.W., Inc., who was an employee of D.A.W., Inc. and the husband of another minority shareholder
      (which husband was an employee). The agreements for the employees were materially the same. In August, 2004, the annual base salary of each employee was increased to $140,920 by means other than a written agreement.
(7) Contained in Form 8-K (as Exhibit B to Exhibit 2(Stock Exchange Agreement)) filed on August 22, 1996.
(8)  Contained in Form 8-K filed April 18, 2005.


(**) This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

(***) Filed herewith.


















SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2005.

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/ Karen L. Wright
                                        Karen L. Wright, President,
                                        Principal Executive Officer and
                                        Chief Executive Officer










































    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of September 2005.

          Signature               Title


          /s/ Samuel Nyer         Chairman of the Board, Vice-President
          Samuel Nyer             of Mergers and Acquisitions and
                                  Director

          /s/ Karen L. Wright     President, Principal Executive Officer,
          Karen L. Wright         Treasurer, Vice President of Finance,
                                  Vice President of Operations, Principal
                                  Financial Officer, Principal Accounting
                                  Officer and Assistant Secretary

          /s/ Mark Dumouchel      Director
          Mark Dumouchel


          /s/ Robert Landis       Director
          Robert Landis


          /s/ Donald Lewis        Director
          Donald Lewis


          /s/ Kenneth Nyer, M.D.  Director
          Kenneth Nyer, M.D.


          /s/ James Schweiger     Director
          James Schweiger


          /s/ Gerald Weston       Director
          Gerald Weston

















NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2005 Annual Report on Form 10-K

EXHIBIT 3.3  SECOND AMENDMENT TO THE ARTICLES OF INCORPORATION OF
              NYER MEDICAL GROUP, INC.


SECOND AMENDMENT TO THE ARTICLES OF INCORPORATION
OF
NYER MEDICAL GROUP, INC.

The undersigned hereby certifies that the following Second Amendment to the Articles of Incorporation, as amended, was, approved by the board of directors (the "Board") and approved by a vote of the majority of holders of the outstanding voting power capital stock of Nyer Medical Group, Inc. (the "Company"), present in person or by proxy and entitled to vote at the annual meeting of shareholders held on the 30th day of September, 1996.

A.  Article IV is repealed, the currently existing 300,000 shares of Class
    B Preferred Stock held in treasury are cancelled and Article IV will now read as follows:

                 Article IV - Capital Stock

The Company is authorized to issue 10,000,000 shares of common stock, $.000l par value.
The Company is authorized to issue 2,502,000 shares of preferred stock, $.00l par value (the "Preferred Stock").

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

(c) The dividend rate on the shares of that series, whether dividends shall be cumulative, and if so, from which date or dates, and the relative rights ofpriority, if any, are paid on dividends on shares of. that series;

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

B.     Article VI is hereby repealed and Article VI will now read as follows:

Article VI - provision for Classified Board: Removal of
Directors For Cause
(a)  The Board shall be divided into three classes, designated Class A, Class
B and Class C, as nearly equal in numbers as the then total number of directors constituting the entire Board permits with the term of the office of one class expiring each year. Commencing with the 1996 Annual Meeting of Shareholders, the initial term of Class A directors will extend to the 1999 Annual Meeting of Shareholders, that of Class B directors shall extend to the 1998 Annual Meeting, and that of Class C directors shall extend to the 1997 Annual Meeting. As the one and two-year terms expire, new directors shall be elected for three-year terms. The number of directors to be elected at each Annual Meeting shall be equal to the number of directors of the class whose terms are expiring and those directors elected at such meeting shall hold office until the third succeeding Annual Meeting of Shareholders. At each Annual Meeting of the shareholders after each class has been elected for a three year term, the successors to the class of directors whose term shall then expire shall be elected to hold office for a term. expiring at the third succeeding annual meeting.

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

(d) Notwithstanding any other provision of the Articles of Incorporation, as amended, or the By-laws of the Company, it shall require the affirmative vote of either (i) 75% of the voting power of each class entitled to vote present in person or by proxy assuming a quorum to remove one or all of the directors and then only "with cause" or (ii) 66-2/3% of the voting power of each class entitled to vote present in person or by proxy assuming a quorum cast at a meeting of the shareholders called for that purpose and a majority of the "disinterested directors" to remove one or all of the directors only "with cause". "Cause" is defined as (i) a conviction of a felony regardless of whether it relates to the Company or its securities; (ii) declaration of incompetency or unsound mind by court order; .or (iii) commission of an action which constitutes intentional misconduct or a knowing violation of law. "Disinterested Director" is defined for purposes of this provision to be any director not having an interest or role, direct Or indirect, in the transaction or incident which is the basis f or claiming removal of a director "with cause".

C.	New Articles XII and XIII shall read as follows:

Article XII - Limitation On Action By Written Consent.

The power of shareholders to consent in writing to the taking of any action in lieu of an annual or special meeting of shareholders of the Company is specifically denied unless such consent shall be signed of the holders of at least two-thirds of the voting power of the capital stock entitled to vote on such matters.

Artic), XIII - Limitation On Nomination of Directors:
Business Intro4ucsd by Shareholders.

Advance notice of shareholder nominations for the election of directors and of business to be brought by shareholders before any meeting of the shareholders of the Company shall be given in a manner provided in the Company's By-laws. Failure to submit timely notice of nominations .and business shall prevent consideration of such nominations and business at such shareholders' meeting.










IN WITNESS WHEREOF, the Amendment to the Articles of Incorporation this 27th day of November, 1996.

(CORPORATE SEAL)	NYER MEDICAL GROUP, INC.

/s/ Samuel Nyer
By: Samuel Nyer, President











NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2005 Annual Report on Form 10-K


Exhibit 10.18

     Employment Agreement between Karen Wright and Nyer Medical Group, Inc.
      (not written).

     The Company has an oral employment agreement with Karen Wright, its President and Chief Executive Officer, Vice-President of Finance and Treasurer, which provides for an annual base salary of $95,000. This agreement contains provisions customary for employees who are officers and/or directors of public companies.











































NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2005 Annual Report on Form 10-K

EXHIBIT 21.1  SUBSIDIARIES OF THE REGISTRANT


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


  Certain former operating subsidiaries of the Company (i.e., Nyer Internet Companies, Inc., Nyer Nutritional Systems, Inc. and SCBA, Inc.) have recently been listed as being no longer active by the appropriate governmental agency of their respective jurisdictions of incorporation.


























NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2005 Annual Report on Form 10-K


EXHIBIT 23.1  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Nyer Medical Group, Inc.

    We hereby consent to the incorporation by reference in the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-66554), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-106075) and Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-113357), of our report dated September 12, 2005 relating to the consolidated financial statements and schedules of Nyer Medical Group, Inc. included in the Annual Report (Form 10-K) for the year ended June 30, 2005.


                                            /s/ Sweeney, Gates & Co.


Fort Lauderdale, Florida
September 27, 2005

































NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2005 Annual Report on Form 10-K

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

Date:  September 27, 2005
 /s/ Karen L. Wright

 Karen L. Wright

President
(Principal Executive Officer)
Vice President - Finance
(Principal Financial and Accounting Officer)







































NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2005 Annual Report on Form 10-K

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright

Karen L. Wright,
President, Chief Executive Officer
and Chief Financial Officer
September 27, 2005