Form 10-Q
period 2005-09-30
NYER MEDICAL GROUP INC
filed 2005-11-14
CIK 884647

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                   OR

 	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  x

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).         Yes       No  x

As of November 11, 2005 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.


  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005

                                      INDEX


                                                                    Page No.

                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2005
             and June 30, 2005                                            4
           Consolidated Statements of Operations, Three Months
             Ended September 30, 2005 and September 30, 2004              6
           Consolidated Statements of Cash Flows, Three Months
             Ended September 30, 2005 and September 30, 2004              7
           Selected Notes to Consolidated Financial Statements            9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 18

  Item 4.  Controls and Procedures                                       19

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             19
  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      20
  Item 3.  Defaults Upon Senior Securities                               20
  Item 4.  Submissions of Matters to a Vote of Security Holders          20
  Item 5.  Other Information                                             20
  Item 6.  Exhibits                                                      20

            Signatures                                                   21


Exhibit 31.1   Certification Pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of
the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and
Principal Financial and Accounting Officer                               22


Exhibit 32.1   Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
President, Chief Executive Officer and Chief Financial Officer           24







                                   2
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005


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







































                                   3
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           September 30,       June 30,
                                              2005              2005
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $ 1,219,184       $ 1,993,905
  Accounts receivable, less allowance
   for doubtful accounts of $245,000
   at September 30, 2005 and $233,000
   at June 30, 2005                          4,270,802         4,394,637
  Inventories                                5,804,390         5,758,155
  Prepaid expenses and other current
   assets                                      242,734           258,827
  Assets to be disposed of from
   discontinued operations                           -            22,760
                                           -----------       -----------
      Total current assets                  11,537,110        12,428,284
                                           -----------       -----------
Property, plant and equipment, net
 of accumulated depreciation                 1,296,716         1,308,828
                                           -----------       -----------
Goodwill                                       104,463           104,463
Other intangible assets                        427,566           448,533
Other assets                                    60,297            64,079
                                           -----------       -----------
                                               592,326           617,075
                                           -----------       -----------
      Total assets                         $13,426,152       $14,354,187
                                           ===========       ===========








     See accompanying notes to consolidated financial statements.
                                   4





FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30,       June 30,
                                              2005              2005
                                              ----              ----
                                           (Unaudited)

Current liabilities:

  Current portion of long-term debt        $    91,128       $   120,265
  Accounts payable                           3,226,250         3,960,175
  Accrued payroll and related taxes            436,699           508,789
  Accrued expenses and other liabilities       128,515           267,252
  Income taxes payable                          39,400            90,607
  Liabilities to be disposed of from
   discontinued operations                     299,149           319,847
                                           -----------       -----------
            Total current liabilities        4,221,141         5,266,935
                                           -----------       -----------

Long-term debt, net of current
  portion                                       81,635            95,010
                                           -----------       -----------
Minority interest                            1,580,468         1,548,369
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     398               398
  Additional paid-in capital                18,032,382        18,020,444
  Accumulated deficit                      (10,489,873)      (10,576,970)
                                           -----------       -----------
            Total shareholders'
             equity                          7,542,908         7,443,873
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $13,426,152       $14,354,187
                                           ===========       ===========













     See accompanying notes to consolidated financial statements.
                                   5
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                           September 30,   September 30,
                                               2005            2004
                                               ----            ----
Net sales                                 $15,176,449      $15,188,611
Cost of goods sold                         11,666,429       11,936,940
                                          -----------      -----------
  Gross profit                              3,510,020        3,251,671

Selling, general and
 administrative expenses                    3,305,695        3,082,300
                                          -----------      -----------
  Operating income                            204,325          169,371
                                          -----------      -----------
Other income (expense):
  Interest expense                             (2,510)          (6,262)
  Interest income                               9,547           10,813
  Other                                          (766)          (4,053)
                                          -----------      -----------
       Total other income                       6,271              498
                                          -----------      -----------
Income before income taxes and
  minority interests                          210,596          169,869

Provision for income taxes                    (91,400)         (68,000)

Minority interest expense, net
  of income taxes expense                     (32,099)         (37,819)
                                          -----------      -----------
Net income                                $    87,097      $    64,050
                                          ===========      ===========
Basic and diluted income per share:       $       .02      $       .02
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,784,962
                                            =========        =========
Weighted average common
   shares outstanding, diluted              4,311,631        3,826,862
                                            =========        =========










             The accompanying notes are an integral part of the consolidated financial statements.
                                   6

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the three months ended
                                           September 30,   September 30,
                                               2005            2004
                                               ----            ----
Cash flows from operating activities:
  Net income                               $     87,097     $     64,050
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
  Depreciation                                   96,643          105,833
  Amortization                                   20,967           29,302
  Stock-based compensation expense               11,938                -
  Deferred income tax                                 -           51,000
  Minority interest                              32,099           37,819
  Changes in working capital                   (902,266)         671,551
                                           ------------     ------------
 Net cash flows (used in) provided by
 operating activities from continuing
  operations                                   (653,522)         959,555

 Net cash flows provided by (used in)
  discontinued activities                         2,062           (2,220)
                                           ------------     ------------
 Net cash flows (used in) provided by
  operating activities                         (651,460)         957,335
                                           ------------     ------------
Cash flows from investing activities:
 Purchase of property, plant and
   equipment, net                               (80,749)        (192,875)
                                           ------------     ------------
Net cash flows used in investing
   activities                                   (80,749)        (192,875)
                                           ------------     ------------
Cash flows from financing activities:
 Proceeds from issuance of long-term
  debt                                                -           17,075
 Payments on long-term debt                     (42,512)         (63,423)
                                           ------------     ------------
 Net cash flows used in financing
  activities                                    (42,512)         (46,348)
                                           ------------     ------------
Net (decrease) increase in cash                (774,721)         718,112

Cash at beginning of period                   1,993,905        1,270,082
                                           ------------     ------------
Cash at end of period                      $  1,219,184     $  1,988,194
                                           ============     ============

            The accompanying notes are an integral part of the consolidated financial statements.
                                      continued
                                   7

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the three months ended
                                           September 30,   September 30,
                                               2005            2004
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $    123,835     $    360,706
  Inventories                                   (46,235)         (32,232)
  Prepaid expenses and other current
   assets                                        16,093          142,372
  Accounts payable                             (733,925)         365,632
  Accrued payroll and related taxes             (72,090)         (40,563)
  Accrued expenses and other liabilities       (138,737)        (124,364)
  Income tax payable                            (51,207)               -
                                           ------------     ------------
      Net change                           $   (902,266)    $    671,551
                                           ============     ============

  Supplemental disclosures of cash flow information:


                                            For the three months ended
                                           September 30,   September 30,
                                               2005            2004
                                               ----            ----
Cash paid during the period for:

Interest                                   $      2,889     $      7,436
                                           ============     ============
Income taxes                               $    182,500     $     50,000
                                           ============     ============


















                                   8



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2005.

2.  Stock Based Compensation:

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at an amount determined by the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

     The Company has adopted SFAS No. 123R using the "modified prospective application" and therefore financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company's income before income taxes and net income for the quarter ended September 30, 2005 was $11,938 and $7,838 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended September 30, 2005 would not have changed if the Company had not adopted SFAS No. 123R.

    The fair value of each option grant at September 30, 2005 is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were no stock options granted for the three months ended September 30, 2005.

     Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123R for the three months ended September 30, 2004 is presented below:

Net income as reported:                                      $  64,050
Add: Total stock-based compensation expense
 determined under fair value based method for
 all awards, net of taxes                                       (4,496)
                                                             ---------
Pro forma net income                                         $  59,554
                                                             =========
                                   9
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Stock Based Compensation: continued,

Basic and diluted income per share:
As reported                                                      $ .02
                                                                 =====
Pro forma                                                        $ .02
                                                                 =====
3.  Restricted Assets and Uncertainties

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization, whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders or the Company. The fifth seat on the board is vacant.

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

     2. Five of the location leases are expiring in 2006, including the largest and most profitable one, which is owned by the mother of D.A.W.'s president and member of the board of directors of D.A.W. If an agreement is not finalized, this lease may not be renewed.

     3. There is also no assurance that D.A.W. will be able to renew the other leases at terms acceptable to management.
                                   10


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Restricted Assets and Uncertainties, continued

     There is no assurance that management's business plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

    September 30, 2005   Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $232,520      $295,480
    Non-compete agreements    3-5        750,100       618,014       132,086
                                      ----------      --------      --------
        Totals                        $1,278,100      $850,534      $427,566
                                      ==========      ========      ========

    June 30, 2005        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $223,826      $304,174
    Non-compete agreements    3-5        750,100       605,741       144,359
                                      ----------      --------      --------
        Totals                        $1,278,100      $829,567      $448,533
                                      ==========      ========      ========
    Aggregate amortization expense for the three months ended September 30, 2005 was $20,967 and $29,302 for the three months ended September 30, 2004.

     Based on the balance of intangible assets at September 30, 2005, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

                      Year           Amortization amount
                      ----           -------------------
                      2006                $ 83,000
                      2007                  83,000
                      2008                  83,000
                      2009                  71,000
                      2010                  71,000
                      Thereafter            36,566
                                          --------
                                          $427,566
                                          ========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Discontinued operations:

     The following table shows assets and liabilities of discontinued operations (fire and police segment) at September 30:

                                              2005          2004
                                              ----          ----
   Accounts receivable                     $      -       $      -
   Inventory                                      -         37,293
   Prepaid expenses and other
     current assets                               -         75,178
   Property, plant and equipment,
     net of accumulated depreciation              -              -
                                           --------       --------
       Total assets                        $      -       $112,471
                                           ========       ========

   Note payable to related party           $      -       $157,543
   Accounts payable                         251,857        278,021
   Accrued expenses and other
     liabilities                             47,292         69,609
                                           --------       --------
       Total liabilities                   $299,149       $505,173
                                           ========       ========

     In 2004, the note payable due to related party of $157,543 was related to the purchase of a discontinued subsidiary's inventory. In April 2005, the Company settled this matter for $100,000, realizing a gain of $57,543, less income tax of $17,970. The Company paid $75,000 in cash and $25,000 in inventory.

6.  Earnings per share:

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at September 30:
                                                2005            2004
                                                ----            ----
Weighted average number of common
 shares used in basic EPS                    3,978,199       3,784,962
Stock options                                  333,432          41,900
Weighted average number of common            ---------       ---------
 shares used in diluted EPS                  4,311,631       3,826,862
                                             =========       =========
     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7.  Contingencies:

     Legal proceedings

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business. The discontinued operation has had litigation threatened against it with respect to accounts payable. Such entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries. Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

8.  Business Segments:

     The Company had two business segments for three months ended September 30: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.
                                          2005          2004
                                          ----          ----
     Net Sales

          Pharmacies                 $13,272,385   $12,989,359
          Medical                      1,904,064     2,199,252
                                     -----------   -----------
                                     $15,176,449   $15,188,611
                                     ===========   ===========
     Operating income (loss)

          Pharmacies                 $   301,335   $   290,517
          Medical                            656       (25,643)
          Corporate                      (97,666)      (95,503)
                                     -----------   -----------
                                     $   204,325   $   169,371
                                     ===========   ===========
     Identifiable assets

          Pharmacies                 $11,467,398   $11,810,014
          Medical                      1,589,188     1,858,797
          Corporate                      379,566       389,966
                                     -----------   -----------
                                     $13,436,152   $14,058,777
                                     ===========   ===========

   FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Business Segments: continued,

                                          2005          2004
                                          ----          ----
     Capital expenditures

          Pharmacies                 $    95,298   $   173,296
          Medical                              -        26,808
                                     -----------   -----------
                                     $    95,298   $   200,104
                                     ===========   ===========
     Depreciation and Amortization

          Pharmacies                 $   100,169   $   112,115
          Medical                         17,441        21,908
          Corporate                            -         1,112
                                     -----------   -----------
                                     $   117,610   $   135,135
                                     ===========   ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2005 and 2004.

Net Sales. Total sales for the three months ended September 30, 2005 decreased by $12,162 to $15,176,449 from $15,188,611 for the three months ended September 30, 2004.

     The following table shows sales by business segment for the three months ended September 30:

Business Segment                      2005            2004    % increase
                                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $13,272,385     $12,989,359      2.2
Medical                            1,904,064       2,199,252    (13.4)
                                 -----------     -----------
                                 $15,176,449     $15,188,611        -
                                 ===========     ===========

    The pharmacies segment's sales increased $283,026 to $13,272,385 or 2.2% for the three months ended September 30, 2005 as compared to $12,989,359 for the three months ended September 30, 2004. The Company has opened three new locations whose sales are included in the figures for 2005. Two of these locations dispense prescriptions utilizing the 340B program with revenues derived from a fee for each prescription filled. These sales accounted for $224,119 of the increase. The balance of the increase is a mix of increases from some locations and decreases in others. Last year a location was opened to exclusively handle group home business and this has caused a decrease in the locations from which the sales were shifted. Eaton is actively pursuing additional group home business for this location. The Company expects prescription volume to increase as baby boomers approach 65 and as the governmental drug benefits program begins in January of 2006.

    The medical segment's sales decreased $295,188 for the three months ended September 30, 2005 to $1,904,064 or 13.4% as compared to $2,199,252 for the three months ended September 30, 2004. The Maine location's sales decreased $184,641. The main reason for this decline was the closing of the Nevada division in June 2005 due to continuing losses. Sales for the Nevada location were $0 for the three months ended September 30, 2005 as compared to $128,565 for the three months ended September 30, 2004. Over $35,710 was due to continued pressure from regional and national buying groups which are able to command larger discounts from manufacturers and are able to offer on-line purchasing and inventory controls. Also, increased pressure continues from larger competitors who offer lower prices.

Gross Profit Margins. The overall gross profit margins were 23.1% for the three months ended September 30, 2005 as compared to 21.4% for the same
period in 2004.                    15
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Gross Profit Margins, continued

     The following is a table of gross profit margin percentages by business segment for the three months ended September 30:

Business Segment                      2005            2004
                                      ----            ----
Pharmacies                            22.4            20.4
Medical                               28.3            27.6

     The pharmacies segment's gross profit margins increased 2.0% to 22.4% for the three months ended September 30, 2005 as compared to 20.4% for the three months ended September 30, 2004. During the period, dispensing fees increased over $200,000 with no cost of sales resulting in an increase of 2.0% to gross profit margins.

     The medical segment's gross profit margins increased .7% to 28.3% for the three months ended September 30, 2005 as compared to 27.6% for the same period in 2004. This increase was the result of closing our Nevada division which generally had lower gross profit margins and raising prices on the Internet. This segment continues to experience pressure on its gross profit margins as described in the net sales section above.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses increased 7.2% for the three months ended September 30, 2005 to $3,305,695 as compared to $3,082,300 for the three months ended September 30, 2004.

     The following table shows the breakdown by business segment for the three months ended September 30:

Business Segment                      2005            2004    % Increase
                                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $ 2,669,534     $ 2,354,199     13.4
Medical                              538,495         632,598    (14.9)
Corporate                             97,666          95,503      2.3
                                 -----------     -----------
                                 $ 3,305,695     $ 3,082,300      7.2
                                 ===========     ===========
     The pharmacies' selling, general and administrative expenses increased $315,335 to $2,669,534 or 13.4% for the three months ended September 30, 2005 as compared to $2,354,199 for the three months ended September 30, 2004, principally because of three new locations have been opened since September 30, 2004. The increases came from increased labor costs of approximately $172,000, increased advertising by approximately $61,300 resulting from a new campaign for the Waltham location. Rent increased $30,000 because of the addition of three new locations. Store supplies increased approximately
$35,000.                           16
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,

     The medical segment's selling, general and administrative expenses decreased $94,103 or 14.9% to $538,495 for the three months ended September 30, 2005 as compared to $632,598 for the three months ended September 30, 2004. Approximately $27,400 of the decrease was from the closing of the Nevada division in June 2005. Approximately $34,400 of the decrease is directly related to the decrease in sales. The medical segment also had approximately $24,950 in recovery of bad debt expense.

     The Corporate segment's overhead increased by $2,163 or 2.3% to $97,666 for the three months ended September 30, 2005 as compared to $95,503 for the three months ended September 30, 2004. This was due to an increase in compensation expense for stock options issued to employees or non-employee directors due to the Company adopting SFAS No. 123R, share-based payment of $11,938 and a decrease in office salaries of approximately $14,500.

Minority Interest. Minority interest for the pharmacy segment decreased by $5,720 or 15.1% to $32,099 for the three months ended September 30, 2005 as compared to $37,819 for the three months ended September 30, 2004.

Income Tax Expense. Income tax expense increased by $23,400 or 34.4% to $91,400 for the three months ended September 30, 2005 as compared to $68,000 for the three months ended September 30, 2004.

    The following table shows the breakdown of income tax expense by business segment for the three months ended September 30:

Business Segment                      2005            2004    % Increase
                                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $   107,000     $    68,000      57.4
Medical                                6,500               -     100.0
Corporate                            (22,100)              -    (100.0)
                                 -----------     -----------
                                 $    91,400     $    68,000      34.4
                                 ===========     ===========
Liquidity and Capital Resources

     Net cash flows used in operating activities was $650,694 for the three months ended September 30, 2005 as compared to net cash flows provided by operating activities of $957,335 for the three months ended September 30, 2004 The primary uses of cash were to fund operations for our medical and corporate operations and the pharmacies' accounts receivable and inventory.

     Net cash flows used in investing activities was $81,515 for the three months ended September 30, 2005 as compared $192,875 for the three months ended September 30, 2004.
                                   17
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Liquidity and Capital Resources, continued

     Net cash flows used in financing activities was $42,512 for three months ended September 30, 2005 as compared to $46,348 for the three months ended September 30, 2004.

     At September 30, 2005, cash on a consolidated basis was $1,219,184 as compared to $1,993,905 at June 30, 2005. Approximately $926,600 was held by the pharmacies, $262,000 was held by the parent company and $30,500 was held by the medical segment.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, capital expenditures and repayment of debt.

     The medical and corporate segments obtained a $300,000 line of credit which has been renewed until November 2006. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. As of the date of this report, the line of credit has not been used.

     At September 30, 2005, accounts receivable was $4,270,802 as compared to $4,394,637 at June 30, 2005. Accounts receivable has decreased due to increased collections from the pharmacy segment and the medical segment's decrease in sales.

     At September 30, 2005, debt was $172,763 as compared to $215,275 at June 30, 2005. Our debt has decreased due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

  Cash:  Our cash is in checking accounts.
Investment Securities:

Cash as of September 30, 2005 was $1,219,184.

  Debt: Our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at September 30, 2005.

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.
                                  18
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

     However, recently, the discontinued operation has had litigation threatened against it with respect to accounts payable. Such entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened would be material.
Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries.

     It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.













                                   19
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information, continued

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

      The foregoing equity repurchases by the Company during the fiscal quarter ended September 30, 2005 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                             (d)Maximum Number
                                                               (or) Approximate
                                                                  Dollar Value)
                                            c) Total Number of  of Shares that
                                           Shares Purchased as     May Yet Be
                                              Part of Publicly  Purchased Under
For the Period (a)Total Number of (b)Average Price Announced Plans the Plans or
Ended(2005)    Shares Purchased   Paid Per Share    or Programs      Programs
-----------    ----------------   --------------    -----------      --------
July l - 31                0        $ -                0              148,000
August 1 - 31              0        $ -                0              148,000
September 1 - 30           0        $ -                0              148,000

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

Item 4.  Submissions of Matters to a Vote of Security Holders     None

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

                                   20



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  November 14, 2005           By:/s/ Karen L. Wright

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































                                   21
EXHIBIT 31.1

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

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                                   22
 EXHIBIT 31.1, continued

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2005

 /s/ Karen L. Wright
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)










































                                   23
Exhibit 32.1

CERTIFICATION PURSUANT TO   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2005


/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer




















                                   24