Form 10-Q
period 2005-12-31
NYER MEDICAL GROUP INC
filed 2006-02-14
CIK 884647

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005

                                     OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the transition period from                      to

             Commission File Number           000-20175
                                              ---------
                           NYER MEDICAL GROUP, INC.
         (Exact name of registrant as specified in its charter)

               Florida                               01-0469607
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)


             1292 Hammond Street, Bangor, Maine               04401
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

As of February 14, 2006 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005

                                      INDEX


                                                                    Page No.

                          PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements:

           Consolidated Balance Sheets, December 31, 2005
             and June 30, 2005                                            4
           Consolidated Statements of Operations, Three Months
             Ended December 31, 2005 and December 31, 2004                6
           Consolidated Statements of Operations, Six Months
             Ended December 31, 2005 and December 31, 2004                7
           Consolidated Statements of Cash Flows, Six Months
             Ended December 31, 2005 and December 31, 2004                8
           Selected Notes to Consolidated Financial Statements            10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 20

  Item 4.  Controls and Procedures                                       20

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             21
  Item 1A. Risk Factors                                                  21
  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      21
  Item 3.  Defaults Upon Senior Securities                               21
  Item 4.  Submissions of Matters to a Vote of Security Holders          21
  Item 5.  Other Information                                             21
  Item 6.  Exhibits                                                      22

            Signatures                                                   23


Exhibit 31.1   Certification Pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of
the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and
Principal Financial and Accounting Officer                               24


Exhibit 32.1   Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
President, Chief Executive Officer and Chief Financial Officer           25




                                   2

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005


     Certain statements contained in this report are forward-looking in nature These statements are generally identified by the inclusion of phrases such as "we expect", "we anticipate", "we believe", "we estimate" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described in our most recent Annual Report on Form 10-K as filed with Securities and Exchange Commission.

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







































                                   3
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005

                         PART I - Financial Information

Item 1.  Financial Statements:
         --------------------
                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           December 31,       June 30,
                                              2005              2005
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $ 1,378,890       $ 1,993,905
  Accounts receivable, less allowance
   for doubtful accounts of $268,000
   at December 31, 2005 and $233,000
   at June 30, 2005                          4,401,036         4,394,637
  Inventories                                5,944,806         5,758,155
  Prepaid expenses and other current
   assets                                      148,572           258,827
  Assets to be disposed of from
   discontinued operations                           -            22,760
                                           -----------       -----------
      Total current assets                  11,873,304        12,428,284
                                           -----------       -----------
Property, plant and equipment, net           1,384,672         1,308,828
                                            ----------       -----------
Goodwill                                       104,463           104,463
Other intangible assets                        406,599           448,533
Other assets                                    55,195            64,079
                                           -----------       -----------
                                               566,257           617,075
                                           -----------       -----------

      Total assets                         $13,824,233       $14,354,187
                                           ===========       ===========







     See accompanying notes to consolidated financial statements.
                                   4
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           December 31,       June 30,
                                              2005              2005
                                              ----              ----
                                           (Unaudited)

Current liabilities:

  Current portion of long-term debt        $    83,130       $   120,265
  Accounts payable                           3,238,489         3,960,175
  Accrued payroll and related taxes            532,537           508,789
  Accrued expenses and other liabilities       239,271           267,252
  Income taxes payable                          98,633            90,607
  Liabilities to be disposed of from
   discontinued operations                     298,628           319,847
                                           -----------       -----------
            Total current liabilities        4,490,688         5,266,935
                                           -----------       -----------

Long-term debt, net of current
  portion                                       85,387            95,010
                                           -----------       -----------

Minority interest                            1,615,846         1,548,369
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     398               398
  Additional paid-in capital                18,023,190        18,020,444
  Accumulated deficit                      (10,391,277)      (10,576,970)
                                           -----------       -----------

            Total shareholders'
             equity                          7,632,312         7,443,873
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $13,824,233       $14,354,187
                                           ===========       ===========









     See accompanying notes to consolidated financial statements.
                                   5


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                            December 31,   December 31,
                                               2005            2004
                                               ----            ----
Net sales                                 $15,686,684      $15,528,903
Cost of goods sold                         11,902,666       11,958,175
                                          -----------      -----------
  Gross profit                              3,784,018        3,570,728

Selling, general and
 administrative expense                     3,558,630        3,296,285
                                          -----------      -----------
  Operating income                            225,388          274,443
                                          -----------      -----------
Other income (expense):
  Interest expense                             (2,145)          (6,039)
  Interest income                               4,047           12,044
  Other                                         3,634           (1,239)
                                          -----------      -----------
       Total other income                       5,536            4,766
                                          -----------      -----------
Income before income taxes and
  minority interests                          230,924          279,209

Provision for income taxes                    (96,950)        (112,000)

Minority interest expense, net
  of income taxes expense                     (35,378)         (37,463)
                                          -----------      -----------
Net income                                $    98,596      $   129,746
                                          ===========      ===========

Basic income per share:                   $       .03      $       .03
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,784,962
                                          ===========      ===========
Diluted income per share:                 $       .02      $       .03
                                          ===========      ===========
Weighted average common
   shares outstanding, diluted              4,291,645        3,882,444
                                          ===========      ===========




    The accompanying notes are an integral part of the consolidated financial statements.
                                   6
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the six months ended
                                            December 31,   December 31,
                                               2005            2004
                                               ----            ----
Net sales                                 $30,863,133      $30,717,514
Cost of goods sold                         23,569,095       23,895,115
                                          -----------      -----------

  Gross profit                              7,294,038        6,822,399

Selling, general and
 administrative expense                     6,864,325        6,378,585
                                          -----------      -----------
  Operating income                            429,713          443,814
                                          -----------      -----------
Other income (expense):
  Interest expense                             (4,655)         (12,301)
  Interest income                              13,594           22,857
  Other                                         2,868           (5,292)
                                          -----------      -----------
       Total other income                      11,807            5,264
                                          -----------      -----------
Income before income taxes and
  minority interests                          441,520          449,078

Provision for income taxes                   (188,350)        (180,000)

Minority interest expense, net
  of income taxes expense                     (67,477)         (75,282)
                                          -----------      -----------
Net income                                $   185,693      $   193,796
                                          ===========      ===========

Basic income per share:                   $       .05      $       .05
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,784,962
                                          ===========      ===========

Diluted income per share:                 $       .04      $       .05
                                          ===========      ===========
Weighted average common
   shares outstanding, diluted              4,299,988        3,882,444
                                          ===========      ===========
    The accompanying notes are an integral part of the consolidated financial statements.
                                   7
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the six months ended
                                           December 31,   December 31,
                                               2005            2004
                                               ----            ----
Cash flows from operating activities:
  Net income                               $    185,693     $    193,796
  Adjustments to reconcile net income to
   net cash used in operating
   activities:
  Depreciation                                  181,082          214,901
  Amortization                                   41,934           58,603
  Stock-based compensation expense               21,800                -
  Deferred income tax                                 -          136,000
  Minority interest                              67,477           75,282
  Changes in working capital                   (800,688)        (765,596)
                                           ------------     ------------
 Net cash flows used in operating
  activities from continuing
  operations                                   (302,702)         (87,014)

 Net cash flows provided by (used in)
  discontinued activities                         1,541           (2,555)
                                           ------------     ------------
 Net cash flows used in operating
  activities                                   (301,161)         (89,569)
                                           ------------     ------------
Cash flows from investing activities:

 Purchase of property, plant and
   equipment, net                              (267,096)        (322,607)
                                           ------------     ------------
Net cash flows used in investing
   activities                                  (267,096)        (322,607)
                                           ------------      -----------
Cash flows from financing activities:

 Proceeds from issuance of long-term
  debt                                           21,651           17,075
 Payments on long-term debt                     (68,409)        (123,007)
                                           ------------      -----------
 Net cash flows used in financing
  activities                                    (46,758)        (105,932)

                                           ------------      -----------
Net decrease in cash                           (615,015)        (518,108)
Cash at beginning of period                   1,993,905        1,270,082
                                           ------------      -----------
Cash at end of period                      $  1,378,890     $    751,974
                                           ============     ============
     The accompanying notes are an integral part of the consolidated financial statements.
                              continued
                                   8
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the six months ended
                                           December 31,   December 31,
                                               2005            2004
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $     (6,399)    $   (109,606)
  Inventories                                  (186,651)         (84,158)
  Prepaid expenses and other current
   assets                                       110,255          125,824
  Accounts payable                             (721,686)        (669,726)
  Accrued payroll and related taxes              23,748           51,385
  Accrued expenses and other liabilities        (27,981)         (79,315)
  Income tax payable                              8,026                -
                                           ------------     ------------
      Net change                           $   (800,688)    $   (765,596)
                                           ============     ============

  Supplemental disclosures of cash flow information:



                                            For the six months ended
                                           December 31,   December 31,
                                               2005            2004
                                               ----            ----
Cash paid during the period for:

Interest                                   $      4,748     $     13,381
                                           ============     ============Income
taxes                               $    208,815     $     50,000
                                           ============     ============




















                                   9
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     The Company has adopted SFAS No. 123R using the "modified prospective application" and therefore financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company's income before income taxes and net income for the three months ended December 31, 2005 was $9,862 and $5,912 lower, and for the six months ended December 31, 2005 was $21,800 and $13,750 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months and six months ended December 31, 2005 would not have changed if the Company had not adopted SFAS No. 123R.

    The fair value of each option grant at December 31, 2005 is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were no stock options granted for the three months ended December 31, 2005.

     Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123R for the three months ended and six months ended December 31,
2004 is presented below:               Three months ended      Six months ended
                                       December 31, 2004       December 31,2004
                                       -----------------       ----------------
Net income as reported:                      $ 129,746               $ 193,796
Add: Total stock-based compensation expense
 determined under fair value based method
 for all awards, net of taxes                    (4,044)                 (8,540)
                                             ----------              ----------
Pro forma net income                          $ 125,702               $ 185,256
                                              =========               =========
Basic and diluted income per share:
As reported                                       $ .03                   $ .05
                                                  =====                   =====
Pro forma                                         $ .03                   $ .05
                                                  =====                   =====
                                   10
      FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31,
2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The minority shareholders of D.A.W. have employment agreements which expire in August 2006. At that time, these employees have the right to require the Company to purchase all or any portion of their shares of D.A.W.

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

     3. There is also no assurance that D.A.W. will be able to renew the other leases at terms acceptable to management.
     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
                                   11
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Other Intangible Assets:

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

    December 31, 2005    Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $241,214      $286,786
    Non-compete agreements    3-5        750,100       630,287       119,813
                                      ----------      --------      --------
        Totals                        $1,278,100      $871,501      $406,599
                                      ==========      ========      ========

    June 30, 2005        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists         15     $  528,000      $223,826      $304,174
    Non-compete agreements    3-5        750,100       605,741       144,359
                                      ----------      --------      --------
        Totals                        $1,278,100      $829,567      $448,533
                                      ==========      ========      ========
    Aggregate amortization expense for the six months ended December 31, 2005 and 2004 was $41,934 and $58,603, respectively.

     Based on the balance of intangible assets at December 31, 2005, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

                 Year                        Amortization amount
                 ----                         -------------------
                 2006 (remaining six months)      $ 58,066
                 2007                               83,000
                 2008                               83,000
                 2009                               71,000
                 2010                               35,000
                 Thereafter                         76,533
                                                  --------
                                                  $406,599
                                                  ========

5.  Discontinued operations:

     The following table of liabilities of discontinued operations (fire and police segment) at December 31:

                                            2005
                                            ----
   Accounts payable                       $251,852
   Accrued expenses and other
     liabilities                            46,776
                                         --------
       Total liabilities                 $298,628
                                         ========

                                   12


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Earnings per share:

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at December 31:
                               Three months ended     Six months ended
                                  December 31,          December 31,
                               2005       2004        2005        2004
                               ----       ----        ----        ----
Weighted average number of
 common shares used in basic
 EPS                          3,978,199   3,784,962   3,978,199   3,784,962
Stock options                   313,446      97,482     321,789      97,482
                              ---------   ---------   ---------   ---------
Weighted average number of
 common shares used in
 diluted EPS                  4,291,645   3,882,444   4,299,988   3,882,444
                              =========   =========   =========   =========
     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

7.  Contingencies:

     Legal proceedings

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business. The discontinued operation has had litigation threatened against it with respect to amounts owed in accounts payable. Such entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries. Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

8.  Business Segments:

     The Company had two business segments for three months ended September 30: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach, which analyzes segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

     Net Sales
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2005         2004              2005          2004
                         ----         ----              ----          ----
      Pharmacies     $13,751,653   $13,303,086      $27,024,038   $26,292,445
      Medical          1,935,031     2,225,817        3,839,095     4,425,069
                     -----------   -----------      -----------   -----------
                     $15,686,684   $15,528,903      $30,863,133   $30,717,514
                     ===========   ===========      ===========   ===========
                                   13
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Business Segments, continued

     Operating income (loss)
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2005         2004              2005          2004
                         ----         ----              ----          ----
      Pharmacies     $   324,441   $   372,179      $   625,776   $   662,696
      Medical             73,194        63,498           73,850        37,855
      Corporate         (172,247)     (161,234)        (269,913)     (256,737)
                     -----------   -----------      -----------   -----------
                     $   225,388   $   274,443      $   429,713   $   443,814
                     ===========   ===========      ===========   ===========
     Identifiable assets
                                                            December 31,
                                                        2005          2004
                                                        ----          ----
      Pharmacies                                    $11,706,890   $11,172,372
      Medical                                         1,853,280     1,828,486
      Corporate                                         264,063       267,184
                                                    -----------   -----------
                                                    $13,824,233   $13,268,042
                                                    ===========   ===========
     Capital expenditures

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2005         2004              2005          2004
                         ----         ----              ----          ----
      Pharmacies     $   164,067   $   129,732       $   244,816   $   295,799
      Medical             22,280             -            22,280        26,808
                     -----------   -----------       -----------   -----------
                     $   186,347   $   129,732       $   267,096   $   322,607
                     ===========   ===========       ===========   ===========

     Depreciation and Amortization

                         Three months ended              Six months ended
                            December 31,                   December 31,
                     2005         2004              2005          2004
                     ----         ----              ----          ----

      Pharmacies     $    88,954   $   119,438        $   189,123   $   231,553
      Medical             16,452        18,758             33,893        40,666
      Corporate                -           173                  -         1,285
                     -----------   -----------        -----------   -----------
                     $   105,406   $   138,369        $   223,016   $   273,504
                      ===========   ===========       ===========   ===========


                                   14

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended and the six months ended December 31, 2005 and 2004.

Net Sales. Total sales for the three months ended December 31, 2005 increased by $157,781 to $15,686,684 from $15,528,903 for the three months ended December 31, 2003. Total sales for the six months ended December 31, 2005 increased by $145,619 to $30,863,133 from $30,717,514 for the six months ended December 31, 2004.

     The following table shows sales by business segment for the three months ended and the six months ended December 31:

Business Segment

                Three months ended                   Six months ended
                  December 31,                          December 31,
               2005          2004      %          2005          2004      %
               ----          ----      -          ----          ----  -
Pharmacies  $13,751,653  $13,303,086    3.4   $27,024,038  $26,292,445   2.8
Medical       1,935,031     2,225,817 (13.1)    3,839,095    4,425,069  (13.2)
            -----------   -----------          -----------  -----------
            $15,686,684  $15,528,903    1.0   $30,863,133  $30,717,514     .5
            ===========  ===========          ===========  ===========
    The pharmacies segment's sales increased $448,567 to $13,751,653 or 3.4% for the three months ended December 31, 2005 as compared to $13,303,086 for the three months ended December 31, 2004. In fiscal 2005, three new locations were opened. Two of these locations dispense prescriptions utilizing the 340B program with revenues derived from a fee for each prescription filled. Dispensing fee revenues accounted for an increase of approximately $252,019. Last year a location was opened exclusively to handle group home business and sales were shifted to this location. Eaton is actively pursuing additional group home business for this location. The Company expects prescription volume to increase as baby boomers approach 65 and as the governmental drug benefits program begins in January of 2006. Eaton believes its advertising campaign the past few years has succeeded in generating increased sales. Prescription volume in December 2005 was the highest in Eaton's history.

     The pharmacies segment's sales increased $731,593 to $27,024,038 or 2.8% for the six months ended December 31, 2005 as compared to $26,292,445 for the six months ended December 31, 2004. Dispensing fee revenues accounted for an increase of approximately $476,000. The reasons for the increased sales are as stated above.

    The medical segment's sales decreased $290,786 for the three months ended December 31, 2005 to $1,935,031 or 13.1% as compared to $2,225,817 for the three months ended December 31, 2004. Sales decreased for the three months ended December 31, 2005 due to zero Nevada sales as compared to $139,000 for the same period ended December 31, 2004, as the Nevada location was closed in June 2005. Internet sales decreased approximately $112,000 due to lower equipment sales in 2005 as prices were increased for equipment because of unprofitable sales. Additionally, the medical segment continues to be pressured by regional and national buying groups which are able to command larger discounts from manufacturers and are able to offer on-line purchasing, inventory controls and larger competitors who offer lower prices. In order to offset the decline in sales, we are focusing on improving our gross profit margins and better service to our customers. We have hired a new salesman for the Vermont territory.

                                   15
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Net Sales, continued

     The Company is initiating a program to accelerate sales of slow moving inventories. If items have not sold within six months, they are tracked individually and a three pronged attack is instituted. The item is placed on "special" sale at a price to cover the cost, handling and freight. All sales personnel are notified of the "special". At the same time, the "special" is placed prominently on the Internet web site. Additionally, the vendor is contacted to determine if the merchandise can be returned for credit.

     The medical segment's sales decreased $585,974 for the six months ended December 31, 2005 to $3,839,095 or 13.2% as compared to $4,425,069 for the six months ended December 31, 2004. The reasons for the decline are as stated above.

Gross Profit Margins

Gross Profit Margins. The overall gross profit margins were 24.1% for the three months ended December 31, 2005 as compared to 23.0% for the same period in 2004. The overall gross profit margins were 23.6% for the six months ended December 31, 2005 as compared to 22.2% for the same period in 2004.

     The following is a table of gross profit margin percentages by business segment for the three months ended and six months ended December 31:

Business Segment
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2005         2004              2005          2004
                         ----         ----              ----          ----
    Pharmacies            23.2%       21.7%              22.8%         21.0%
    Medical               30.9%       31.5%              29.6%         29.3%

     The pharmacies segment's gross profit margins increased 1.5% to 23.2% for the three months ended December 31, 2005 as compared to 21.7% for the three months ended December 31, 2004. During the period, dispensing fees increased over $252,000 with no cost of sales resulting in an increase to gross profit margins of 2.3%.

     The pharmacies segment's gross profit margins increased 1.8% to 22.8% for the six months ended December 31, 2005 as compared to 21.0% for the six months ended December 31, 2004. During the period, dispensing fees increased

                                   16

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Gross Profit Margins, continued

over $475,000 with no cost of sales resulting in an increase to gross profit margins of 2.3%.

    The medical segment's gross profit margins decreased .6% to 30.9% for the three months ended December 31, 2005 as compared to 31.5% for the same period in 2004, due to continued pressure from regional and national buying groups are able to command larger discounts from manufacturers, are able to offer on-line purchasing and inventory controls. Also, increased pressure continues from larger competitors who offer lower prices. The medical segment is concentrating on raising our gross profit margins as described in the net sales section.

     The medical segment's gross profit margins decreased .3% to 29.6% for the six months ended December 31, 2005 as compared to 29.6% for the same period in 2004. This segment continues to experience pressure on its gross profit margins as described above.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expense increased $262,345 or 8.0% for the three months ended December 31, 2005 to $3,558,630 as compared to $3,296,285 for the three months ended December 31, 2004. Consolidated selling, general and administrative expense increased $485,740 or 7.6% for the six months ended December 31, 2005 to $7,294,038 as compared to $6,822,399 for the six months ended December 31, 2004.

     The following table shows the breakdown by business segment for the three months ended and the six months ended December 31:
Business Segment

               Three months ended                Six months ended
                 December 31,                        December 31,
               2005          2004       %         2005          2004      %
               ----          ----       -         ----          ----      -
Pharmacies  $ 2,862,598   $ 2,513,932  13.9    $ 5,532,132   $ 4,868,131  13.6
Medical         523,786       621,118 (15.7      1,062,281     1,253,716 (15.3)
Corporate       172,246       161,235   5.1        269,912       256,738   6.8
            -----------   -----------          -----------   -----------
            $ 3,558,630   $ 3,296,285  8.0%    $ 6,864,325   $ 6,378,585   7.6%
            ===========   ===========          ===========   ===========

     The pharmacies' selling, general and administrative expense increased $348,666 to $2,862,598 or 13.9% for the three months ended December 31, 2005 as compared to $2,513,932 for the three months ended December 31, 2004, principally because three new locations have been opened since December 31, 2004. The increase resulted from higher labor costs of approximately $169,000, increased advertising of approximately $84,300 (a new campaign for the Waltham location and advertising of the new Medicare Part D Plan effective January 1,
2006). Rent and associated expenses increased $16,000. Dues, subscriptions and employee education increased $28,270 mainly due to the new Medicare Part
D Plan. Equipment rental increased approximately $10,400. Insurance expense increased $6,800.

     The pharmacies' selling, general and administrative expense increased
                                   17

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,
Results of Operations: continued,

Selling, General and Administrative Expense, continued

$664,001 to $5,532,132 or 13.6% for the six months ended December 31, 2005 as compared to $4,868,131 for the six months ended December 31, 2004, principally because three new locations have been opened since December 31, 2004. Labor costs increased approximately $341,300. A portion of the increase resulted from the opening of 3 new locations, increased advertising by approximately $145,600 (a new campaign for the Waltham location and advertising of the new Medicare Part D Plan effective January 1, 2006). Rent and associated expenses increased $56,260. Dues, subscriptions and employee education increased $67,575 mainly due to the new Medicare Part D Plan. Equipment rental increased approximately $12,600. Insurance expense increased $24,800.

     The medical segment's selling, general and administrative expense decreased $97,332 or 15.7% to $523,786 for the three months ended December 31, 2005 as compared to $621,118 for the three months ended December 31, 2004. Approximately $37,400 of the decrease resulted from the closing of the Nevada location in June 2005. Approximately $44,000 of the decrease was salesmen's commission expense and reduced sales personnel. The medical segment recovered approximately $14,800 of bad debt expense.

     The medical segment's selling, general and administrative expense decreased $191,435 or 15.3% to $1,062,281 for the six months ended December 31, 2005 as compared to $1,253,716 for the six months ended December 31, 2004. Approximately $64,800 of the decrease was from the closing of the Nevada location in June 2005. Approximately $78,400 of the decrease was salesmen's commission expense and reduced sales personnel. The medical segment recovered approximately $39,750 of bad debt expense.

     The Corporate segment's overhead increased by $11,011 or 6.8% to $172,246 for the three months ended December 31, 2005 as compared to $161,235 for the three months ended December 31, 2004, due to an increase in compensation expense for stock options issued to employees or non-employee directors and increased legal and accounting fees.

     The Corporate segment's overhead increased by $13,174 or 5.1% to $269,912 for the six months ended December 31, 2005 as compared to $256,738 for the six months ended December 31, 2004. This was due to an increase in compensation expense for stock options issued to employees or non-employee directors and an increase in legal and accounting fees. Decreases in public relations and stock related expenses, a decrease in office salaries, and directors' and officers' insurance.

Minority Interest. Minority interest for the pharmacy segment decreased by $2,085 or 5.6% to $35,378 for the three months ended December 31, 2005 as compared to $37,463 for the three months ended December 31, 2004.

Minority interest for the pharmacy segment decreased by $7,805 or 10.4% to $67,477 for the six months ended December 31, 2005 as compared to $75,282 for the six months ended December 31, 2004.
                                   18

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Income Tax Expense

Income Tax Expense. Income tax expense decreased by $15,050 or 22.1% to $96,950 for the three months ended December 31, 2005 as compared to $120,000 for the three months ended December 31, 2004. Income tax expense increased by $8,350 or 5.0% to $188,350 for the six months ended December 31, 2005 as compared to $180,000 for the six months ended December 31, 2004.

    The following table shows the breakdown of income tax expense by business segment for the three months ended and the six months ended December 31:

Business Segment

                   Three months ended                Six months ended
                     December 31,                      December 31,
                  2005          2004      %        2005          2004      %
                  ----          ----      -        ----          ----      -

Pharmacies  $   120,100   $   171,000 (29.8)   $   227,100   $   239,000   (5.0)
Medical          23,700        19,000  24.7         30,200        19,000   58.9
Corporate       (46,850)      (78,000) 39.9        (68,950)      (78,000)  11.6
            -----------   -----------          -----------   -----------
            $    96,950   $   112,000 (22.1)   $   188,350   $   180,000    5.0
            ===========   ===========          ===========   ===========

Liquidity and Capital Resources

     Net cash flows used in operating activities was $301,161 for the six months ended December 31, 2005 as compared to net cash flows used in operating activities of $89,569 for the six months ended December 31, 2004. The primary uses of cash were to fund operations.

     Net cash flows used in investing activities was $267,096 for the six months ended December 31, 2005 as compared $322,607 for the six months ended December 31, 2004. The decrease was due to the investing in property, plant and equipment for the three new locations in 2004.

     Net cash flows used in financing activities was $46,758 for six months ended December 31, 2005 as compared to $105,932 for the six months ended December 31, 2004. The decrease was due to the Company continuing to pay down debt.

     At December 31, 2005, cash on a consolidated basis was $1,378,890 as compared to $1,993,905 at June 30, 2005. Approximately $993,000 was held by the pharmacies, $162,895 was held by the Parent and $223,000 was held by the medical segment. The main use of cash was to pay down accounts payable.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, capital expenditures and repayment of debt.

                                   19
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

     At December 31, 2005, accounts receivable, net of the allowance for doubtful accounts, was $4,401,036 as compared to $4,394,637 at June 30, 2005, the increase resulted in increased sales from the pharmacy segment.

     At December 31, 2005, debt was $168,517 as compared to $215,275 at June 30, 2005. Our debt has decreased due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in interest rates, foreign currency exchange rates, commodities prices or other relevant market rates or prices over a selected period of time.

Please note that we do not have any interest bearing investments and our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at December 31, 2005.

Item 4.  Controls and Procedures

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is operating in an effective manner.
                                   20

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk, continued

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

     However, recently, the discontinued operation has had litigation threatened against it with respect to amounts owed in accounts payable. Such entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries.

     It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

Item 1A.  Risk Factors

     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended December 31, 2005 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                             (d)Maximum Number
                                                               (or) Approximate
                                                                  Dollar Value)
                                            c) Total Number of  of Shares that
                                           Shares Purchased as     May Yet Be
                                              Part of Publicly  Purchased Under
For the Period (a)Total Number of (b)Average Price Announced Plans the Plans or
Ended(2005)    Shares Purchased   Paid Per Share    or Programs      Programs
-----------    ----------------   --------------    -----------      --------
October 1- 31              0        $ -                0              148,000
November 1-30              0        $ -                0              148,000
December 1 - 31            0        $ -                0              148,000

     On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company's outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan. As of the date of this report, the plan has not been terminated.

                                   21

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           PART II - Other Information, continued

Item 3.  Defaults Upon Senior Securities                          None

Item 4.  Submissions of Matters to a Vote of Security Holders     None

Item 5.  Other Information

              The Company currently believes that it will hold its 2005 annual meeting of shareholders on a date that is more than 30 days later than its 2004 annual meeting of shareholders. Any shareholder desiring to submit a proposal for action at the 2005 annual meeting of shareholders and presentation in the Company's proxy statement with respect to such meeting should arrange for such proposal to be delivered to the Company so that such proposal is received by the Company at its principal place of business in a reasonable amount of time prior to when the Company begins to print and mail its proxy materials. The Company will use its best efforts to make a public announcement of the date of the 2005 annual meeting of shareholders as soon as practicable after the Company has determined such date.

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









                                   22






FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  February 14, 2006           By:/s/ Karen L. Wright

                                     Karen L. Wright, President,
                                     Principal Executive Officer,
                                     Chief Executive Officer,
                                     Principal Financial and Accounting
                                     Officer and Chief Financial
                                     Officer






                                  23
EXHIBIT 31.1

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




Date:  February 14, 2006


/s/ Karen L. Wright
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)









                                   24































Exhibit 32.1

CERTIFICATION PURSUANT TO   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2006


/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer



















                                   25