Form 10-Q
period 2006-03-31
NYER MEDICAL GROUP INC
filed 2006-05-15
CIK 884647

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer _ Accelerated filer _ Non-accelerated filer x

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).         Yes _     No  x

As of May 15, 2006, there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.





 FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006

                                  INDEX
                                  -----

                                                                    Page No.
                                                                    -------
                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 31, 2006 and
             June 30, 2005                                                 4
           Consolidated Statements of Operations, Three Months
             Ended March 31, 2006 and March 31, 2005                       6
           Consolidated Statements of Operations, Nine Months
             Ended March 31, 2006 and March 31, 2005                       7
           Consolidated Statements of Cash Flows, Nine Months
             Ended March 31, 2006 and March 31, 2005                       8
           Selected Notes to Consolidated Financial Statements            10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          17

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                  23

  Item 4.  Controls and Procedures                                      23-24

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                              24
  Item 1A. Risk Factors                                                   25
  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                       25
  Item 3.  Defaults Upon Senior Securities                                25
  Item 4.  Submissions of Matters to a Vote of Security Holders           25
  Item 5.  Other Information                                              25
  Item 6.  Exhibits                                                     25-26

            Signatures                                                    27


Exhibit 31.1   Certification Pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of
the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and
Principal Financial and Accounting Officer                              28-29


Exhibit 32.1   Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
President, Chief Executive Officer and Chief Financial Officer            30




                                   2
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006


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





































                                   3


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006

                         PART I - Financial Information

Item 1.  Financial Statements:
         --------------------

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            March 31,         June 30,
                                              2006              2005
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $   635,773       $ 1,993,905
  Accounts receivable, less allowance
   for doubtful accounts of $278,000
   at March 31, 2006 and $233,000
   at June 30, 2005                          4,907,768         4,394,637
  Inventories                                5,967,041         5,758,155
  Prepaid expenses and other current
   assets                                      186,601           258,827
  Assets to be disposed of from
   discontinued operations                           -            22,760
                                           -----------       -----------

      Total current assets                  11,697,183        12,428,284
                                           -----------       -----------

Property, plant and equipment, net           1,378,690         1,308,828
                                           -----------       -----------



Goodwill                                       104,463           104,463
Other intangible assets                        385,632           448,533
Other assets                                    52,617            64,079
                                           -----------       -----------

                                               542,712           617,075
                                           -----------       -----------

      Total assets                         $13,618,585       $14,354,187
                                           ===========       ===========






     See accompanying notes to consolidated financial statements.
                                   4

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,         June 30,
                                              2006              2005
                                              ----              ----

                                           (Unaudited)

Current liabilities:


  Current portion of long-term debt        $    70,659       $   120,265
  Accounts payable                           2,943,173         3,960,175
  Accrued payroll and related taxes            534,137           508,789
  Accrued expenses and other liabilities       311,186           267,252
  Income taxes payable                               -            90,607
  Liabilities to be disposed of from
   discontinued operations                     298,628           319,847
                                           -----------       -----------


            Total current liabilities        4,157,783         5,266,935
                                           -----------       -----------

Long-term debt, net of current
  portion                                       70,798            95,010
                                           -----------       -----------

Minority interest                            1,646,769         1,548,369
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     398               398
  Additional paid-in capital                18,033,052        18,020,444
  Accumulated deficit                      (10,290,216)      (10,576,970)
                                           -----------       -----------

            Total shareholders'
             equity                          7,743,235         7,443,873
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $13,618,585       $14,354,187
                                           ===========       ===========






     See accompanying notes to consolidated financial statements.
                                   5

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                              March 31,       March 31,
                                               2006            2005
                                               ----            ----

Net sales                                 $15,755,900      $15,114,121
Cost of goods sold                         11,912,352       11,728,386
                                          -----------      -----------

  Gross profit                              3,843,548        3,385,735

Selling, general and
 administrative expense                     3,631,887        3,289,641
                                          -----------      -----------

  Operating income                            211,661           96,094
                                          -----------      -----------
Other income (expense):
  Interest expense                             (1,712)          (4,466)
  Interest income                               8,218           16,762
  Other                                        51,437            4,451
                                          -----------      -----------

       Total other income                      57,943           16,747
                                          -----------      -----------

Income before income taxes and
  minority interests                          269,604          112,841
Provision for income taxes                   (137,620)         (69,000)
Minority interest expense, net
  of income taxes expense                     (30,923)         (26,687)
                                          -----------      -----------

Net income                                $   101,061      $    17,154
                                          ===========      ===========

Basic income per share:                   $       .03      $       .01
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,784,962
                                          ===========      ===========

Diluted income per share:                 $       .02      $         -
                                          ===========      ===========
Weighted average common
   shares outstanding, diluted              4,278,514        4,098,041
                                          ===========      ===========



    The accompanying notes are an integral part of the consolidated financial statements.
                                   6
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the nine months ended
                                             March 31,       March 31,
                                               2006            2005
                                               ----            ----

Net sales                                 $46,619,033      $45,831,635
Cost of goods sold                         35,481,447       35,623,501
                                          -----------      -----------

   Gross profit                            11,137,586       10,208,134

Selling, general and
 administrative expense                    10,496,212        9,668,226
                                          -----------      -----------

  Operating income                            641,374          539,908
                                          -----------      -----------
Other income (expense):
  Interest expense                             (6,367)         (16,767)
  Interest income                              21,812           39,619
  Other                                        54,305             (841)
                                          -----------      -----------

       Total other income                      69,750           22,011
                                          -----------      -----------

Income before income taxes and
  minority interests                          711,124          561,919

Provision for income taxes                   (325,970)        (249,000)

Minority interest expense, net
  of income taxes expense                     (98,400)        (101,969)
                                          -----------      -----------

Net income                                $   286,754      $   210,950
                                          ===========      ===========

Basic income per share:                   $       .07      $       .06
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,784,962
                                          ===========      ===========

Diluted income per share:                 $       .07      $       .05
                                          ===========      ===========
Weighted average common
   shares outstanding, diluted              4,293,053        3,970,238
                                          ===========      ===========

    The accompanying notes are an integral part of the consolidated financial statements.
                                   7
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                              For the nine months ended
                                              March 31,       March 31,
                                                2006            2005
                                                ----            ----
Cash flows from operating activities:
  Net income                               $    286,754     $    210,950
  Adjustments to reconcile net income to
   net cash used in operating
   activities:
  Depreciation                                  306,755          329,196
  Amortization                                   62,901           79,572
  Stock-based compensation expense               31,662                -
  Deferred income tax                                 -          136,000
  Minority interest                              98,400          101,969
  Changes in working capital                 (1,688,118)        (381,509)
                                           ------------     ------------
 Net cash flows (used in) provided by
  operating activities from continuing
  operations                                   (901,646)         476,178

Cash flows from investing activities:

 Purchase of property, plant and
   equipment, net                              (384,269)        (384,846)
                                           ------------     ------------
Net cash flows used in investing
   activities                                  (384,269)        (384,846)
                                           ------------     ------------
Cash flows from financing activities:

 Proceeds from issuance of long-term
  debt                                           21,651           17,075
 Payments on long-term debt                     (95,409)        (179,225)
                                           ------------     ------------
Net cash flows used in financing
  activities                                    (73,758)        (162,150)
                                           ------------     ------------
Net cash flows provided by (used in)
  discontinued activities:
    Operating activities                          1,541           (2,555)
                                           ------------     ------------

Net decrease in cash                         (1,358,132)         (73,373)

Cash at beginning of period                   1,993,905        1,270,082
                                           ------------     ------------

Cash at end of period                      $    635,773     $  1,196,709
                                           ============     ============
     The accompanying notes are an integral part of the consolidated financial statements.
                             continued
                                   8
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                              For the nine months ended
                                             March 31,        March 31,
                                               2006             2005
                                               ----             ----
 Changes in working capital:

  Accounts receivable                      $   (513,131)    $     (2,558)
  Inventories                                  (208,886)        (407,553)
  Prepaid expenses and other current
   assets                                        72,226          111,289
  Accounts payable                           (1,017,002)           7,061
  Accrued payroll and related taxes              25,348          (12,436)
  Accrued expenses and other liabilities         43,934          (77,312)
  Income tax payable                            (90,607)               -
                                           ------------     ------------

      Net change                           $ (1,688,118)    $   (381,509)
                                           ============     ============

  Supplemental disclosures of cash flow information:



                                              For the nine months ended
                                              March 31,      March 31,
                                                2006           2005
                                                ----           ----
Cash paid during the period for:

Interest                                   $      6,460     $     13,626
                                           ============     ============


Income taxes                               $    377,019     $    125,000
                                           ============     ============

















                                   9
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Accounting Policies:
   -------------------
Basis of Presentation

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

Revisions

     The Company revised its consolidated statements of cash flows for the three months ended March 31, 2005 to separately disclose the operating, financing and investing portions of the cash flows attributable to discontinued operations. The Company previously reported these amounts on a combined basis in its quarterly report on Form 10-Q for the quarter ended March 31, 2005.

2.  Stock Based Compensation:
    ------------------------
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at an amount determined by the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

     The Company adopted SFAS No. 123R using the "modified prospective application" and therefore financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company's income before income taxes and net income for the three months ended March 31, 2006 was $9,862 and $5,912 lower, and for the nine months ended March 31, 2006 was $31,662 and $19,662 lower than if it had continued to account for share-based compensation under APB No. 25. If the Company had not adopted SFAS No. 123R, basic earnings per share for the three months ended March 31, 2006 would have remained unchanged and diluted earnings per share would have increased $.01. The nine months ended March 31, 2006 basic earnings per share would have increased $.01 and diluted earnings per share would have remained unchanged.


                                   10
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.  Stock Based Compensation, continued
    ------------------------

     The fair value of each option grant at March 31, 2005 is estimated on the date of each grant using the Black-Scholes option-pricing model and amortized ratably over the option's vesting periods. There were 36,000 stock options granted for the three months ended March 31, 2005.

     Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123R for the three months ended and nine months ended March 31, 2005 is presented below:
                                       Three months ended     Nine months ended
                                         March 31, 2005         March 31,2005
                                         --------------         -------------
Net income as reported:                     $  17,154              $ 210,950
Add: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
 taxes                                         (3,025)               (11,565)
                                            ---------              ---------
Pro forma net income                        $  14,129              $ 199,385
                                            =========              =========
Basic income (loss) per share:
As reported                                     $ .01                  $ .06
                                                =====                  =====

Pro forma                                       $   -                  $ .05
                                                =====                  =====
Diluted income (loss) per share:
As reported                                     $   -                  $ .05
                                                =====                  =====

Pro forma                                       $   -                  $ .05
                                                =====                  =====
3.  Restricted Assets and Uncertainties
    -----------------------------------

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

                                   11
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Restricted Assets and Uncertainties, continued
    -----------------------------------

     The minority shareholders of D.A.W. have employment agreements which expire in August 2006. At that time, these employees have the right to require the Company to purchase all or any portion of their shares of D.A.W.

     The Company and the minority shareholders are presently attempting to negotiate employment agreements and/or a buy out agreeable to all parties. There is no assurance that the Company will be able to successfully negotiate employment agreements and/or raise the capital necessary to buy out the minority shareholders. Should an agreement not be reached, the Company will be faced with a number of uncertainties:

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

4.  Other Intangible Assets:
    -----------------------

    Following is a summary of the Company's amortizable intangible assets relating to the Pharmacy segment at:

    March 31, 2006       Amortization               Accumulated
    --------------       Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---

    Prescription lists         15     $  528,000      $249,908      $278,092
    Non-compete agreements    3-5        750,100       642,560       107,540
                                      ----------      --------      --------
        Totals                        $1,278,100      $892,468      $385,632
                                      ==========      ========      ========







                                   12
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Other Intangible Assets: continued
    -----------------------

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
                                      ==========      ========      ========

    Aggregate amortization expense for the nine months ended March 31, 2006 and 2005 was $62,901 and $79,572, respectively.

     Based on the balance of intangible assets at March 31, 2006, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

                 Year                        Amortization amount
                 ----                        -------------------
                 2006 (remaining three months)    $ 20,967
                 2007                               83,000
                 2008                               83,000
                 2009                               71,000
                 2010                               35,000
                 2011                               35,000
                 Thereafter                         57,665
                                                  --------
                                                  $385,632
                                                  ========

5.  Discontinued operations:
    -----------------------


     The following were liabilities of discontinued operations (fire and police segment) at March 31:

                                           2006
                                           ----
   Accounts payable                      $251,852
   Accrued expenses and other
     liabilities                           46,776
                                         --------
       Total liabilities                 $298,628
                                         ========


                                   13

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Earnings per share:
    ------------------

     The following data show the amounts used in computing earnings per share and the weighted average number of shares of diluted potential common stock at March 31:
                               Three months ended      Nine months ended
                                   March 31,              March 31,
                                2006       2005        2006        2005
                                ----       ----        ----        ----
Weighted average number of
 common shares used in basic
 EPS                          3,978,199   3,784,962   3,978,199   3,784,962
Stock options                   300,315     313,079     314,854     185,276
                              ---------   ---------   ---------   ---------
Weighted average number of
 common shares used in
 diluted EPS                  4,278,514   4,098,041   4,293,053   3,970,238
                              =========   =========   =========   =========

     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

7.  Contingencies:
    -------------

     Legal proceedings
     -----------------

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     In April, 2006, a former employee of the pharmacy segment filed a Civil Action in the United States District Court District of Massachusetts against the pharmacy segment. The former employee additionally filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination against both the pharmacy segment and an officer of the pharmacy segment.

     The Civil Action alleges the pharmacy segment has inappropriately classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act. The Charge of Discrimination alleges that the former employee was subjected to discrimination that caused the employee constructive termination.

     The likelihood of success of these litigation matters has not yet been determined. At this time, the Company can not determine if the above litigation matters are material.



                                   14
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Contingencies: continued
    -------------

     Legal proceedings, continued
     -----------------

     Anton Investments, Inc. and Conway Associates, Inc. has had litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters.

     The Company does not believe that the dollar amount of possible damages with respect to the preceding paragraph regarding the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries.

     Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

8. Subsequent Event:
   -----------------

     On April 23, 2006, the pharmacy segment purchased the tangible personal property of a pharmacy as well as the good-will, going-concern value and prescription files and records for $810,249. On April 23, 2006, the pharmacy segment executed a promissory note in the amount of the $410,249, which is payable in 36 monthly installments at 6% annual interest. The balance of the purchase price was paid in cash.

9.  Business Segments:
    -----------------

     The Company had two business segments for three months ended September 30: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach, which analyzes segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

     Net Sales
                         Three months ended             Nine months ended
                              March 31,                     March 31,
                         2006        2005              2006          2005
                         ----        ----              ----          ----
      Pharmacies     $13,999,485   $13,136,360      $41,023,523   $39,428,805
      Medical          1,756,415     1,977,761        5,595,510     6,402,830
                     -----------   -----------      -----------   -----------

                     $15,755,900   $15,114,121      $46,619,033   $45,831,635
                     ===========   ===========      ===========   ===========


                                   15
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Business Segments, continued
    -----------------

     Operating income (loss)

                         Three months ended             Nine months ended
                              March 31,                     March 31,
                         2006        2005              2006          2005
                         ----        ----              ----          ----

      Pharmacies     $   290,696   $   278,401      $   916,472   $   941,097
      Medical             47,914       (24,035)         121,764        13,820
      Corporate         (126,949)     (158,272)        (396,862)     (415,009)
                     -----------   -----------      -----------   -----------

                     $   211,661   $    96,094      $   641,374   $   539,908
                     ===========   ===========      ===========   ===========

     Identifiable assets
                                                              March 31,
                                                        2006          2005
                                                        ----          ----

      Pharmacies                                    $11,948,217   $11,771,881
      Medical                                         1,477,008     1,855,741
      Corporate                                         193,360       243,010
                                                    -----------   -----------

                                                    $13,618,585   $13,870,632
                                                    ===========   ===========

     Capital expenditures

                         Three months ended             Nine months ended
                              March 31,                     March 31,
                         2006        2005              2006          2005
                         ----        ----              ----          ----

      Pharmacies     $   113,942   $    61,198      $   358,758   $   358,038
      Medical              3,231             -           25,511        26,808

                     -----------   -----------      -----------   -----------
                     $   117,173   $    61,198      $   384,269   $   384,846
                     ===========   ===========      ===========   ===========



                                   16





FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Business Segments, continued
    -----------------

     Depreciation and Amortization

                         Three months ended             Nine months ended
                              March 31,                     March 31,
                         2006        2005              2006          2005
                         ----        ----              ----          ----


      Pharmacies     $   125,598   $   116,950        $   314,721   $   348,503
      Medical             21,042        18,156             54,935        58,822
      Corporate                -           158                  -         1,443
                     -----------   -----------        -----------   -----------

                     $   146,640   $   135,264        $   369,656   $   408,768
                     ===========   ===========        ===========   ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended and the nine months ended March 31, 2006 and 2005.

Net Sales. Total sales for the three months ended March 31, 2006 increased by $641,779 to $15,755,900 or 4.2% from $15,114,121 for the three months ended
March 31, 2005. Total sales for the nine months ended March 31, 2006 increased by $787,398 to $46,619,033 or 1.7% from $45,831,635 for the nine months ended
March 31, 2005.

     The following table shows sales by business segment for the three months ended and the nine months ended March 31:

Business Segment
----------------
                Three months ended                  Nine months ended
                     March 31,                          March 31,
               2006          2005      %          2006          2005      %
               ----          ----      -          ----          ----      -

Pharmacies  $13,999,485  $13,136,360   6.6    $41,023,523  $39,428,805    4.0
Medical       1,756,415    1,977,761 (11.2)     5,595,510    6,402,830  (12.6)
            -----------  -----------          -----------  -----------

            $15,755,900  $15,114,121   4.2    $46,619,033  $45,831,635    1.7
            ===========  ===========          ===========  ===========

                                   17

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Net Sales, continued
---------

     The pharmacies segment's sales increased $863,125 to $13,999,485 or 6.6% for the three months ended March 31, 2006 as compared to $13,136,360 for the three months ended March 31, 2005. In fiscal 2005, three new locations were opened. Two of these locations dispense prescriptions utilizing the 340B program with revenues derived from a fee for each prescription filled. Dispensing fee revenues accounted for an increase of approximately $314,000. The balance of the increase was due to increased prescription sales. Last year a location was opened exclusively to handle group home business and sales were shifted to this location.

     The pharmacies segment's sales increased $1,594,718 to $41,023,523 or 4.0% for the nine months ended March 31, 2006 as compared to $39,428,805 for the nine months ended March 31, 2005. Dispensing fee revenues accounted for an increase of approximately $1,080,769. The reasons for the increased sales are as stated above.

     The medical segment's sales decreased $221,346 for the three months ended March 31, 2006 to $1,756,415 or 11.2% as compared to $1,977,761 for the three months ended March 31, 2005. Sales decreased for the three months ended March 31, 2006 due to $0 Nevada sales as compared to $107,862 for the same period ended March 31, 2005, as the Nevada location was closed in June 2005. Internet sales decreased by approximately $99,000 due to lower equipment sales as we have increased prices for equipment because of unprofitable sales. Additionally, the medical segment continues to be pressured by regional and national buying groups which are able to command larger discounts from manufacturers and are able to offer on-line purchasing, inventory controls and larger competitors who offer lower prices.

     The medical segment's sales decreased $807,320 for the nine months ended March 31, 2006 to $5,595,510 or 12.6% as compared to $6,402,830 for the nine months ended March 31, 2005. The reasons for the decline are as stated above.

Gross Profit Margins
--------------------

Gross Profit Margins. The overall gross profit margins were 24.4% for the three months ended March 31, 2006 as compared to 21.2% for the same period in 2005. The overall gross profit margins were 23.9% for the nine months ended March 31, 2006 as compared to 22.2% for the same period in 2005.




                                   18
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Gross Profit Margins, continued
--------------------

     The following is a table of gross profit margin percentages by business segment for the three months ended and nine months ended March 31:

Business Segment
----------------           Three months ended             Nine months ended
                               March 31,                       March 31,
                           2006        2005               2006          2005
                           ----        ----               ----          ----

    Pharmacies             23.3%       21.2%              23.0%         21.1%
    Medical                33.2%       30.1%              30.7%         29.5%


     The pharmacies segment's gross profit margins increased 2.1% to 23.3% for the three months ended March 31, 2006 as compared to 21.2% for the three months ended March 31, 2005. During the period, dispensing fees increased over $313,500 with no cost of sales resulting in an increase to gross profit margins of 2.2%.

     The pharmacies segment's gross profit margins increased 1.9% to 23.0% for the nine months ended March 31, 2006 as compared to 21.1% for the nine months ended March 31, 2005. During the period, dispensing fees increased over $789,640 with no cost of sales resulting in an increase to gross profit margins of 1.9%.

     The medical segment's gross profit margins increased 3.1% to 33.2% for the three months ended March 31, 2006 as compared to 30.1% for the same period in 2005, due to the result of closing our Nevada division which generally had lower gross profit margins and raising prices on the Internet. This segment continues to experience pressure on its gross profit margins as described in the net sales section above.

     The medical segment's gross profit margins increased 1.2% to 30.7% for the nine months ended March 31, 2006 as compared to 29.5% for the same period in 2005. The reasons for the increase are as stated above.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expense increased $342,246 or 10.4% for the three months ended March 31, 2006 to $3,631,887 as compared to $3,289,641 for the three months ended March 31, 2005. Consolidated selling, general and administrative expense increased $827,986 or 8.6% for the nine months ended
March 31, 2006 to $10,496,212 as compared to $9,668,226 for the nine months ended March 31, 2005.




                                   19
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Selling, General and Administrative Expense, continued
-------------------------------------------

     The following table shows the breakdown by business segment for the three months ended and the nine months ended March 31:

Business Segment
----------------

               Three months ended                 Nine months ended
                   March 31,                          March 31,
               2006          2005       %         2006          2005      %
               ----          ----       -         ----          ----      -

Pharmacies  $ 2,970,591   $ 2,511,066  18.3    $ 8,502,723   $ 7,379,197  15.2
Medical         534,346       620,303 (13.9)     1,596,627     1,874,019 (14.8)
Corporate       126,950       158,272 (19.8)       396,862       415,010  (4.4)
            -----------   -----------          -----------   -----------

            $ 3,631,887   $ 3,289,641  10.4%   $10,496,212   $ 9,668,226   8.6%
            ===========   ===========          ===========   ===========

     The pharmacies' selling, general and administrative expense increased $459,525 to $2,970,591 or 18.3% for the three months ended March 31, 2006 as compared to $2,511,066 for the three months ended March 31, 2005, principally because two new locations have been opened since December 31, 2004. The increase resulted from higher labor costs of approximately $250,000, increased advertising of approximately $33,700 (a new campaign for the Waltham location and advertising of the new Medicare Part D Plan. Rent and associated expenses increased $27,900. Equipment rental increased approximately $32,500 due to a new robot dispensing machine. Store supplies increased $42,182 due to new locations and increased volume in existing stores. Insurance expense increased $21,120 primarily due to fewer carriers offering professional liability policies. LIFO expense increased $38,000 due to higher inventory levels.

     The pharmacies' selling, general and administrative expense increased $1,123,526 to $8,502,723 or 15.2% for the nine months ended March 31, 2006 as compared to $7,379,197 for the nine months ended March 31, 2005, principally because two new locations have been opened since March 31, 2005. Labor costs increased approximately $592,800. A portion of the increase resulted from the opening of the new locations, increased advertising by approximately $179,200. Rent and associated expenses increased $84,130. Equipment rental increased approximately $45,100. Store supplies increased $66,120. Insurance expense increased $45,900. LIFO expense increased $121,560 due to higher inventory levels.

                                   20
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Selling, General and Administrative Expense, continued
-------------------------------------------

     The medical segment's selling, general and administrative expense decreased $85,957 or 13.9% to $534,346 for the three months ended March 31, 2006 as compared to $620,303 for the three months ended March 31, 2005. Approximately $22,000 of the decrease resulted from the closing of the Nevada location in June 2005. Approximately $18,000 of the decrease was due to a reduction in shipping costs. Bad debt expense decreased $27,000. Approximately $14,500 of the decrease was due to reduced sales personnel.

     The medical segment's selling, general and administrative expense decreased $277,392 or 14.8% to $1,596,627 for the nine months ended March 31, 2006 as compared to $1,874,019 for the nine months ended March 31, 2005. Approximately $86,800 of the decrease resulted from the closing of the Nevada location in June 2005. Approximately $92,900 of the decrease was salesmen's commission expense and reduced sales personnel. Bad debt expense decreased $65,000. Approximately $25,000 of the decrease was due to a reduction in shipping costs.

     The Corporate segment's overhead decreased by $31,322 or 19.8% to $126,950 for the three months ended March 31, 2006 as compared to $158,272 for the three months ended March 31, 2005, due to a decrease in annual meeting expenses of $16,000 since the meeting will be held in June 2006 compared to March of 2005, a decrease in office salaries of $9,200, a decrease of $2,500 in directors' and officers' insurance, increase of compensation expense for stock, a decrease in office salaries of $9,200, a decrease of $2,500 in directors' and officers' insurance, a decrease in public relations of $2,500 and an increase of compensation expense for stock options issued to employees or non-employee directors of $9,862 due to the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," effective July 1, 2005.

     The Corporate segment's overhead decreased by $18,148 or 4.4% to $396,862 for the nine months ended March 31, 2006 as compared to $415,010 for the nine months ended March 31, 2005. This was due to a decrease in office salaries and related expenses of $21,763, a decrease in annual meeting expenses of $16,000 due to the annual meeting being held in June 2006 as compared to March 2005, a decrease in public relations of $14,610 a decrease of $8,845 in directors' and officers' insurance, a decrease in conferences and seminars of $3,100 and an increase in legal fees of approximately $50,000 due to the Company and the minority shareholders attempting to negotiate employment agreements and/or a buy out agreeable to all parties. For more information see
Note 3 to Selected Notes To Consolidated Financial Statements. Compensation expense for stock options issued to employees or non-employee directors increased to $31,662 due to the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," effective July 1,
2005.                              21
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Minority Interest.
-----------------

Minority Interest for the pharmacy segment increased by $4,236 or 15.9% to $30,923 for the three months ended March 31, 2006 as compared to $26,687 for the three months ended March 31, 2005 since the segment's earning increased.

     Minority interest for the pharmacy segment decreased by $3,569 or 3.5% to $98,400 for the nine months ended March 31, 2006 as compared to $101,969 for the nine months ended March 31, 2005 since the segment's earning increased.

Income Tax Expense
------------------

Income Tax Expense. Income tax expense increased by $68,620 or 99.4% to $137,620 for the three months ended March 31, 2006 as compared to $69,000 for the three months ended March 31, 2005. Income tax expense increased by $76,970 or 30.9% to $325,970 for the nine months ended March 31, 2006 as compared to $249,000 for the nine months ended March 31, 2005. The increase was a result of an increase in net income.

    The following table shows the breakdown of income tax expense by business segment for the three months ended and the nine months ended March 31:

Business Segment
----------------
                   Three months ended               Nine months ended
                       March 31,                        March 31,
                  2006          2005    %          2006          2005       %
                  ----          ----    -          ----          ----       -

Pharmacies  $   160,450   $   101,000  58.9    $   387,550   $   340,000   14.0
Medical          14,800             - 100.0         45,000        19,000  136.8
Corporate       (37,630)      (32,000) 17.6       (106,580)     (110,000)   3.1
            -----------   -----------          -----------   -----------
            $   137,620   $    69,000  99.4    $   325,970   $   249,000   30.9
            ===========   ===========          ===========   ===========

Liquidity and Capital Resources
-------------------------------

     Net cash flows used in operating activities was $901,646 for the nine months ended March 31, 2006 as compared to net cash flows provided by operating activities of $476,178 for the nine months ended March 31, 2005. The primary use of cash was to reduce accounts payable.

     Net cash flows used in investing activities was $384,269 for the nine months ended March 31, 2006 as compared $384,846 for the nine months ended March 31, 2005.

                                   22
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Liquidity and Capital Resources, continued
-------------------------------

     Net cash flows used in financing activities was $73,758 for nine months ended March 31, 2006 as compared to $162,150 for the nine months ended
March 31, 2005. The decrease was due to the Company continuing to pay down debt.

     At March 31, 2006, cash on a consolidated basis was $635,773 as compared to $1,993,905 at June 30, 2005. The pharmacies held $424,195, $107,968 was held by the Parent and $103,610 was held by the medical segment. The main use of cash was to reduce accounts payable.

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

     At March 31, 2006, accounts receivable, net of the allowance for doubtful accounts, was $4,907,768 as compared to $4,394,637 at June 30, 2005, the increase resulted in increased sales from the pharmacy segment and slower payments from insurance carriers.

     At March 31, 2006, debt was $141,457 as compared to $215,275 at June 30, 2005, due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     We do not have any material risk with respect to changes in interest rates, foreign currency exchange rates, commodities prices or other relevant market rates or prices over a selected period of time.

     Please note that we do not have any interest bearing investments and our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at March 31, 2006.

Item 4.  Controls and Procedures
         -----------------------

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
                                   23
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures, continued
         -----------------------

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

                           PART II - Other Information

Item 1.  Legal Proceedings

     The Company has had two complaints filed against its pharmacy segment in April, 2006. A former employee of the pharmacy segment filed a Civil
Action in the United States District Court District of Massachusetts against the pharmacy segment. The former employee additionally filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination against both the pharmacy segment and an officer of the pharmacy segment.

    The Civil Action alleges the pharmacy segment has inappropriately classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act. The Charge of Discrimination alleges that the former employee was subjected to discrimination that caused the employee constructive termination.

     The likelihood of success of these litigation matters has not yet been determined. At this time, the Company can not determine if the above litigation matters are material.

     Each of Anton Investments, Inc. and Conway Associates, Inc. has had litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to any one of the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to such entities, there would not likely be a material adverse affect on the Company and its subsidiaries.

     It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

                                   24
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                        PART II - Other Information, continued

Item 1A.  Risk Factors

     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The foregoing equity repurchases by the Company during the fiscal quarter ended March 31, 2006 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                             (d)Maximum Number
                                                               (or) Approximate
                                                                  Dollar Value)
                                            c) Total Number of  of Shares that
                                           Shares Purchased as     May Yet Be
                                              Part of Publicly  Purchased Under
For the Period (a)Total Number of (b)Average Price Announced Plans the Plans or
Ended(2006)    Shares Purchased   Paid Per Share    or Programs      Programs
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

Item 3.  Defaults Upon Senior Securities                          None
Item 4.  Submissions of Matters to a Vote of Security Holders     None
Item 5.  Other Information

     The Company has scheduled its 2005 annual meeting of shareholders to take place on June 26, 2006. Proposals of shareholders intended to be presented at such annual meeting must be received by the Company at its principal place of business no later than May 25, 2006 (a) to be included in the Company's proxy statement and form of proxy related to that meeting and (b) for the Company to not be permitted to use its discretionary voting authority under Rule 14a-4(c)(1) of the Exchange Act.

Item 6.  Exhibits

         Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and Principal Financial and Accounting Officer.


                                   25
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                        PART II - Other Information, continued

Item 6.  Exhibits, continued

        Exhibit 32.1  Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by President, Chief Executive Officer and Chief Financial Officer.













































                                   26
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     ------------------------
                                     Registrant



  Date:  May 15, 2006                By:/s/ Karen L. Wright
                                            ---------------

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





























                                   27
EXHIBIT 31.1

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

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                                   28
EXHIBIT 31.1, continued

CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, continued

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  May 15, 2006


/s/ Karen L. Wright
    ---------------
    Karen L. Wright
    President
    (Principal Executive Officer)
    Vice President - Finance
    (Principal Financial and Accounting Officer)

































                                   29
Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 15, 2006


/s/ Karen L. Wright
    ---------------
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer



















                                   30