Form 10-K
period 2006-06-30
NYER MEDICAL GROUP INC
filed 2006-09-28
CIK 884647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2006

                                   or

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                      Commission File No. 000-20175

                          Nyer Medical Group, Inc.
           (Insert name of registrant as specified in its charter)

                FLORIDA                                 01-0469607
    (State or other jurisdiction of                 (I.R.S. employer
      incorporation or organization)               identification no.)

         1292 Hammond Street, Bangor, Maine                  04401
     (Address of principal executive offices)            (Zip code)

       Registrant's telephone number, including area code  207-942-5273


       Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Exchange
         Title of Each Class                         on which registered
       Common Stock, Par Value $.0001                NASDAQ Stock Market LLC
          Securities registered under Section 12(g) of the Exchange Act:

                                  None
                             (Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]  No [ ]

                                   1 of 110

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the Company's common stock held by non-affiliates, as of December 31, 2005, was approximately $9,473,568 based upon the closing price.

There were 3,978,199 shares of common stock outstanding as of September 27, 2006.

Documents Incorporated by Reference:  None



































                           TABLE OF CONTENTS

                               PART I

Item 1.  BUSINESS

Item 1A. RISK FACTORS

Item lB. UNRESOLVED STAFF COMMENTS

Item 2.  PROPERTIES

Item 3.  LEGAL PROCEEDINGS

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 6.  SELECTED FINANCIAL DATA

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
          OPERATIONS

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9A. CONTROLS AND PROCEDURES

Item 9B. OTHER INFORMATION

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                               PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES



                                    PART I
                                    ------
Forward-Looking Statements
--------------------------
Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates", or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below at 1A-Risk Factors.

ITEM 1.  Business.

General

    Nyer Medical Group, Inc. (Company or Nyer), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Pharmacies. D.A.W., Inc. (Eaton or D.A.W.), 80% owned by the Company, is a chain of drug stores located in the suburban Boston, Massachusetts area.

    Medical and surgical equipment and supplies. Two wholly owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO) and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of medical and surgical equipment and supplies throughout New England, Florida and worldwide through Internet sales. In June 2005, the division in Nevada was closed due to continuing losses. In fiscal year 2005, Nyer Internet Companies, Inc. ceased to operate as an active business, and ADCO continued to perform the functions of the business of the company.

    Corporate. Salaries of the officers of the holding company are included in this segment as well as corporate expenses such as reporting costs, accounting and legal fees.

    Discontinued operations. Fire and police. Anton Investments, Inc. (Anton) and Conway Associates, Inc. (Conway) which are each 80% owned by the Company, sold wholesale and retail equipment, supplies and novelty items to emergency medical services, fire and police departments throughout most of New England. This segment was discontinued in fiscal 2004.

     Certain former operating subsidiaries of the Company (i.e., Nyer Internet Companies, Inc., Nyer Nutritional Systems, Inc. and SCBA, Inc.) have been listed as being no longer active by the appropriate governmental agency of their respective jurisdictions of incorporation.

    Nyle International Corp. (Nyle) is the shareholder who owns more common stock of the Company than any other shareholder. Mr. Samuel Nyer, who is Chairman of the Board of Nyle, controls more voting stock in the Company than any other shareholder.

    We have a policy requiring less than wholly-owned subsidiaries to reimburse us for costs in providing management services. Eaton has a service agreement with us as part of which they pay a fee of $120,000, annually. The subsidiaries are also required to reimburse the Company for any additional legal, auditing and accounting fees.

    For additional business segment information for the years ended June 30, 2006, 2005 and 2004, see note 17 in the Notes to Consolidated Financial Statements.

Retail Pharmacies Business - Pharmacy chain
-------------------------------------------
Eaton Apothecary

     In August 1996, we acquired 80% of D.A.W., Inc. d/b/a Eaton Apothecary, a 15 store chain of pharmacies.

     Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment on an at will basis. Their employment contracts expired in August 2006. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders or the Company. The unaffiliated seat is vacant. Additionally, the minority shareholders have the option to place one member of Eaton's management team on the Nyer Board of Directors. The minority shareholders currently decline to occupy this seat.

     Eaton operates within the metro-Boston Massachusetts market place and in addition to its 15 pharmacies, has contracts to manage three pharmacies owned by federally qualified health centers. It additionally has contracts to provide pharmacy services to patients of three other federally qualified health centers. Pursuant to the contracts, Eaton maintains an inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. The vast majority of the prescriptions dispensed are dispensed to uninsured patients. The health centers then bill the Massachusetts Uncompensated Care Pool for the dispensed prescriptions. The health center patients can only obtain their prescriptions from Eaton if they wish to obtain their medication without charge.

     Eaton's net revenues were $56.4 million in fiscal 2006, with the emphasis of operations on the pharmacy department. Eaton offers free delivery service of prescription medication to customers. In fiscal 2006, prescription revenues accounted for 91% of total revenues. Strategy Eaton's strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. Its prototypical store ranges in size from 2,000 to 5,000 sq. ft. The strategy of focusing on the core of the business within a low fixed cost prototype has resulted in it becoming a leading low cost producer within the industry. Eaton believes this advantage will become increasingly important as pharmacy benefit management companies continue to squeeze margins and the Massachusetts' Medicaid program continues to manage with budget constraints and rising manufacturer prices.

     The growth in the market for prescription medications began to escalate after stagnating in the last year. Factors stimulating growth included the establishment of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization.

     Eaton is a leading niche-market pharmacy provider in Massachusetts. In conjunction with the Lynn Community Health Center, Eaton operates the only dually licensed pharmacy in the state. Eaton has contracts with three of the largest PACE (Progressive All-inclusive Care for the Elderly) providers in the state. In each of the instances, Eaton provides pharmacy services consistent with Section 340B of the Public Health Services Act. In December, 2005 Eaton entered into a pharmacy services contract with an additional federally qualified health center to dispense prescriptions to health center patients from a segregated inventory maintained at one of Eaton's pharmacies. Eaton is the only pharmacy able to dispense prescription medications to the health center's uninsured patients. The health center invoices the Massachusetts Uncompensated Care Pool for the medication dispensed.

     In late April 2006, Eaton acquired Connors Pharmacy in Gloucester, Massachusetts. Revenues for fiscal 2006 were $820,000. Eaton expects sales to be approximately $5 million in fiscal 2007.

     Eaton operates three Medicine-On-time medication management systems. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing homes. The Medicine-On-Time system is the preferred system of most Assisted Living Facilities. Assisted living facilities aretransitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. The U.S. census predicts this market segment to be the largest growing housing sector in the nation over the next decade. In addition to growth in the assisted living and homebound sectors, many new customers have been gained by word of mouth throughout the visiting nurse and health center communities. Sales within these niche segments were approximately $11 million in fiscal 2006. Eaton expects growth within its niche categories to be the fastest growing segment of its business over the next several years.

     Eaton continues to seek acquisition opportunities within contiguous markets to grow its business. It acquires stores both with the intent of continuing operations or consolidating with existing locations. Eaton additionally continues to seek management opportunities within the federally qualified health center sector to utilize its operational leverage.

Customers and Third-Party Payors

     During the year ended June 30, 2006, approximately 90% of the pharmacy revenues were to customers covered by health plan contracts, which typically contract with a third-party (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchase in exchange for reduced prescription rates. During the year ended June 30, 2006, the top five third-party payors, which provide administrative and payment services for multiple health plan contracts and customers, accounted for approximately
63% of total revenues, the largest of which represented 20% of total revenues. During the year ended June 30, 2006, Medicaid agencies accounted for approximately 20% of total revenues. Any significant loss of third-party payor business could have a material adverse effect on Eaton's business and results of operations. All of Eaton's contracts are automatically renewed unless a written notice of cancellation is provided by either party with at least a 30 day notice.


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

Competition

     Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen stores. Pharmacies in supermarkets and deep discount stores, such as Wal-Mart, have not gained significant market share in the communities served by Eaton. These chains have superior financial resources and greater buying power than Eaton.

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

Medical Products/Service

ADCO - ADCO South

     ADCO is a wholesale medical distributor located in Bangor, Maine, with a wholesale customer base of over 863 active customers through out New England. ADCO supplies all areas of health care products to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. ADCO also supplies medical supplies and equipment through an interactive web site, medicalmailorder.com. This site is used to aid in directing customers through an on-line medical mall and the appropriate departments to locate specific equipment and supplies. Our target customers, include home consumers, federal agencies, military, local and state municipalities, schools and universities.

     ADCO derives 90% of its revenues from sales to institutional customers (primarily nursing homes and physician offices), while the balance comes from its retail and home health customers.

     ADCO owns a 23,000 square foot facility containing a 3,000 square foot retail showroom located in Bangor, Maine.

     ADCO South began operations in 1992 and is located in West Palm Beach, Florida. ADCO South's sales are from medical supplies and equipment primarily to physicians and clinics in the Palm Beach and Broward County areas of South Florida. It conducts no home health care business.

     ADCO and ADCO South provide over 4,500 combined stock items and special orders for non stock items, as necessary. Although the inventories of both companies share common items, the need for items relative to their geographic regions is accomplished through warehouse transfers. This enables a larger mix of products to be available from either company and both benefit from the synergies available from two combined inventories.

Marketing

     Our sales are achieved through the services of independent sales representatives who travel throughout New England and South Florida and through telephone sales personnel, send catalogs and do mailing campaigns for existing customers and the Internet.

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

     In 2003, the Company determined to close Anton due to continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses.

     In June 2004, due to declining sales and continuing losses, the Company closed Conway.
     The operations are accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

Backlogs - Seasonal

     None of our Companies have significant backlogs and our businesses are not seasonal.

Employees

     The Company believes our employees represent one of our most valuable resources. As of the date of this report, including its executive officers, we have 128 full-time and 150 part-time employees. Eaton employs 104 full-time and 146 part-time employees, ADCO employs 20 full-time employees and 2 part-time employees and ADCO South employs 4 full-time employees and 2 part-time employees. None of our employees are covered by a collective-bargaining agreement.

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



ITEM 1A. Risk Factors

The Company Has A Limited Amount of Cash to Fund Operating Needs

     We had approximately $1,130,000 in cash at September 26, 2006, as compared to $814,119 in cash at June 30, 2006. The cash balances of the Company and subsidiaries were as follows at September 26, 2006: pharmacies - $1,097,900, medical - $23,100 and the Company $9,000. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. The pharmacies owed the Company approximately $27,000. This is being repaid monthly.

     In October 2004, the Company's medical segment obtained a $300,000 line of credit which is collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established for this purpose. The interest rate for the line of credit is the Wall Street Journal Prime Rate. Repayment of the line of credit would be in monthly payments of interests only, with the principal being due at maturity, unless renewed. The line of credit expires November 30, 2006. As of the date of this report, the Company has not drawn on the line of credit.

Restricted Assets and Uncertainties

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders ("Shareholders") and two from the Company and a fifth director not affiliated with the Shareholders or the Company. The fifth seat on the board is vacant.

     As part of an associated shareholders' agreement, the Company and the Shareholders will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     The agreement also provides for the operations of the subsidiary, including cash management, to be managed by the Shareholders.

     The Shareholders of D.A.W. have employment agreements which expired in August 2006. Since the agreements expired, these employees had the right to require the Company to purchase all or any portion of their shares of D.A.W.

     In August 2006, the Company entered into an Agreement with the Shareholders which stated/accomplished the following:

     The Company acknowledges that 100% of the shares of the subsidiaries of the Company ("Subsidiaries") held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.

     The Shareholders agree to refrain from requiring the Company to immediately pay the fair market value of the Put Shares until the earlier of
(i) the closing of the transaction(s) among the Company, the Shareholders and the Subsidiaries with respect to the potential purchase by the Company of all of the shares held by the Shareholders in the Subsidiaries (the "Purchase"), which may be accomplished by payment in full of immediately available funds, and (ii) July 15, 2007.

     The Company agrees to pay $16,665 per month in total to the Shareholders from the first business day of August 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and - $33,335 per month from and after December 16, 2006 - until the closing of the Purchase.

     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments, which amounts will be repaid by the Company to D.A.W., (with interest at the applicable federal rate) upon the earlier of (i) the closing of the Purchase, and (ii) July 15, 2007.

     The Company pledges 2.5% of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above.

     The parties to the Forbearance Agreement agreed that the fair market value of all of the shares of the Subsidiaries held by the Shareholders is $4 million.

     The arbitration clause of the Forbearance Agreement was deleted in its entirety and replaced with a provision agreeing to jurisdiction and venue in the
Business Litigation Session of the Superior Court for the Commonwealth of Massachusetts.

     The Company and the Shareholders are presently attempting to negotiate employment agreements and/or a buy out agreeable to all parties. There is no assurance that the Company will be able to successfully negotiate employment agreements and/or raise the capital necessary to buy out the Shareholders.

      Should an agreement not be reached and/or capital not be raised, the Company will be faced with a number of uncertainties: If an agreement has not been finalized by July 15, 2007, the Shareholders could seek employment elsewhere and this would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an entire new management team.

     Three of the store leases are expiring in fiscal year 2007, including the largest and most profitable one, which is owned by the mother of D.A.W.'s president. If an agreement is not negotiated, this lease may not be renewed.

     If capital cannot be raised before the required date for the Put Shares to be purchased by the Company, then the D.A.W. minority shareholders may enforce their rights to have the Put Shares purchased. At this time, the Company does not have an alternative plan to satisfy the D.A.W. Shareholders, and the D.A.W. Shareholders may then seek to enforce their rights in a manner which would be material adverse to the Company and its shareholders.

We Do Not Possess Depth in Our Management Team

     The success of Nyer is principally dependent upon the efforts of the President and Chief Executive Officer, Karen L. Wright and the management team of the pharmacies. With the exception of its medical products distribution companies, Nyer does not provide any operating support to its subsidiaries and limits its services principally to supplying accounting services to its subsidiaries. For this reason, Nyer has not needed the services of additional management, beyond its executive officer and the minority shareholders of Eaton. As Nyer continues to grow, it may require the services of additional executives. The loss of certain other key employees could have a material effect upon the business of Nyer. At the present time, Nyer has key-man insurance on the lives of the minority shareholders and does not have any on its executive officer nor does it intend to do so. No assurances can be given that Nyer can recruit suitable qualified executives, if necessary.

Control of Nyer Is Held By a Few Shareholders

     Nyer's principal shareholder, Nyle International Corp. (Nyle), a corporation controlled by Mr. Samuel Nyer, owns 781,000 shares of common stock of Nyer. In addition, Nyle owns 2,000 shares of Class A preferred stock which has voting rights equal to 2,000,000 shares of common stock of Nyer on all matters that come before the common shareholders for vote. Mr. Nyer personally owns 101,400 shares of common stock of Nyer and 1,000 shares of Class B preferred stock of Nyer which has voting rights equal to 2,000,000 shares of common stock of Nyer on all matters that come before the common shareholders to vote.

     These holdings collectively represent approximately 61.2% of the voting securities of Nyer. As a result, Nyle and Mr. Nyer effectively control the voting power of Nyer. Accordingly, Nyle and Mr. Nyer are in the position to elect a majority of Nyer's directors and control the policies and operations of Nyer.

Many of Our Competitors Have Advantages Over Us

     All aspects of our business are subject to significant competition. Many of our competitors generally have substantially greater financial resources and other competitive advantages. Such greater resources and advantages may reduce our chance for economic success.

Volatility in the Stock Market May Have a Negative Impact on the Price of Our Stock

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of any particular company. This as well as other factors which are directly related to our businesses, could impact the market price of our common stock. Further because of the small volume of trading in our common stock, the market price of the common stock can be affected by increases in trading volume.

     Our common stock is listed on the NASDAQ Stock Market LLC. NASDAQ rules provide that if the market price of a common stock is less than $1 for thirty consecutive trading days, it can be delisted upon the happening of certain events. If our common stock is delisted by NASDAQ, the market price of the common stock may be negatively impacted.

Risks related to ownership of our common stock

The exercise of our outstanding stock options could adversely affect our outstanding common stock

     Our stock option plans are an important component of our compensation program for our employees, directors and consultants. As of June 30, 2006, we have issued and outstanding options to purchase approximately 1,682,600 shares of common stock withexercise prices ranging from $1.29 to $16.75 per share.
The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Investors Should Not Expect Dividends

     Nyer intends to retain future earnings, if any, to finance its growth.

The Companies Which Comprise Nyer Have Not Historically Operated as a Combined Business

     The subsidiaries that comprise Nyer have been historically managed or operated as individual, stand-alone businesses. Although we believe that we have and can continue to successfully manage and operate these separate and individual businesses, we cannot be certain of this.
Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us

     Our pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as improper filling of prescriptions, labeling of prescriptions and adequacy of warnings. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We can offer no assurance that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may adversely be affected if in the future our insurance coverage proves to be inadequate or unavailable or we may suffer harm to our reputation as a result of an error or omission.

Product Liability Claims May Arise in the Future of Medical Products

     The sale of medical products entails the risk that users will pursue product liability claims. Although we are a distributor and not a manufacturer of medical products and are therefore less likely to be ultimately liable in a product liability suit, a product liability claim could be made against us and could be expensive for us. Our insurance may not provide adequate coverage against these claims.


Our Success May Vary With Regulation of and Changes in the Practice of Medicine

     The health care industry is subject to extensive government regulation, licensure and operating procedures. We cannot predict the impact that present or future regulations may have on operations of Eaton and ADCO. Eaton's pharmacists also may have a duty to warn customers regarding potential negative effects of a prescription drug if the warning could reduce or negate these effects. Additionally, Eaton is subject to federal Drug Enforcement Agency and state regulations relating to pharmacy operations,purchasing, storing and dispensing of controlled substances. Eaton is also subject to other federal regulations such as The Health Insurance Portability and Accountability
Act of 1996 (HIPAA). Moreover, as consolidation among physician provider groups, long-term care facilities and other alternate-site providers continues and provider networks are created, purchasing decisions may shift to individuals with whom Eaton and ADCO have not had prior selling relationships. There can be no assurance that Eaton and ADCO will be able to maintain its customer relationships in such circumstances or that such provider consolidation will not result in reduced operating margins. Also, national health care reform has been the subject of a number of legislative initiatives by Congress. Due to uncertainties regarding the ultimate features of health care reform initiatives and their enactment and implementation, Eaton and ADCO cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on Eaton and ADCO or their customers. The actual announcement of reform proposals and the investment community's reaction to such proposals, announcements by competitors of their strategies to respond to reform initiatives and general industry conditions could produce volatility in the trading and market price of Nyer common stock.

Pricing Pressures From Health Care Providers and Third-Party Payors Exists for
Us

     The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted spending budgets in certain markets within the medical products industry. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. Accordingly, there can be no assurance that reimbursement for purchase and use of medical products will not be limited or reduced and thereby adversely affect future sales by Eaton and ADCO. In addition, any substantial delays in reimbursement, significant reduction in coverage or payment rates from third party payors can have a material adverse effect on our retail pharmacy business. Pharmacy sales to third party plans accounted for 90% of our total pharmacy sales for the fiscal year ended 2006, 81% for the fiscal year ended 2005 and 83% for the fiscal year ended 2004.

Eaton is Dependent on Relationships with Vendors

     Eaton is dependent on vendors to manufacture and supply products. During the 12-month period ended June 30, 2006, Eaton had one vendor whose relationship accounts for 88.2% of their inventory purchases. We believe if necessary, we can replace the vendor with no adverse cost effect.

     Eaton's ability to maintain good relations with vendors will affect the profitability of its business. Currently, Eaton relies on its vendors to provide: (i) agreeable purchasing and delivery terms; (ii) sales performance incentives; (iii) financial support of sales and marketing programs; and (iv) promotional materials. There can be no assurance that Eaton will maintain good relations with its vendors.

Eaton is Dependent on Employees

     Eaton depends on the continued service of, and on the ability to attract, motivate and retain, a sufficient number of pharmacists for our stores. We believe that our success depends in part on our continued ability to attract and retain qualified and skilled pharmacists. Over the years, a significant shortage of pharmacists has developed due to industry competition as well as competition from other industries. This has resulted in continued upward pressure on pharmacist compensation packages. There can be no assurance that we will be able to attract, hire and retain sufficient numbers of pharmacists necessary to continue to develop and grow our business. The inability to attract and retain a sufficient number of pharmacists could limit our ability to increase revenue and impact our ability to deliver high levels of customer care.

ADCO Is Dependent on Relationships with Vendors

     ADCO distributes from its stock over 4,000 medical products manufactured by approximately 135 vendors and is dependent on these vendors for the manufacture and supply of products. During the 12-month period ended June 30, 2006, ADCO had one vendor, a buying group, whose relationship accounted for 20% of ADCO's inventory purchases. If the relationship with this buying group was disrupted, management believes it has at least two competitive buying groups who could fulfill their inventory needs but it may be at additional expense.

     ADCO's ability to maintain good relations with these vendors will affect the profitability of its business. Currently, ADCO relies on vendors to provide: (i) field sales representatives' technical and selling support; (ii) agreeable purchasing and delivery terms; (iii) sales performance incentives;
(iv) financial support of sales and marketing programs; and (v) promotional materials. There can be no assurance that ADCO will maintain good relations with its vendors.

The Success of ADCO Is Dependent on Qualified Sales Representatives

     ADCO believes that to be successful it must continue to hire, train and retain highly qualified sales representatives. Due to the relationships developed between ADCO's sales representatives and its customers, upon the departure of a sales representative, ADCO faces the risk of losing the representative's customers, especially if the representative were to act as a representative of ADCO's competitors. ADCO generally requires its sales representatives to execute a non-competition agreement as a condition of their employment. Although courts have generally upheld the terms of non-competition agreements similar to ADCO's in the past, there can be no assurance that such agreements will be upheld in the future.

ADCO Relies on Third-Party Shippers

     Because ADCO believes that its success to date is dependent in part upon its ability to provide prompt, accurate and complete service to its customers on a price-competitive basis, any material increases in its costs of procuring and delivering products could have an adverse effect on its results of operations. Strikes or other service interruptions affecting United Parcel Service or other common carriers used by ADCO to ship its products could impair ADCO's ability to deliver products on a timely and cost-effective basis. In addition, because ADCO typically bears the cost of shipment to its customers, any increase in shipping rates could have an adverse effect on ADCO's operating results.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC, regulations and NASDAQ Stock Market LLC rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with
Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management's required assessment of our internal control over financial reporting and our independent registered public accounting firm's attestation of that assessment will require the commitment of financial and managerial resources. We expect these efforts to require the continued commitment of resources. In addition, Executive Compensation and Related
Party Disclosure, which will soon be required of us, will also require commitment of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

     While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

     Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. Under the new compliance schedule, we will be required to comply with the Section 404 requirements for our fiscal year ending on June 30, 2008. In the event that our chief executive officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and the reputation of our company may be adversely affected and could cause a decline in the market price of our stock.

     We are subject to additional rules and regulations as a public company, which will increase our administration costs which in turn could harm our operating results.

      As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. n addition to final rules and rule proposals already made by the SEC, NASDAQ adopted revisions to its requirements for companies that are NASDAQ-listed. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time consuming or costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

      We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The FASB and other agencies finalized changes to GAAP that required us, in our quarter ending September 30, 2005, to record a charge to earnings for employee stock option grants. We may have significant and ongoing accounting charges resulting from option grant that we expect will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees and directors.

ITEM 1B. Unresolved Staff Comments.

     Not applicable

ITEM 2.  Properties.

     Our executive offices and ADCO's office, warehouse and retail store are located at 1292 Hammond Street, Bangor, Maine.

     The pharmacies have 16 leases, averaging approximately 2,200 square feet each, with one location having approximately 5,400 square feet, throughout the suburban Boston area. One of the leases is for office space of approximately 2,000 square feet. Our monthly lease payments range from $623 to $11,050. Seven locations have renewable lease options.

     The medical segment owns a 23,000 square foot facility located in Bangor, Maine. The promissory note, with respect to the mortgage on its building and land, was paid in full July 2005. The monthly costs, including taxes (but excluding utilities) is $2,000. We lease 6,172 square feet of warehouse and office space in West Palm Beach, Florida for $3,468 per month.

     We believe our current premises are adequate for our current foreseeable needs.




ITEM 3.  Legal Proceedings.

    The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     In April, 2006, a former employee of the pharmacy segment filed a civil action against the pharmacy segment in the United States District Court for the District of Massachusetts, alleging that the pharmacy segment improperly classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act and failed to make overtime payments to them under the FLSA and an analogous state law. The former employee seeks payment of overtime from April 2003 through April 2006, penalties and attorney's fees. The action originally was brought as a class action. At a status conference before the court on September 25, 2006, the plaintiffs' counsel stated that the former employee will not seek certification of a class and, therefore, that the claim will proceed solely on behalf of the former employee. Based on this representation, the Company has concluded that the claim is not material.

     In April, 2006, the former employee also filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee was subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding anddismiss the charge. On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint seeks back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14, 2006, and discovery has commenced. The likelihood of success of this litigation matter has not yet been determined. Accordingly the Company cannot determine at this time if the claim is material.

     Anton Investments, Inc. and Conway Associates, Inc. have litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters.

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






ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on June 26, 2006, the shareholders of the Company elected Messrs. Don Lewis, James Schweiger, and Gerald Weston as directors of the Company to each serve for a three-year term until the Company's annual meeting of shareholders for 2008 and until his successor is duly elected and qualified.

The following table shows the results of the voting:
                                                                     Broker
                Votes for  Votes against   Abstentions   Withheld   Non-Votes
                ---------  -------------   -----------   --------   ---------
Don Lewis       6,580,190         -               -       219,728       -
James Schweiger 6,580,190         -               -       219,728       -
Gerald Weston   6,580,190         -               -       219,728       -

Each of the following persons' terms as directors continued after the meeting:
Robert Landis, Kenneth Nyer and Karen Wright.

The Audit Committee's designation of Sweeney, Gates & Co. as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2006 was ratified by the shareholders. The tabulation of votes on this matter was as follows: 6,681,271 votes for, 118,331 votes against, 316 abstentions, no votes withheld, and no broker non-votes for this item.

Further, at the annual meeting of shareholders, the shareholders authorized the transaction of any other lawful business that may properly come before the Annual Meeting of shareholders.
                                    PART II
                                    -------
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Qualification with NASDAQ

     Our shares of common stock are listed and traded on the NASDAQ Capital Market of the NASDAQ Stock Market LLC under the symbol: NYER.

     The continuation of quotations on NASDAQ is subject to certain conditions. The failure to meet these conditions may prevent our common stock from continuing to be quoted on NASDAQ and may have an adverse effect on the market for our common stock.

     As of September 27, 2006, there were approximately 750 holders of our shares of common stock. The high and low bid prices for our common shares for the calendar quarterly periods are as follows:

                         2006            2005           2004
                         ----            ----           ----
                      Closing Bids    Closing Bids    Closing Bids
                      High    Low     High    Low     High    Low
                      ----    ----    ----    ----    ----    ----
First Quarter        $2.91   $2.59   $3.39   $2.19   $3.25   $2.31
Second Quarter        3.00    2.25    3.41    2.08    2.82    1.81
Third Quarter            -       -    3.29    2.66    2.21    1.62
Fourth Quarter           -       -    3.13    2.56    3.07    1.47

    Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions. Our shares are traded sporadically, which may affect the prices.

     Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.

Issuer Purchases of Equity Securities

      The foregoing equity repurchases by the Company during the fiscal quarter ended June 30, 2006 have been reflected as follows:

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
























ITEM 6.  Selected Financial Data
                                    Selected Financial Data
                      2006       2005         2004         2003         2002
                      ----       ----         ----         ----         ----
Summary of Operations:
 Revenues       $63,596,975  $61,184,025  $61,687,258  $56,972,494  $49,874,462
 Gross profit    14,883,675   13,730,951   13,336,329   12,455,401   10,437,373
 Operating income
  from continuing
  operations        628,339      592,400      224,619    1,001,934      635,416
 Income (loss)
  from continuing
  operations        858,399      184,066      (54,626)     746,440      583,894
 Income (loss) from
  discontinued
  operations              -       39,573     (370,594)    (247 303)
(341,080)
 Net income
  (loss)        $   858,399  $   223,639  $  (425,220) $   499,137  $   242,814
Per Share Data (basic and diluted):
Basic net earnings
  (loss) per
  weighted average
  of common shares
  from continuing
  operations          $ .22        $ .05        $(.01)       $ .20        $ .15
Basic net earnings
  (loss) per
  weighted average
  of common shares
  from discontinued
  operations          $   -          .01         (.10)        (.07)
(.09)
Basic net earnings    -----        -----        -----        -----        -----
  (loss) per
  weighted average
  of common shares    $ .22        $ .06        $(.11)       $ .13        $ .06
                      =====        =====        =====        =====        =====
Diluted net earnings
  (loss) per
  weighted average
  of common shares
  from continuing
  operations          $ .20        $ .05        $(.01)       $ .20        $ .15
Diluted net earnings
  (loss) per
  weighted average
  of common shares
  from discontinued
  operations         $   -          .01         (.10)        (.07)        (.09)
Basic net earnings    -----        -----        -----        -----        -----
  (loss) per
  weighted average
  of common shares    $ .20        $ .06        $(.11)       $ .13        $ .06
                      =====        =====        =====        =====        =====

ITEM 6.  Selected Financial Data, continued

                      2006       2005         2004         2003         2002
                      ----       ----         ----         ----         ----
Year-End Position:

 Total assets   $15,449,510  $14,354,187  $13,852,934  $14,300,445  $13,564,503
 Net working
  capital         7,569,288    7,161,349    6,516,126    6,882,879    6,289,838
 Long-term debt
  (excluding
  current portion)  291,739       95,010      210,119      418,425      329,367
Long-term debt
  (excluding
  current portion)
  discontinued
  operations              -            -            -            -      101,403
Minority
 interest         1,648,029    1,548,369    1,432,576    1,232,404      954,213
Shareholders'
 equity         $ 8,328,938  $ 7,443,873  $ 6,891,743  $ 7,316,962  $ 6,765,549

No cash dividends have been declared in the periods presented.



































ITEM 7. Management's Discussion And Analysis of Financial Condition and Results of Operations.

     This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainty and other factors that may cause results to differ materially from those contemplated in such forward looking statements. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended June 30, 2006 and 2005 and for the years ended June 30, 2005 as compared June 30, 2004 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

     We had two business segments for the years ended June 30, 2006, 2005 and 2004: (1) pharmacy drug store chain ("pharmacies") and (2) wholesale and retail sales of medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.

Year Ended June 30, 2006 Compared to June 30, 2005.

NET REVENUES. Total revenues for the twelve months ended June 30, 2006 increased by 3.9% from June 30, 2006 to $63,596,975 from $61,184,025 in 2005.

     The following table shows revenues by business segment for the years ended June 30, 2006 and 2005:

Business Segment                      2006            2005    % Increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $56,422,211     $52,893,153      6.7
Medical                            7,174,764       8,290,872    (13.5)
                                 -----------     -----------
Total for business segments      $63,596,975     $61,184,025      3.9
                                 ===========     ===========

    The pharmacies segment's revenues increased $3,529,058 to $56,422,211 or 6.7% for the year ended June 30, 2006 as compared to $52,893,153 for the year ended June 30, 2005, due to increased prescription sales revenue and increased dispensing fees. The pharmacies revenues (excluding dispensing fees) increased $2,558,371 to $54,676,137 (5%) for the year ended June 30, 2006 as compared to $52,117,765 for the year ended June 30, 2005. The pharmacies acquired a pharmacy in April 2006, which increased revenues by $820,000. The location in Waltham had an increase of approximately $530,000 (143%) to $900,000 as compared to $370,000 for the year ended June 30, 2005 as the facility continues filling vacancies to physicians, etc. The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization. Dispensing fee revenue increased $970,687 to $1,746,074 (80%) for the year ended June 30, 2006 as compared to $775,388 for the year ended June 30, 2005. Dispensing fees revenue is recognized from contracts with federally qualified health centers
(FQHC). The pharmacies manage three pharmacies owned by federally qualified health centers.

    The pharmacies also have contracts to provide pharmacy services to patients of three other federally qualified health centers. The pharmacies maintain a segregated inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. They recognize dispensing fees when a prescription is dispensed from the segregated inventory owned by the FQHC.

     The medical segment's sales decreased $1,116,108 to $7,714,764 (13.5%) in 2006 as compared to $8,290,782 for the year June 30, 2005. Internet sales decreased by approximately $600,000 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales. Over $400,000 was due to the closure of the Nevada location in July 2005. The remaining decrease of approximately $116,000 was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers and able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices.

GROSS PROFIT MARGINS. Overall gross profit margins were 23.4% in 2006 as compared 22.4% in 2005.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2006 and 2005:

Business Segment                      2006       2005    % Increase
----------------                      ----       ----    ----------
Pharmacies                            22.4       21.3        5.20
Medical                               31.3       29.6        5.70

     The pharmacies segment's gross profit margins increased 5.20% to 22.4% for the year ended June 30, 2006 as compared to 21.3% for the year ended June 30, 2005. Dispensing fees increased $970,687 with no cost of sales resulting in an increase to gross profit margins of 2.4%. This increase helped offset lower insurance reimbursements.

     The medical segment's gross profit margins increased 5.70% to 31.3% for the year ended June 30, 2006 as compared to 29.6% for the year ended June 30, 2005. The increase was the result of closing our Nevada division, which generally had lower gross profit margins and we also raised prices on the Internet.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 9.1% in 2006 to $13,741,623 as compared to $12,590,875 in 2005.










     The following table shows the breakdown by business segment for the years ended June 30, 2006 and 2005:

Business Segment                      2006            2005    % Increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $11,252,468     $ 9,651,536     16.6
Medical                            1,940,700       2,429,430    (20.1)
Corporate                            548,455         509,909      7.6
                                 -----------     -----------
                                 $13,741,623     $12,590,875
                                 ===========     ===========
     The pharmacies' S,G&A expenses increased $1,600,932 to $11,252,468 or 16.6% for the year ended June 30, 2006 as compared to $9,651,536 for the year ended June 30, 2005, predominately due to increased labor costs of approximately $900,000, mainly due to the short supply of pharmacists and pharmacy technicians. The balance of the increase was composed of advertising expense of $201,282, store supplies of $76,207, insurance expense of $74,462, rent expense of $74,168, equipment rental of $66,260, legal expense of $56,466 and utilities of $39,925. The remaining increase of $112,965 was a combination of miscellaneous operating expenses.

      The medical segment's S,G&A expenses decreased $488,730 or 20.1% to $1,940,700 for the year June 30, 2006 as compared to $2,429,430 for the year June 30, 2005. The decrease was due to a combination of the following: a reduction in sales related expenses of $168,935, a reduction in bad debt expense of $160,000, Nevada overhead costs of $100,120, decrease in shipping charges of $43,108 and reduced bulk inventory storage costs and expenses of $16,321.

     The Corporate segment's overhead increased by $38,546 or 7.6% to $548,455 for the year June 30, 2006 as compared to $509,909 for the year June 30, 2005 due to increased legal fees of approximately $52,000 and stock-based compensation expense of $46,908. These increases were partially offset by a combination of the following reductions: personnel costs of approximately $34,700, public relation fees of approximately $14,025, and insurance of $11,200.
Discontinued operations.

     Discontinued operations consist of wholesale and retail sale of equipment and supplies to emergency medical services, fire departments and police departments (fire and police segment).

     During fiscal 2004, the Company evaluated the declining sales and continuing losses for this segment and closed all locations.

INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2006 and 2005.

Business Segment                      2006           2005  %(decrease)
----------------                      ----           ----    increase
                                                            ----------
Pharmacies                       $   390,050   $   448,848    (13.1)
Medical                               69,300       (11,600)   497.4
Discontinued operations                    -        17,970   (100.0)
Corporate                           (705,530)     (119,678)  (489.5)
                                 -----------   -----------
                                 $  (246,180)  $   335,540
                                 ===========   ===========

        In the fourth quarter, the Company determined that based on the weight of available evidence, it is more likely than not, that some portion of the deferred tax assets will be realized. The Company adjusted the valuation allowance to reflect a net deferred tax asset of $600,000, consisting of timing differences from depreciation, intangible assets amortization, and inventory allowance.

     In 2005, the Company's subsidiary, D.A.W., had taxable income and was required to accrue federal and state income taxes. Discontinued operations had taxable income, realizing a gain of $57,543.

Year Ended June 30, 2005 Compared to June 30, 2004.

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
                                 ===========     ===========
    The pharmacies segment's sales decreased $327,354 to $52,893,153 or .6% for the year ended June 30, 2005 as compared to $53,220,507 for the year ended June 30, 2004. The main reason for the decrease was the impact of a renegotiation of an expired contract with one federally qualified health center (FQHC), with different terms and conditions, from a replenishment model to a segregated inventory model. Under the former contract, the pharmacies dispensed prescriptions from its inventory and recognized as sales the gross value of the prescription dispensed. Under the latter contract, the pharmacies dispensed prescriptions from a segregated inventory owned by the FQHC and recognized as revenues the dispensing fee paid it by the FQHC. The remaining contract for the FQHCs are still under the replenishment model. The dispensing fees totaled approximately $775,400 for the year ended June 30, 2005 as compared to approximately $188,000 for the year ended June 30, 2004. Management expects prescriptions to increase due to an aging population, increased Medicare prescription benefits and additional prescription drugs coming to market point to increasing the prescription drug market.

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

     The medical segment's sales decreased $175,879 in 2005 to $8,290,872 or 2.1% for the year ended June 30, 2005 as compared to $8,466,751 for the year June 30, 2004. Over $400,000 was due to increased pressure from regional and national buying groups which are able to command larger discounts from manufacturers and are able to offer on-line purchasing and inventory controls. Also, increased pressure continues from larger competitors who offer lower prices. In addition, physicians and physician groups are being purchased by hospitals which require they purchase from their sources resulting in a decrease of $80,000. The balance is due to new buying groups offering lower prices to induce customers to purchase their products and discontinuing sales of products with very low gross profit margins. Internet sales increased approximately $330,000 which helped offset the decline.

GROSS PROFIT MARGINS. Overall gross profit margins were 22.4% in 2005 as compared 21.6% in 2004.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2005 and 2004:

Business Segment                      2005       2004    % increase
----------------                      ----       ----     (decrease)
                                                         ----------
Pharmacies                            21.3       20.3         1.0
Medical                               29.6       29.9         (.3)

     The pharmacies segment's gross profit margins increased 1% to 21.3% for the year ended June 30, 2005 as compared to 20.3% for the year ended June 30, 2004, due to larger discounts from their suppliers because of increased purchasing volume. This increase helped offset lower insurance reimbursements.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") decreased in 2005 to $12,590,875 as compared to $12,600,804 in 2004.

     The following table shows the breakdown by business segment for the years ended June 30, 2005 and 2004:
Business Segment                      2005            2004    % Increase
----------------                      ----            ----    (decrease)

Pharmacies                       $ 9,651,536     $ 9,159,696      5.4
Medical                            2,429,430       2,793,137    (13.0)
Corporate                            509,909         647,971    (21.3)
                                 -----------     -----------
                                 $12,590,875     $12,600,804
                                 ===========     ===========
     The pharmacies' S,G & A expenses increased $491,840 to $9,651,536 or 5.4% for the year ended June 30, 2005 as compared to $9,159,696 for the year ended June 30, 2004. The increase was due to the following: costs associated with the opening of a pharmacy in Waltham, MA of $275,500 and increased labor costs of approximately $524,000 due to a shortage of available pharmacists. These increases were partially offset by decreased legal fees of $32,400 and decreased advertising of approximately $179,000.

     The medical segment's S,G&A expenses decreased $363,797 or 13.0% to $2,429,430 for the year June 30, 2005 as compared to $2,793,137 for the year June 30, 2004. The decrease was due to a combination of the following: a reduction in sales related expenses of $160,000, a reduction in bad debt expense of $63,000, personnel costs of $48,900, Nevada overhead costs of $37,000, advertising costs of $33,000, reduced bulk inventory storage costs of $8,000, and building maintenance and repair costs of $5,100.

     The Corporate segment's overhead decreased by $138,062 or 21.3% to $509,909 for the year June 30, 2005 as compared to $647,971 for the year June 30, 2004. The decrease was due to a combination of the following reductions: personnel costs of approximately $91,200, public relation fees of approximately $70,000 and insurance of $14,700. Legal and audit fees increased approximately $56,000.

DISCONTINUED OPERATIONS.

     Our discontinued operations consist of wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments ("Fire and police"). The entities are Anton Investments, Inc., (Anton) and Conway Associates, Inc., (Conway).

     In December of 2003, the Company reevaluated the Anton's business and determined to close because of continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. In May of 2004, the Company evaluated its operations of Conway and decided to close operations by June 30, 2004 due to continuing decreased sales and an inability to generate sufficient revenues to cover fixed costs and operating expenses. This entire segment has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     The following table shows net sales, cost of goods sold, gross profit margins percentage, and selling, general, and administration expenses for year June 30, 2005 as compared to June 30, 2004 for discontinued operations.

                              2005          2004        Decrease        %
                              ----          ----        --------       --
Net sales                  $        -    $1,424,432    ($1,424,432)  (100.0)
Cost of goods sold         $        -    $1,214,915    ($1,214,915)  (100.0)
Gross profit margins (%)            -          14.7
Selling, general and
 administrative expenses   $        -    $  548,429    ($  548,429)  (100.0)






INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2005 and 2004.

Income taxes (benefit)
---------------------                     June 30,     June 30,    % Increase
                                           2005          2004      (decrease)
                                           ----          ----      ----------
           Pharmacies                 $   448,848   $    94,247       376.2
           Medical                        (11,600)            -      (100.0)
           Discontinued operations         17,970             -       100.0
           Corporate                     (119,678)            -      (100.0)
                                      -----------   -----------
                                      $   335,540   $    94,247       256.0
                                      ===========   ===========

     In 2005, the Company's subsidiary, D.A.W., had taxable income and accrued federal and state income taxes. Discontinued operations had taxable income, realizing a gain of $57,543. The Company utilized the remainder of its federal income tax asset.

     In 2004, the Company had no income, therefore, no federal income taxes were accrued. A subsidiary, D.A.W., had taxable income and accrued state income taxes. Due to timing differences, the Company utilized a portion of its federal income tax asset.


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

     As part of an associated shareholders' agreement, the Company and the minority shareholders ("Shareholders") will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     The agreement also provides for the operations of the subsidiary, including cash management, to be managed by the Shareholders.

     The Shareholders of D.A.W. have employment agreements which expired in August 2006. Since the agreements expired, these employees had the right to require the Company to purchase all or any portion of their shares of D.A.W.

     In August 2006, the Company entered into a Forbearance Agreement with the minority shareholders which stated/accomplished the following:

     The Company acknowledges that 100% of the shares of the Subsidiaries held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.

     The Shareholders agree to forbear from requiring the Company to immediately pay the fair market value of the Put Shares until the earlier of
(i) the effectiveness of the closing of the transaction(s) among the Company, the Shareholders and the Subsidiaries with respect to the potential purchase by the Company of all of the shares held by the Shareholders in the Subsidiaries (the "Purchase"), which Purchase is not required to be, but may be accomplished by payment in full of immediately available funds, and (ii) July 15, 2007.

     The Company agrees to pay $16,665 per month in total to the Shareholders from the first business day of August 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per month from and after December 16, 2006 - until the closing of the Purchase.

     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments noted above, which amounts will be repaid by the Company to D.A.W. (with interest at the Applicable Federal Rate) upon the earlier of (i) the closing of the Purchase, and (ii) July 15, 2007.

     The Company pledges 2.5% shares of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above, which pledge is to be evidenced by documentation necessary to perfect the security interest in such 50 shares no later than August 16, 2006 (otherwise the forbearance noted above will be of no further force or effect).

     The parties to the Forbearance Agreement agreed that the fair market value of all of the shares of the Subsidiaries held by the Shareholders is $4 million. Therefore, the appraisal process set forth in the Shareholders' Agreement to determine the fair market value of the shares of the Subsidiaries to be sold by the Shareholders becomes unnecessary.

     The arbitration clause of the Forbearance Agreement was deleted in its entirety and replaced with a provision agreeing to jurisdiction and venue in the Business Litigation Session of the Superior Court for the Commonwealth of Massachusetts.

     The Company and the Shareholders are presently attempting to negotiate employment agreements and/or a buy out agreeable to all parties. There is also no assurance that the Company will be able to successfully negotiate employment agreements and/or raise the capital necessary to buy out the Shareholders.

     Should an agreement not be reached/capital not be raised, the Company will be faced with a number of uncertainties: If an agreement has not been finalized by July 15, 2007, the Shareholders could seek employment elsewhere and this would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an entire new management team.

     Three of the store leases are expiring in fiscal year 2007, including the largest and most profitable one, which is owned by the mother of D.A.W.'s president. If an agreement is not negotiated, this lease may not be renewed.

     If capital cannot be raised before the required date for the Put Shares to be purchased by the Company, then the Shareholders may enforce their rights to have the Put Shares purchased. At this time, the Company does not have an alternative plan to satisfy the Shareholders, and the Shareholders may then seek to enforce their rights in a manner which would be material adverse to the Company and its shareholders.

Liquidity and Capital Resources
-------------------------------
     Net cash used in operating activities was $160,704 for the year ended June 30, 2006 as compared to net cash provided by of $1,124,714 for the year ended June 30, 2005 and $625,420 for the year ended June 30, 2004. The primary use of cash for the year June 30, 2006 was to fund an acquisition and operations. The primary use of cash for the years June 30, 2005 and 2004 was to fund operations for the medical and corporate operations.

     The net cash used in investing activities was $858,135 for the year June 30, 2006 as compared to $409,989 for the year ended June 30, 2005 and $448,402 for the year ended June 30, 2004. The net cash used of $858,135 for the year ended June 30, 2006 was mainly due to an acquisition of a pharmacy and the purchase of property, plant and equipment. The net cash used of $409,989 and $448,402 for the years ended June 30, 2005 and 2004 was mainly to purchase of property, plant and equipment.

     Net cash used in financing activities of $162,488 for the year June
30, 2006 was mainly due to repayment of long-term debt. Net cash provided by financing activities of $120,125 for the year ended June 30, 2005 was due to proceeds from the issuance of common stock, offset by repayments of long-term debt. Net cash used in financing activities $286,268 for the year ended June 30, 2004 was for repayments of long-term debt.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: acquisitions, operations, capital expenditures and repayment of debt.

Cash - At June 30, 2006, we had approximately $814,000 in cash as compared to approximately $2.0 million in cash at June 30, 2005. The approximate cash balances of the Company and subsidiaries were as follows: pharmacies - $642,000, medical - $121,000 and the Company - $51,000. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. The pharmacies owe approximately $35,000 to the Company which is being repaid monthly.

Line of credit - In October 2004, the Company's medical segment obtained a $300,000 line of credit which is collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established for this purpose. The interest rate for the line of credit is the Wall Street Journal Prime Rate. Repayment of the line of credit would be in monthly payments of interests only, with the principal being due at maturity, unless renewed. The line of credit expires November 30, 2006. The Company intends to renew the line of credit. As of the date of this report, the Company has not drawn on the line of credit.

Accounts receivable - At June 30, 2006, we had net accounts receivable of approximately $5.2 million as compared to approximately $4.4 million at June 30, 2005. Accounts receivable increased due to increased revenues and the timing of insurance reimbursements in the pharmacy segment.

Debt - At June 30, 2006, debt was $482,467 as compared to $215,275 at June 30, 2005. Debt increased due to a pharmacy acquisition in April 2006. A note was issued in the amount of the $410,249, payable in 36 monthly installments at 6% annual interest.

Private Placement
-----------------
     In April, 2005, we entered into definitive agreements for the private placement sale of common shares and warrants to two institutional investors for initial gross proceeds of $400,000. The net proceeds were $328,472 after expenses. The placement closed on April 15, 2005.

     Pursuant to the Securities Purchase Agreement, we sold 193,237 shares of our common stock at a price of $2.07 per share. We also granted to the investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share. We have also agreed to file a registration statement with the Securities and Exchange Commission no later than November 15, 2005 (the "Filing Date") to permit resales of the common stock by the investors, including the common stock issuable upon exercise of the warrants. The Company filed the registration statement on November 3, 2005 and incurred expenses of $19,432. The exercise price of the warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the warrants. Additionally, we have granted the investors piggy back registration rights on any applicable registration statement filed.

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

     Impairment: We evaluate long-lived assets, excluding goodwill, for impairment in the fourth quarter and annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by estimating the expected future cash flows expected to be generated by the assets, and comparing this amount to the carrying value.

     Goodwill impairment: In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our tests during the fourth quarter of fiscal 2006 and 2005 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our companies. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

      Income taxes: The Company determined that based on the weight of available evidence, it is more likely than not, that some portion of the deferred tax assets will be realized and adjusted the valuation allowance to reflect a net deferred tax asset of $600,000 in 2006, consisting of timing differences from depreciation, intangible assets amortization, and inventory allowance.

     Evaluation of our deferred tax assets can and does impact the Company's income. We have significant deferred tax assets, resulting from temporary differences that may affect taxable income in the future. Valuation allowances have been established and maintained for deferred tax assets based on a "more likely than not" threshold. In the fourth quarter of 2006, we determined that based on the weight of available evidence, it is more likely than not, that some portion of the deferred tax assets will be realized and, therefore, adjusted the valuation allowance to reflect a net deferred tax asset of $600,000. The valuation allowance includes certain state tax NOLs and certain tax assets which may not be realizable.

Recent Accounting Pronouncements
--------------------------------
     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of adoption of FIN 48 will have on the consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

Cash. Our cash is in checking accounts. Since these accounts are non-interest bearing, there are no risks to us for fluctuating interest rates.

Debt: Our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at June 30, 2006, 2005 and 2004.



































ITEM 8: Financial Statements and Supplementary Data

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                              Table of Contents


                                                             Page(s)

  Report of Independent Registered Public Accounting Firm      F 1

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2006 and
    June 30, 2005                                              F 2

  Consolidated Statements of Operations for the years
    ended June 30, 2006, 2005 and 2004                         F 4

  Consolidated Statements of Changes in Shareholders'
    Equity for the years ended June 30, 2006, 2005
    and 2004                                                   F 6

  Consolidated Statements of Cash Flows for the years
    ended June 30, 2006, 2005 and 2004                         F 7

  Notes to Consolidated Financial Statements                   F 9

  Schedule I Condensed Financial Statements of the Parent      F 31

  Schedule II Valuation and Qualifying Accounts and Reserves   F 34

























      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Nyer Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-period ended June 30, 2006,. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the three-year period June 30, 2006, in conformity with generally accepted accounting principals in the United States.

Our audits referred to above include audits of the financial statement schedules listed under Item 15(a) (2) of the Form 10K report of Nyer Medical Group, Inc. for each of the years in the three-year period ended June 30, 2006. In our opinion , those financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



                                                Sweeney, Gates & Co.
Fort Lauderdale, Florida
September 8, 2006















                                        F-1
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2006 and 2005




                                       ASSETS

                                           2006               2005
                                           ----               ----
Current assets:
  Cash                                  $   814,119        $ 1,993,905
  Accounts receivable, less
   allowance for doubtful
   accounts of $143,000
   and $233,000, respectively             5,244,779          4,394,637
  Inventories, net                        6,153,597          5,758,155
  Prepaid expenses and other
   current assets                           256,877            258,827
  Refundable income taxes                    42,720                  -
  Current portion of deferred
   tax asset                                238,000                  -
  Assets to be disposed of from
   discontinued operations                        -             22,760
                                        -----------        -----------
      Total current assets               12,750,092         12,428,284
                                        -----------        -----------
Property, plant and equipment,
 net of accumulated depreciation          1,490,999          1,308,828
                                        -----------        -----------
Goodwill, net                               104,463            104,463
Other intangible assets, net                690,635            448,533
Long-term portion of deferred
  tax asset                                 362,000                 -
Other assets                                 51,321             64,079
                                        -----------        -----------
                                          1,208,419            617,075
                                        -----------        -----------
      Total assets                      $15,449,510        $14,354,187
                                        ===========        ===========











              The accompanying notes are an integral part of the consolidated financial statements.

                                        F-2
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2006 and 2005

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2006            2005
                                              ----            ----
Current liabilities:
  Current portion of long-
   term debt                            $   190,728        $   120,265
  Accounts payable                        3,694,954          3,960,175
  Accrued payroll and related
   taxes                                    592,558            508,789
  Accrued expenses and other
   liabilities                              268,936            267,252
  Income taxes payable                      135,000             90,607
  Liabilities to be disposed of from
   discontinued operations                  298,628            319,847
                                        -----------        -----------
      Total current liabilities           5,180,804          5,266,935
                                        -----------        -----------
Long-term debt, net of current
   portion                                  291,739             95,010
                                        -----------        -----------
Minority interest                         1,648,029          1,548,369
                                        -----------        -----------
Commitments

Shareholders' equity:
  Preferred stock                                 1                  1
  Common stock                                  398                398
  Additional paid-in capital             18,047,110         18,020,444
  Accumulated deficit                    (9,718,571)       (10,576,970)
                                        -----------        -----------
      Total shareholders'
       equity                             8,328,938          7,443,873
                                        -----------        -----------
      Total liabilities and
       shareholders' equity             $15,449,510        $14,354,187
                                        ===========        ===========









              The accompanying notes are an integral part of the consolidated financial statements.


                                        F-3


                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004
                                           2006          2005          2004
                                           ----          ----          ----
Revenues:
  Sales                                $61,850,901   $60,408,637   $61,499,110
  Dispensing fees                        1,746,074       775,388       188,148
                                       -----------   -----------   -----------
 Total revenues                         63,596,975    61,184,025    61,687,258

Cost of goods sold:                     48,713,300    47,453,074    48,350,929
                                       -----------   -----------   -----------
      Gross profit                      14,883,675    13,730,951    13,336,329
                                       -----------   -----------   -----------
Operating expenses:
  Selling, general and
    administrative expenses             13,741,623    12,590,875    12,600,804
  Depreciation and amortization            513,713       547,676       510,906
                                       -----------   -----------   -----------
      Total operating expenses          14,255,336    13,138,551    13,111,710
                                       -----------   -----------   -----------
  Operating income                         628,339       592,400       224,619

Other income (expense):
  Interest income                           21,505        52,594        45,652
  Interest expense                         (12,829)      (20,079)      (37,859)
  Other                                     74,864        (7,486)        7,381
                                       -----------   -----------   -----------
       Total other income                   83,540        25,029        15,174
                                       -----------   -----------   -----------
Income from continuing operations
  before income taxes and minority
  interest                                 711,879       617,429       239,793

Benefit (provision) for income taxes       246,180      (317,570)      (94,247)

Minority interest expense, net of
  income taxes expense                     (99,660)     (115,793)     (200,172)
                                       -----------   -----------   -----------
Income (loss) from continuing
  operations                               858,399       184,066       (54,626)
                                       -----------   -----------   -----------
Discontinued operations:
  Loss from operations of
  discontinued operations                        -             -      (178,752)
Gain (loss) on disposal, net of
  $17,970 income taxes in 2005                   -        39,573      (191,842)
                                       -----------   -----------   -----------
Net gain (loss) from
   discontinued operations                       -        39,573      (370,594)
                                       -----------   -----------   -----------
Net income (loss)                      $   858,399   $   223,639   $  (425,220)
continued                              ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated
financial statements.                      F-4
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004,
                                   continued

                                           2006          2005        2004
                                           ----          ----        ----
Basic earnings (loss) per share:
  Continuing operations                    $   .22       $   .05     $  (.01)
  Discontinued operations                        -           .01        (.10)
                                           -------       -------     -------
  Basic earnings (loss) per share:         $   .22       $   .06     $  (.11)
                                           =======       =======     =======

Diluted earnings (loss) per share:
  Continuing operations                    $   .20       $   .05     $  (.01)
  Discontinued operations                        -           .01        (.10)
                                           -------       -------     -------
  Diluted earnings (loss) per share:       $   .20       $   .06     $  (.11)
                                           =======       =======     =======
Weighted average common shares
   outstanding, basic                    3,978,199     3,825,727   3,784,962
                                         =========     =========   =========
Weighted average common shares
   outstanding, diluted                  4,318,787     4,024,795   3,784,962
                                         =========     =========   =========


























              The accompanying notes are an integral part of the consolidated financial statements.
                                        F-5

                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004


                      Class A           Class B
                  Preferred Stock   Preferred Stock      Common Stock
                 Shares    Amount   Shares   Amount     Shares     Amount

Balance,
  June 30, 2003    2,000     $  1     1,000     $  -    3,784,962     $379
     Net loss          -        -         -        -            -        -
                   -----     ----     -----     ----    ---------     ----
Balance,
  June 30, 2004    2,000        1     1,000        -    3,784,962      379
  Issuance of
   common
   stock               -        -         -        -      193,237       19
     Net income        -        -         -        -            -        -
                   -----     ----     -----     ----    ---------      ---
Balance,
  June 30, 2005    2,000        1     1,000        -    3,978,199      398
  Costs in
   connection
   with 2005
   common stock
   issuance            -        -         -        -            -        -
Stock-based
   compensation        -        -         -        -            -        -
     Net income        -        -         -        -            -        -
                   -----     ----     -----     ----    ---------     ----
Balance,
  June 30, 2006    2,000     $  1     1,000     $  -    3,978,199     $398
                   =====     ====     =====     ====    =========     ====





       The accompanying notes are an integral part of the consolidated financial statements.
                                   F-6/1















                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004 continued


                 Additional                     Total
                 Paid-in         Accumulated    Shareholders'
                 Capital         Deficit        Equity

Balance,
  June 30, 2003  $17,691,972     $(10,375,389)  $  7,316,963
                           -         (425,220)      (425,220)
                 -----------     ------------   ------------
Balance,
  June 30, 2004   17,691,972      (10,800,609)     6,891,743
  Issuance of
   common
   stock             328,472                -        328 491
     Net income            -          223,639        223,639
                 -----------     ------------   ------------
Balance,
  June 30, 2005   18,020,444      (10,576 970)     7,443,873
                 -----------     ------------   ------------
 Costs in
   connection
   with 2005
   common stock
   issuance          (19,432)               -        (19,432)
  Stock-based
   compensation       46,098                -         46,098
     Net income            -          858,399        858,399
                 -----------     ------------   ------------
Balance,
  June 30, 2006  $18,047,110     $ (9,718,571)  $  8,328,938
                 ===========     ============   ============

















 The accompanying notes are an integral part of the consolidated financial statements.
                                F-6/2

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004

                                             2006          2005        2004
                                             ----          ----        ----
Cash flows from operating activities:                   (revised)   (revised)

  Income (loss) from continuing
   operations                         $   858,399   $   184,066  $  (54,626)
  Adjustments to reconcile income
   (loss) to net cash (used in)
   provided by operating activities
   from continuing operations:
  Depreciation                            424,315       447,136      393,698
  Amortization                             89,398       100,540      117,208
  Stock-based compensation expense         46,098             -            -
  (Gain) loss on disposal of property,
   plant, and equipment                    (9,814)        7,486        4,095
  Deferred income tax                    (600,000)      151,000       34,000
  Minority interest                        99,660       115,793      200,172
  Changes in working capital           (1,068,760)      118,693      (69,127)
                                      -----------   -----------  -----------
 Net cash flows (used in) provided by
  operating activities from continuing
  operations                             (160,704)    1,124,714      625,420
                                      -----------   -----------  -----------
Cash flows from investing activities:

 Acquisition of pharmacy                 (400,000)            -            -
 Purchase of property, plant and
     equipment, net                      (458,135)     (409,989)     (493,260)
 Net change in advances due from
     related companies                          -             -       44,858
                                      -----------   -----------  -----------
 Net cash used in investing activities   (858,135)     (409,989)    (448,402)
                                      -----------   -----------  -----------
Cash flows from financing activities:

 Proceeds from issuance of common
  stock                                         -       400,000            -
 Expenses in connection with issuance
  of common stock                         (19,432)      (71,509)           -
 Proceeds from issuance of long-term
     debt                                       -        17,075            -
 Payments on long-term debt              (143 056)     (225,441)    (286 268)
                                      -----------   -----------   ----------
Net cash (used in) provided by
  financing activities                   (162,488)      120,125     (286,268)
                                      -----------   -----------   ----------
Net cash flows provided by (used in)
  discontinued activities                   1,541      (111,027)     (38,412)
                                      -----------   -----------   ----------
The accompanying notes are an integral part of the consolidated financial
statements.                          continued
                                        F-7

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                          2006          2005        2004
                                          ----          ----        ----
Net (decrease) increase in cash      (1,179,786)      723,823      (147,662)
Cash at beginning of year             1,993,905     1,270,082     1,417,744
                                     ----------    ----------    ----------
Cash at end of year                  $  814,119    $1,993,905    $1,270,082
                                     ==========    ==========    ==========

 Changes in working capital:
  Accounts receivable, net           $ (850,142)   $ (165,660)   $   21,208
  Inventories, net                      (85,193)      (83,605)      (94,948)
  Prepaid expenses and other current
   assets                                 1,950        90,552      (105,798)
  Accounts payable                     (265,221)      141,087       160,321
  Accrued payroll and related taxes      83,769        84,674       (19,579)
  Accrued expenses and other liabilities  1,684       (18,962)       51,422
  Income tax payable                     44,393        70,607       (81,753)
                                    -----------    ----------     ---------
Net change                          $(1,068,760)   $  118,693    $  (69,127)
                                    ===========    ==========    ==========
  Supplemental disclosures of cash flow information:

Cash paid during the year for:

  Interest                              $   12,498    $   20,573     $   38,969
                                        ==========    ==========     ==========
  Income taxes                          $  377,019    $   87,000     $  160,000
                                        ==========    ==========     ==========
Supplemental schedule of non-cash investing and financing activities:

The acquisition of a pharmacy in 2006 is summarized as follows:

  Inventory                               $  310,249
  Property, plant and equipment              168,500
  Prescription lists                         331,500
  Long-term debt                            (410,249)
                                          ----------
      Cash paid for acquisition           $  400,000
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

    Inventories
    -----------

     Inventories consist primarily of pharmaceuticals, medical equipment and supplies. Pharmacy inventories are at the last-in, first-out method (LIFO). The balance of the inventories are stated at the lower of cost (first-in, first-out method) or market. Reserves reduce the inventories to market value are based on current inventory levels and to historical usage for the various inventory types.



                                     continued
                                        F-9
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

   Property, plant and equipment
    -----------------------------

     The cost of property, plant and equipment is depreciated over the estimated useful lives on the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or term of the leases.

    Goodwill and other intangible assets
    ------------------------------------

     Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company also has certain finite-lived intangible assets that are amortized over their useful lives.

    Impairment of long-lived assets
    -------------------------------
     Property, plant, equipment, goodwill and amortizable intangible assets are reviewed for impairment in the fourth quarter and whenever events or circumstances indicate the carrying amount may not be recoverable. If the sum of the expected un-discounted cash flows is less than the carrying value of the related assets or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets.

     No impairments were recognized in the years ended June 30, 2006, 2005 and 2004.

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

     The Company also recognizes sales from non-cash transactions wherein the pharmacy segment dispenses pharmaceuticals from its inventory provided to non-profit organizations through certain governmental programs treating needy


                                   continued
                                      F-10
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued

    ------------------------------------------
    Revenue recognition, continued
    -------------------

patients. The Company receives a dispensing fee, a percentage of the costs of the medication and the replacement of the pharmaceuticals. The dispensing fee and the percentage of the prescription cost are recorded as sales. The replacement of the pharmaceuticals received are recorded at cost.

     The Company recognizes dispensing fees when it fills prescriptions for non-profit agencies on a per prescription basis and receives a dispensing fee for each prescription filled. In one contract, the Company also receives a stipulated monthly amount per patient.

     For medical sales, the Company recognizes revenue on the sale of its goods and services, net of estimated costs of returns, allowances and sales incentives, when products are shipped to customers. The Company generally sells its products on open accounts under credit terms customary to the industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to secure its customers receivables.

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

    Delivery, shipping and handling costs
    -------------------------------------

     The cost of delivery, shipping and handling to customers by the Company is classified as selling, general and administrative expenses. The cost of delivery expenses was approximately $694,460 $545,095 and $521,620 for the years ended June 30, 2006, 2005 and 2004. The cost of shipping and handling expenses, including payments to third parties, was approximately $205,540, $246,904 and $221,534 for the years ended June 30, 2006, 2005 and 2004.


                                     continued
                                        F-11
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Advertising
    -----------
     Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, were approximately $631,000, $442,000 and $661,000 for the years ended June 30, 2006, 2005 and 2004.

    New store openings
    ------------------
     Costs incurred prior to opening of a new location and costs associated with remodeling a location are charged against earnings as incurred as general and administrative expenses.

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

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Stock based compensation, continued
    ------------------------

companies to record compensation expense for stock options issued to employees or non-employee directors at the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

     The Company adopted SFAS No. 123R using the "modified prospective application" and therefore financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company's income before income taxes and net income for the year ended June 30, 2006 was $46,098 and $30,425 lower than if it had continued to account for share-based compensation under APB No. 25. If the Company had not adopted SFAS No. 123R, basic earnings per share for the year ended June 30, 2006 would have remained unchanged and diluted earnings per share would have increased $.01.

     Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below for the years ended June 30:
                                    2005           2004
   Net income (loss):              ----           ----
     As reported                 $ 223,639      $(425,220)
                                 =========      =========
     Pro forma                   $ 204,911      $(480,879)
                                 =========      =========
   Basic income (loss)
     per share:
     As reported                 $     .06      $    (.11)
                                 =========      =========
     Pro forma                   $     .05      $    (.13)
                                 =========      =========
 Diluted income (loss)
   per share:
     As reported                 $     .06      $    (.11)
                                 =========      =========
     Pro forma                   $     .05      $    (.13)
                                 =========      =========
   The weighted average grant date fair market value for options granted was $1.75 and $2.46 for the years ended June 30, 2005 and 2004.

     The fair value of stock options in the pro forma accounts for the years ended June 30, 2005 and 2004 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock




                                     continued
                                        F-13
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

    Stock based compensation, continued
    ------------------------

option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                   2005           2004
                                   ----           ----
   Risk-free interest               3.5%           3.6%
   Dividend yield                     0%             0%
   Expected volatility              108%           112%
   Expected life (years)              5              5

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

     In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is in the process of


                                     continued
                                        F-14
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------

Recent Accounting Pronouncements, continued
--------------------------------

evaluating the impact of adoption of FIN 48 will have on the consolidated financial statements.


     Reclassifications
     -----------------
     Prior year information is reclassified whenever necessary to conform to current year's presentation.

     Revisions
     ---------
     The Company revised its consolidated statements of cash flows for the years ended June 30, 2005 and 2004 to separately disclose the cash flows attributable to discontinued operations below net cash flows (used in) provided by financing activities. The Company previously reported these amounts in net cash flows provided by operating activities in its report on Form 10-K for the years ended June 30, 2005 and 2004.

3.  Restricted Assets and Uncertainties
    -----------------------------------

     The Pharmacy acquisition agreement, described below, includes provisions whereby the pharmacies are able to restrict the transfer of funds to the parent or to other subsidiaries any funds in excess of their required management fees.SEC Regulation S-X, Rule 5-04, requires disclosure of condensed financial statements of the Parent when restricted assets exceed 25% of consolidated net assets. See Schedule I for Condensed Financial Information of Nyer Medical Group, Inc.

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders ("Shareholders") or the Company. The fifth seat on the board is vacant.

     As part of this associated agreement, the Company and the Shareholders will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.




                                     continued
                                        F-15
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Assets and Uncertainties, continued
    -----------------------------------
     The agreement also provides for the operations of the subsidiary, including cash management, to be managed by the Shareholders.

     The Shareholders of D.A.W. had employment agreements which expired in August 2006. When the agreements expired, the employees had the right to require the Company to purchase all or any portion of their shares of D.A.W.

     The Company and the Shareholders are presently negotiating employment agreements and/or a buy out agreeable to all parties. There is no assurance that the Company will be able to successfully negotiate employment agreements and/or raise the capital necessary to buy out the Shareholders.

     Subsequent events
     -----------------
     In August 2006, the Company entered into an Agreement with the Shareholders with following main points:

     The Company acknowledges that 100% of the shares of the Subsidiaries held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.

     The Shareholders agree to refrain from requiring the Company to immediately pay the fair market value of the Put Shares until the earlier of
(i) the closing of the transaction(s) among the Company, the Shareholders and the Subsidiaries to purchase all of the shares held by the Shareholders in the Subsidiaries (the "Purchase"), and (ii) July 15, 2007.

     The Company agrees to pay the following: $16,665 per month from the first business day of August, 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per calendar month from and after December 16, 2006 - until the closing of the Purchase.

     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments. These will be repaid by the Company to D.A.W., with interest.

     The Company pledges 2.5 percent of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments.

     The parties to the Agreement agreed that the fair market value of all of the shares of the Subsidiaries held by the Shareholders is $4 million.

      Should an agreement not be reached, the Company will be faced with a number of uncertainties:

     If an agreement has not been finalized by July 15, 2007, the Shareholders could seek employment elsewhere. This would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an

                                     continued
                                        F-16
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Assets and Uncertainties, continued
    -----------------------------------

     Subsequent events
     -----------------
entire new management team.

     Three of the store leases are expiring in fiscal year 2007, including the largest and most profitable one, which is owned by the mother of D.A.W.'s president. If an agreement is not negotiated, this lease may not be renewed.

     There is no assurance that D.A.W. will be able to renew the other leases at terms acceptable to management.

4.  Inventories
    -----------
Inventories consisted of the following at June 30:

                                      2006              2005
                                      ----              ----
      Pharmacies                   $ 6,665,812        $ 6,023,696
      Medical                          540,520            565,413
                                   -----------        -----------
                                     7,206,332          6,589,109
      Less LIFO reserves            (1,052,735)          (830,954)
                                   -----------        -----------
                                   $ 6,153,597        $ 5,758,155
                                   ===========        ===========

     The Pharmacies use the last-in, first-out ("LIFO") method of accounting for its inventories. At June 30, 2006 and 2005, inventories were $1,052,735 and $830,954, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The LIFO charge was $221,781, $128,061 and $128,025 for the years ended June 30, 2006, 2005 and 2004, respectively.

     In 2002, the pharmacies executed an agreement with its major supplier to purchase pharmaceuticals for a period of five years. Payment for merchandise delivered is secured by a first priority interest in all of the pharmacy's assets. The pharmacies have committed to purchase at least $2,000,000 monthly from this supplier. If the relationship with this supplier was disrupted, management believes it has at least three competitive suppliers who could fulfill their inventory needs at no additional expense.








                                     continued
                                        F-17
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property, plant and equipment
    -----------------------------
Property, plant and equipment consisted of the following at June 30:

                                                              Estimated
                                     2006           2005        lives
                                     ----           ----        -----
  Land                          $   92,800     $   92,800         -
  Building                         658,566        658,566      15 years
  Leasehold improvements         1,469,109      1,299,847      5-15 years
  Fixtures and equipment         1,525,913      1,154,217      2-10 years
  Transportation equipment         250,424        273,262      3-5 years
                                ----------     ----------
                                 3,996,812      3,478,692
  Less accumulated
   depreciation                 (2,505,813)    (2,169,864)
                                ----------     ----------
                                $1,490,999     $1,308,828
                                ==========     ==========

    Depreciation expense was $424,315, $447,136 and $393,698 for the years ended
June 30, 2006, 2005 and 2004.


6.  Other intangibles
    -----------------

The following is a summary of other intangible assets:

                   Weighted Average
June 30, 2006       Amortization               Accumulated
                    Period (years)   Cost      Amortization      Net

Prescription lists        9.8    $  751,500      $156,132      $595,368
Non-compete agreements    1.8       340,000       244,733        95,267
                                 ----------      --------      --------
    Totals                       $1,091,500      $400,865      $690,635
                                 ==========      ========      ========
                   Weighted Average
June 30, 2005       Amortization               Accumulated
                    Period (years)   Cost      Amortization      Net

Prescription lists      10.8     $  528,000      $223,826      $304,174
Non-compete agreements   2.8        750,100       605,741       144,359
                                 ----------      --------      --------
    Totals                       $1,278,100      $829,567      $448,533
                                 ==========      ========      ========
     In connection with the purchase of a pharmacy , the Company acquired a prescription list for $331,500, which is amortized over its estimated useful life of 10 years.

                                      continued
                                        F-18
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Other intangibles, continued
    -----------------

     In 2006, the Company removed fully amortized intangibles.

     Amortization expense of intangible assets was approximately $89,398, $100,540 and $117,200 for the years ended June 30, 2006, 2005 and 2004.

     Based on the balance of intangible assets at June 30, 2006, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                      Year           Amortization amount
                      ----           -------------------
                      2007                $120,000
                      2008                  97,000
                      2009                  61,000
                      2010                  61,000
                      2011                  61,000
                    Thereafter             290,635
                                          --------
                        Total             $690,635
                                          ========
7.  Long-Term Debt
    --------------

     In October 2004, the Company's medical segment obtained a $300,000 line of credit, which is collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established
for this purpose.   The interest rate for the line of credit is the Wall Street
Journal Prime Rate.  The line expires November 30, 2006.  The Company intends to
renew the line of credit. As of the date of this report, the Company has not drawn on the line of credit.
Long-term debt consisted of the following at June 30:
                                                          2006         2005
                                                          ----         ----
Note payable in equal monthly installments of
    $11,396 plus interest on the unpaid balance at
    6%.  The note matures in March 2009.               $ 387,457    $       -

Note payable in equal monthly installments of
    $4,000 plus interest on the unpaid balance at
    5%.  The note matures in April 2008, and
    is collateralized by pharmacy inventory.              88,000      136,000

Note payable in equal monthly installments of
    $4,167 plus interest on the unpaid balance at
    6%.  The note matures in June 2006, and
    is collateralized by pharmacy inventory.                   -       50,000

                                     continued
                                        F-19
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt, continued
    --------------
                                                          2006         2005
Mortgage payable in equal monthly installments of         ----         ----
    $4,675 including interest at 8 1/4%
    collateralized by land and building.  Final
    payments were made in fiscal 2006.                         -       16,638
Note payable in various installments at rates
    ranging up to 8%, collateralized by a vehicle.         7,010       12,637
                                                      ----------   ----------

      Total debt                                         482,467      215,275
        Less current portion                             190,728      120,265
                                                       ---------    ---------
                                                       $ 291,739    $  95,010
                                                       =========    =========
     At June 30, 2006, the following were the maturities of debt:

                     2007                              $ 190,728
                     2008                                177,782
                     2009                                113,957
                                                       ---------
                                                       $ 482,467
                                                       =========
8.  Discontinued operations

     Discontinued operations consist of wholesale and retail sale of equipment and supplies to emergency medical services, fire departments and police departments (fire and police segment).

     During fiscal 2004, the Company evaluated the declining sales and continuing losses for this segment and closed all locations. The segment has been accounted for as discontinued operations and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

      The following table shows assets and liabilities for discontinued operations for the years ended June 30:
                                              2006          2005
                                              ----          ----
   Inventory, net                          $      -       $ 22,760
                                           --------       --------
       Total assets                        $      -       $ 22,760
                                           ========       ========
   Accounts payable                        $251,957       $251,957
   Accrued expenses and other
     liabilities                             46,671         67,890
                                           --------       --------
       Total liabilities                   $298,628       $319,847
                                           ========       ========
                                        continued
                                        F-20


                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Discontinued operations, continued
    -----------------------

     The following table shows a comparison of sales, cost of goods sold, selling, general and administrative expenses, interest expense and interest income for discontinued operations for the years ended June 30:

                              2006         2005         2004

Sales                     $         -   $        -   $1,424,432
Cost of goods sold        $         -   $        -   $1,214,915
Selling, general and
 administrative expenses  $         -   $        -   $  548,429
Interest expense          $         -   $        -   $   21,985
Interest income           $         -   $        -   $     (562)

9.  Employee Benefit Plan
    ---------------------

     The Company has a deferred salary arrangement under Section 401(k) ("Employee Plan") of the Internal Revenue. Participants may elect to contribute up to 20% of their eligible compensation, as defined. Also, the Company will make certain matching contributions. The Company's matching contributions to the 401(k) plan were $181,278, $151,638 and $139,171 for the years ended June 30, 2006, 2005 and 2004, respectively.

10.  Income taxes
     ------------

     The provision for income taxes from continuing operations is as follows for the years ended June 30:
                                        2006        2005         2004
  Current tax expense (benefit):
      Federal                        $ 259,820    $  40,570    $ (34,000)
      State                             94,000      126,000       94,247
                                     ---------    ---------    ---------
                                       353,820      166,570       60,247
  Deferred tax (benefit) expense:    ---------    ---------    ---------
      Federal                         (494,000)     151,000       34,000
      State                           (106 000)           -            -
                                     ---------    ---------    ---------
                                      (600,000)     151,000       34,000
                                     ---------    ---------    ---------
                                     $(246,180)   $ 317,570    $  94,247
                                     =========    =========    =========





                                     continued
                                        F-21

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Income taxes, continued
     ------------

     A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows for the years ended June 30:
                                        2006        2005         2004
Statutory federal income tax rate       (34)%        34 %        (34)%
Increase (decrease) in taxes
 resulting from:
  State tax, net of federal tax
   effect                                (9)%         18 %        (22)%
  Valuation allowance                    84 %         (2)%          - %
  Other                                  (6)           -            -
  Utilization of NOL                      - %          - %         34 %
                                         ---          ---          ---
Effective income tax rate                35 %         50 %        (22)%
                                         ===          ===          ===
    The tax effects of temporary differences that gives rise to significant portions of deferred taxes is as follows for the years ended June 30:

                                        2006        2005         2004
Gross deferred tax assets:

  Depreciation                      $ 270,000    $ 191,000   $  158,000
  Intangible asset amortization       216,000      162,000      181,000
  Inventory allowance                 206,000      157,000      179,000
  Accounts receivable allowance        49,000       79,000      157,000
  Other                                51,000       53,000       10,000
  Net operating losses                 30,000            -      134,000
  Valuation allowance                (206,000)    (642,000)    (668,000)
                                     --------     --------    ---------
    Total deferred tax assets         616,000            -      151,000
                                     --------     --------    ---------
Gross deferred tax liabilities:

  Stock-based compensation            (16,000)           -            -
                                     --------     --------   ----------
    Totals tax liabilities            (16,000)           -            -
                                    ---------    ---------   ----------
  Net deferred taxes                $ 600,000    $       -   $  151,000
                                    =========    =========   ==========
     Property, plant and equipment and intangibles are generally depreciated or amortized for longer periods for tax purposes than for financial reporting purposes, thereby creating a deferred tax asset.

     In the fourth quarter, the Company determined that based on the weight of available evidence, it is more likely than not, that some portion of the deferred tax assets will be realized and adjusted the valuation allowance to reflect a net deferred tax asset of $600,000.

     The valuation allowance includes certain state tax NOLs and certain tax assets which may not be realizable.
                                      continued
                                        F-22
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Shareholders' equity

     Class A preferred stock

     Total authorized shares are 5,000, par value $.001; 2,000 shares are outstanding. Each share has voting rights equal to 1,000 shares of common stock.

     Class B preferred stock

     Total authorized shares are 2,500,000, par value $.001; 1,000 shares are outstanding and have been designated as Series 1 Class B Preferred Stock. Each share has voting rights equal to 2,000 shares of common stock.

     Common stock

     Total authorized shares are 25,000,000, par value $.0001; 3,978,199 shares are outstanding.

     In April 2005, the Company sold to investors, 193,237 shares of common stock at $2.07 per share. The net proceeds were $328,472 after expenses. The Company also agreed to file a registration statement with the Securities and Exchange Commission no later than November 15, 2005 to permit resales of the common stock by the investors, including the common stock issuable upon exercise of the warrants noted below. The Company filed the registration statement on November 3, 2005 and incurred expenses of $19,432.

     Stock options and warrants

     In April 2005, the Company granted to the above investors, warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share. The exercise price of the warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the warrants.

     At June 30, 2006, the Company has outstanding 150,000 stock options that were granted in 1999 to a third party in connection with consulting services. The options are exercisable at $1.71 per share and expire in December 2013.
The options have registration rights with respect to any shares of common stock issuable upon exercise. No options have been exercised as of June 30, 2006.

12. Stock options plans

     The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company's common stock. The 1993 Stock Option Plan was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000, and is subject to adjustment as set forth therein. Under
                                     continued
                                        F-23
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options plans, continued

the 2002 plan, automatic options vest semi-annually to all directors and certain officers and expire in ten years from the date of grant. Except with respect to certain incentive stock options ("ISOs"), options under the 1993 plan expire 10 years from the date of grant. Under the 1993 plan, except for ISOs, the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 plan. Under the 2002 plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 plan) of the common stock of the Company on the date of the grant.
     The following table summarizes stock options outstanding and exercisable at June 30, 2006:
                       Outstanding stock options      Exercisable stock options
                             Weighted                        Weighted
                             average     Weighted            average   Weighted
    Exercise                 remaining   average             remaining  average
    price                   contractual  exercise          contractual exercise
    range             Shares    life      price       Shares     life    price

    $ 1.29-$1.95      720,000    7.0      $ 1.70      716,000     7.0    $ 1.70
    $ 2.10-$3.38      138,000    6.7      $ 2.80       96,000     6.7    $ 2.80
    $ 4.75 $6.88      638,600    2.0      $ 6.24      638,600     2.0    $ 6.24
    $16.75             36,000     .3      $16.75       36,000      .3    $16.75
                    ---------                       ---------
                    1,532,600                       1,486,600
                    =========                       =========
     A summary of changes in common stock options for the years ended June 30:

                    2006                      2005                     2004
                    ----                      ----                     ----
            Weighted average         Weighted average       Weighted average
        Shares  exercise price   Shares  exercise price Shares  exercise  price

Outstanding
 at the
 beginning
 of the year 1,570,600   $3.98     1,528,600      $4.01    1,569,600     $4.05
Granted         36,000    2.72        52,000       2.68       24,000      3.01
Canceled       (74,000)   1.92       (10,000)      2.37      (65,000)     4.46
             ---------             ---------               ---------
Outstanding
 at the end
 of the year 1,532,600   $4.05     1,570,600      $3.98    1,528,600     $4.01
             =========             =========               =========





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

13.  Earnings per share

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at June 30:
                                     2006         2005         2004

Weighted average number of
 common shares used in
 basic EPS                        3,978,199     3,825,727    3,784,962
Stock options                       340,588       199,068            -
                                  ---------     ---------    ---------
Weighted average number of
 common shares used in
 diluted EPS                      4,318,787     4,024,795    3,784,962
                                  =========     =========    =========

    If the Company had had net income in 2004, incremental shares attributable to the exercise of outstanding stock options would have increased diluted shares outstanding by 214,231 shares.

14.  Significant concentrations

     The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2006, the top five third-party payors accounted for approximately 63% of the Company's total sales, the largest of which represented 20% of total sales. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers, and typically represent several health care contracts and customers. Any significant loss of third-party payor business would have a material adverse effect on the Company's business and results of operations.

     During the year ended June 30, 2006, the pharmacies purchased inventory from a single supplier, amounting to $38.7 million or 88.2% of total inventory purchased, under a contract expiring February 2007 (See note 4). With limited exceptions, the pharmacies have contracted to purchase all of its branded pharmaceutical products from this supplier. If the relationship with this supplier was disrupted, management believes it has at least three competitive suppliers who could fulfill their inventory needs at no additional expense.

     During the years ended June 30, 2005 and 2004, under a contract expiring February 2007, the pharmacies purchased inventory from a single supplier, amounting to $36.3 million (86% of total inventory purchased) and $36.1 million (86% of total inventory purchased), respectively.

     During the year ended June 30, 2006, the Company maintained cash balances in excess of the Federally insured limits. The funds are with major money center banks. Consequently, the Company does not believe that there is a significant risk in having these balances in excess of the Federally insured limits.
                                     continued
                                        F-25
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies

     Operating leases

     The Company rents office, store, warehouse space and equipment with varying lease expiration dates through May of 2012. Generally, the leases have options to extend the lease terms. Seven of the locations have renewable lease options. Total lease expense was $1,101,600, $1,022,765 and $966,194 for the years ended June 30, 2006, 2005 and 2004.

     Future minimum lease payments at June 30, 2006 are as follows:
                    2007                       $1,085,000
                    2008                          975,000
                    2009                          861,000
                    2010                          587,000
                    2011                          315,000
                    Thereafter                     11,000
                                               ----------
                                               $3,834,000
                                               ==========
     Legal proceedings
     -----------------

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     In April, 2006, a former pharmacy employee filed a civil action against the pharmacy segment in the United States District Court for the District of Massachusetts, alleging that the pharmacy segment improperly classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act ("FLSA") and failed to make overtime payments to them under the FLSA and an analogous state law. The former employee seeks payment of overtime from April 2003 through April 2006, penalties and attorney's fees. The action originally was brought as a class action. At a status conference before the court on September 25, 2006, the plaintiffs' counsel stated that the former employee will not seek certification of a class and, therefore, that the claim will proceed solely on behalf of the former employee. Based on this representation, the Company has concluded that the claim is not material.

     In April, 2006, the former employee also filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee was subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge. On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint seeks back pay, emotional distress and punitive damages and attorneys' fees in
                                     continued
                                        F-26
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal proceedings, continued
-----------------

unspecified amounts. The pharmacy segment filed its answer on September 14, 2006, and discovery has commenced. The likelihood of success of this litigation matter has not yet been determined. Accordingly the Company cannot determine at this time if the claim is material.

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

17. Business segments

     The Company had two business segments for years June 30, 2006, 2005, and 2004: (1) pharmacies and (2) medical. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the years ended June 30:

                                   2006          2005          2004
Net Revenues                       ----          ----          ----
     Pharmacies                 $56,422,211   $52,893,153   $53,220,507
     Medical                      7,174,764     8,290,872     8,466,751
                                -----------   -----------   -----------
                                $63,596,975   $61,184,025   $61,687,258
                                ===========   ===========   ===========
Operating income (loss)
     Pharmacies                 $   941,626   $ 1,160,955   $ 1,217,442
     Medical                        235,169       (57,052)     (344,043)
     Corporate                     (548,456)     (511,503)     (648,780)
                                -----------   -----------   -----------
                                $   628,339   $   592,400   $   224,619
                                ===========   ===========   ===========
Identifiable assets
     Pharmacies                 $13,186,343   $12,124,734   $11,321,180
     Medical                      1,533,770     1,783,469     1,996,010
     Corporate                      729,397       445,984       535,744
                                -----------   -----------   -----------
                                $15,449,510   $14,354,187   $13,852,934
                                ===========   ===========   ===========

                                     continued
                                        F-27
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Business segments, continued
                                    2006          2005         2004
                                    ----          ----         ----
Capital expenditures
     Pharmacies                 $   453,845   $   385,709   $   466,403
     Medical                          4,290        24,280        26,857
                                -----------   -----------   -----------
                                $   458,135   $   409,989   $   493,260
                                ===========   ===========   ===========
Depreciation and Amortization
     Pharmacies                 $   445,319   $   463,230   $   426,479
     Medical                         68,394        82,845        83,619
     Corporate                            -         1,601           808
                                -----------   -----------   -----------
                                $   513,713   $   547,676   $   510,906
                                ===========   ===========   ===========
Interest income
     Pharmacies                 $    17,371   $    19,955   $    24,957
     Medical                          2,067        32,639        19,574
     Corporate                        2,067             -         1,121
                                -----------   -----------   -----------
                                $    21,505   $    52,594   $    45,652
                                ============  ===========   ===========
Interest expense
     Pharmacies                 $    11,865   $    13,219   $    24,919
     Medical                            964         6,860        12,940
                                -----------   -----------   -----------
                                $    12,829   $    20,079   $    37,859
                                ===========   ===========   ===========
Income tax (benefit) expense
     Pharmacies                 $   390,050   $   448,848   $    94,247
     Medical                         69,300       (11,600)            -
     Corporate                     (705,530)     (119,678)            -
                                   (246,180)      317,570        94,247
                                -----------   -----------   -----------
     Discontinued                         -        17,970             -
                                $  (246,180)  $   335,540   $    94,247
                                ===========   ===========   ===========





                                     continued
                                        F-28









                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.  Selected quarterly data (unaudited)

          2006               First       Second        Third       Fourth
                            Quarter      Quarter      Quarter      Quarter
Net sales                 $15,176,449  $15,686,684  $15,755,900  $16,977,942
                          ===========  ===========  ===========  ===========
Gross profit              $ 3,510,020  $ 3,784,018  $ 3,843,548  $ 3,746,089
                          ===========  ===========  ===========  ===========
Net income                $    87,097  $    98,596  $   101,061  $   571,645
                          ===========  ===========  ===========  ===========
Basic income per share:   $       .02  $       .03  $       .03  $       .14
                          ===========  ===========  ===========  ===========
Diluted income per share: $       .02  $       .02  $       .02  $       .14
                          ===========  ===========  ===========  ===========
2005
Net sales                 $15,188,611  $15,528,903  $15,114,121  $15,352,390
                          ===========  ===========  ===========  ===========
Gross profit              $ 3,251,671  $ 3,570,728  $ 3,385,735  $ 3,522,817
                          ===========  ===========  ===========  ===========
Income (loss) from
  continuing operations   $    64,050  $   129,746  $    17,154  $   (26,884)
                          ===========  ===========  ===========  ===========
Net gain from discontinued
  operations              $         -  $         -  $         -  $    39,573
                          ===========  ===========  ===========  ===========
Net income (loss)         $    64,050  $   129,746  $    17,154  $    12,689
                          ===========  ===========  ===========  ===========
Basic and diluted income
  (loss) per share:
  Continuing operations   $       .02  $       .03  $       .01  $      (.01)
                          ===========  ===========  ===========  ===========
  Discontinued operations           -            -            -          .01
                          ===========  ===========  ===========  ===========
  Basic and diluted income
  (loss) per share:       $       .02  $       .03  $       .01  $       .00
                          ===========  ===========  ===========  ===========
         2004
Net sales                 $15,241,923  $15,819,684  $15,056,570  $15,569,081
                          ===========  ===========  ===========  ===========
Gross profit              $ 3,390,495  $ 3,219,699  $ 3,303,808  $ 3,422,327
                          ===========  ===========  ===========  ===========
Income (loss) from
  continuing operations   $   219,922  $    49,899  $   (77,397) $  (247,050)
                          ===========  ===========  ===========  ===========
Net loss from discontinued
  operations              $   (37,461) $   (27,192) $   (15,343) $  (290,598)
                          ===========  ===========  ===========  ===========
Net income (loss)         $   182,461  $    22,707  $   (92,740) $  (537,648)
                          ===========  ===========  ===========  ===========



                                     continued
                                        F-29

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Selected quarterly data (unaudited), continued

          2004               First       Second        Third       Fourth
                            Quarter      Quarter      Quarter      Quarter
Basic and diluted income
  (loss) per share:
  Continuing operations   $       .06  $       .01  $      (.02) $      (.06)
                          ===========  ===========  ===========  ===========
Discontinued operations          (.01)        (.01)         .00         (.08)
                          ===========  ===========  ===========  ===========
Basic and diluted income
  (loss) per share:       $       .05  $       .00  $      (.02) $      (.14)
                          ===========  ===========  ===========  ===========



     The net income of $571,645 in the fourth quarter of 2006 includes an adjustment to the valuation allowance to reflect a net deferred income
tax asset of $600,000.   See Note 10.





























                                      continued
                                        F-30




                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NYER MEDICAL GROUP, INC.
                               NYER MEDICAL GROUP, INC.
                       CONDENSED BALANCE SHEET OF THE PARENT
                                  (NOT CONSOLIDATED)

                                    BALANCE SHEET
                               JUNE 30, 2006 and 2005
                                       ASSETS

                                           2006               2005
                                           ----               ----
Current assets:
  Cash                                  $    51,284        $   331,707
  Prepaid expenses and other
   current assets                             8,791              9,439
  Deferred tax asset                        238,000                  -
                                        -----------        -----------
      Total current assets                  298,075            341,146
                                        -----------        -----------
  Goodwill, net                              18,000             18,000
  Deferred tax asset - long-term            362,000
  Other assets                               51,321             64,079
                                        -----------        -----------
                                            431,321             82,079
  Investment in and advances to         -----------        -----------
   subsidiaries                           9,438,546          8,709,802
                                        -----------        -----------
      Total assets                      $10,167,942        $ 9,133,027
                                        ===========        ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2006             2005
Current liabilities:                          ----             ----
  Accrued payroll and related
   taxes                                $         -        $     2,587
  Accrued expenses and other
   liabilities                               55,975             47,591
  Income taxes payable                      135,000             90,607
                                        -----------        -----------
      Total current liabilities             190,975            140,785
                                        -----------        -----------
 Minority interest                        1,648,029          1,548,369
 Shareholders' equity:
  Preferred stock                                 1                  1
  Common stock                                  398                398
  Additional paid-in capital             18,047,110         18,020,444
  Accumulated deficit                    (9,718,571)       (10,576,970)
                                        -----------        -----------
      Total shareholders'
       equity                             8,328,938          7,443,873
                                        -----------        -----------
      Total liabilities and
       shareholders' equity             $10,167,942        $ 9,133,027
                                        ===========        ===========
                                        continued
                                          F-31
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NYER MEDICAL GROUP, INC.,
                                       continued

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED STATEMENTS OF OPERATIONS OF THE PARENT
                                   (NOT CONSOLIDATED)

                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004

                                         2006          2005          2004
                                         ----          ----          ----
Expenses:
  Administrative, less management
   fees paid by subsidiaries
   eliminated in consolidation       $   424,621   $   383,202   $   648,779
                                     -----------   -----------   -----------
  Operating loss                        (424,621)     (383,202)     (648,779)

Other income:
  Interest income                          2,067             -         1,121
  Other                                        -             -         6,523
                                     -----------   -----------   -----------
       Total other income                  2,067             -         7,644
                                     -----------   -----------   -----------
Loss before income taxes                (422,554)     (383,202)     (641,135)
Provision for income tax benefit         705,530       119,678             -
                                     -----------   -----------   -----------
Income (loss) before equity in net
  income of subsidiaries                 282,976      (263,524)     (641,135)

Equity in net income of subsidiaries     575,423       487,163       215,915
                                     -----------   -----------   -----------
Net income (loss)                    $   858,399   $   223,639   $  (425,220)
                                     ===========   ===========   ===========

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENT OF CASH FLOW OF THE PARENT
                                   (NOT CONSOLIDATED)

                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004

                                         2006          2005          2004
                                         ----          ----          ----
Cash used in operations               $  (260,991)  $  (173,444)   $  (343,999)

Financing activities:
   Expenses in connection with
     issuance of common stock             (19,432)      328,491              -
                                      -----------   -----------    -----------
Net (decrease) increase in cash       $  (280,423)  $   155,047    $  (343,999)
                                      ===========   ===========    ===========

                                       continued
                                        F-32

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

2.  Restricted Assets

    This schedule is presented to satisfy SEC Regulation S-X, Rule 5-04, which requires disclosure of condensed financial statements of the Parent when restricted assets exceed 25% of consolidated net assets. The agreements to acquire the pharmacies included provisions whereby the pharmacies are able to restrict the transfer of funds to the parent or other subsidiaries and funds in excess of their required management fees.

























                                    continued
                                        F-33








                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Additions     Additions
               Balance at     Charged to    Charged to  Deductions   Balance at
               Beginning of   Costs and     Other       for payments  End of
               Period         Expenses      Accounts    or Write-offs  Period
Year ended June 30
  2006:
Allowance for
 doubtful accounts
            $  233,000     $       -       $     -     $ (90,000)    $  143,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence
            $  148,000     $       -       $     -     $       -     $  148,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations
            $  200,000     $       -       $     -     $       -     $  200,000
            ==========     =========       =======     =========     ==========
Year ended June 30
  2005:
Allowance for
 doubtful accounts
            $  461,000     $ 107,000       $     -     $(335,000)    $  233,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence
            $  158,000     $       -       $     -     $ (10,000)    $  148,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations
            $  200,000     $       -       $     -     $       -     $  200,000
            ==========     =========       =======     =========     ==========
Year ended June 30
  2004:
Allowance for
 doubtful accounts
            $  318,352     $ 146,648       $     -     $  (4,000)    $  461,000
            ==========     =========       =======     =========     ==========
Allowance for
 doubtful accounts-
 discontinued
 operations
            $   50,000     $       -       $     -     $ (50,000)    $        -
            ==========     =========       =======     =========     ==========
                                     continued
                                        F-34
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

continued
                              Additions     Additions
               Balance at     Charged to    Charged to  Deductions   Balance at
               Beginning of   Costs and     Other       for payments  End of
               Period         Expenses      Accounts    or Write-offs  Period


Allowance for
 inventory
 obsolescence
            $   98,000     $  60,000       $     -     $       -     $  158,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations
            $  220,000     $ 185,000       $     -     $(205,000)    $  200,000
            ==========     =========       =======     =========     ==========


     The FASB 109 Valuation Allowance has been omitted because such information is disclosed in Note 10 to the Consolidated Financial Statements.




























                                        F-35


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

ITEM 9B.  Other Information.

          Not applicable.



























                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age           Position

         Karen L. Wright                44           President, Treasurer,
                                                     Vice-President-Finance,
                                                     Vice-President-Operations,
                                                     Assistant Secretary and
                                                     Director

          Robert Landis                  47          Director

          Donald C. Lewis, Jr.           68          Director

          Kenneth L. Nyer, M.D.          48          Director

          James Schweiger                71          Director

          Gerald Weston                  63          Director

     Mr. Samuel Nyer resigned from the Board of Directors and as Chairman of the Board of Directors of the Company effective December 5, 2005. Also, effective December 5, 2005, the Company entered into a Consulting Agreement with Mr. Nyer and his employment with the Company was terminated. He became a consultant to the Company with a non-officer title of Chairman Emeritus. Mr. Nyer is to be retained as a consultant of the Company for a period of two years and shall receive a consulting fee of $17,500 per year. His vacancy has not been filled.

     Mr. Mark Dumouchel resigned from the Board of Directors effective October 4, 2005. The Company and the minority shareholders of D.A.W., Inc. (which shareholder group includes Mr. Dumouchel) are presently attempting to negotiate employment agreements and/or a buyout agreeable to all parties. Mr. Dumouchel believes that a conflict of interest may exist if he continued as a member of the board of directors of the Company during these negotiations, and, therefore, he decided to resign his position as a director of the Company to avoid this potential conflict. His vacancy has not been filled.

     The Company's Board of Directors is divided into three classes of directors. Ms. Wright's term expires in 2006, Messrs. Landis and Ken Nyer's term expires in 2007, and Messrs. Lewis, Schweiger and Weston's term expires in 2008. There are two vacancies.

     Karen L. Wright has been President of the Company and subsidiaries, with the exception of D.A.W., since September 2004. She has been a director of the Company since November 2004. She has been treasurer of the Company since 1991 and vice-president of finance and assistant secretary of the Company since January 1997 and vice-president of operations since 2001. She served on the Board from April 1997 to September 2001. She has been the Company's chief operating officer since October 2001. She was a director of Nyle from 1998 until October 2004. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time, Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

     Robert J. Landis has been a director of the Company since December 2004. Mr. Landis is also a member of the Audit Committee and Chairman of the Compensation Committee. Mr. Landis has served as Chairman of the Board of Directors since January 2000 and as Chief Financial Officer and Treasurer since July 1998 of Comprehensive Care Corporation ("CompCare"). CompCare provides behavioral health, substance abuse, and employee assistance programs for governmental agencies, managed care companies and employer groups throughout the United States. Headquartered in Tampa, Florida, CompCare operates regional service centers in Connecticut, Florida, Michigan, and Texas. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc from November 1988 to July 1998. Mr. Landis is a Certified Public Accountant. He received a Bachelors Degree in Business Administration from the University of Southern California in 1981 and a Masters Degree in Business Administration from California State University at Northridge in 1990.

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



   Delinquent Filings

    No person who, during the fiscal year ended June 30, 2006, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year.

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

     Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The code of ethics, which the Company calls its Code of Conduct and Ethics Policy, is filed as an exhibit to this report on Form 10-K. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.
ITEM 11.  Executive Compensation.

     The following table sets forth certain information with respect to the annual and long-term compensation paid by the Company for services rendered during the years ended June 30, 2006, 2005, 2004 and 2003. No other executive officer received compensation exceeding $100,000 during the years ended June 30, 2006, 2005, 2004 and 2003.
                              Summary Compensation Table
                      Annual Compensation              Long Term Compensation
                                                          Awards
(a)              (b)     (c)          (d)       (e)           (g)
Name and                                        Other           Securities
principal                                       annual          underlying
position         Year    Salary($)(1)  Bonus($)  compensation($)
options/SARS(#)

Karen Wright     2006    $ 99,036          0    $3,600               0
CEO (2)          2005      88,308          0     3,600(2)            0
                 2004      85,000          0         0               0

Samuel Nyer(3)   2006    $ 29,615(4)       0   $10,208(3)            0
Vice-President   2005      88,840(4)       0     1,050(4)            0
Merger and       2004     140,000(4)       0     4,200               0
Acquisitions(4)  2003     140,000          0     4,200               0
CEO (4)

Michael Curry    2006     148,930      8,710     8,800                0
Vice-President   2005     139,745     20,200     8,800                0
and 20% owner    2004     128,700     26,000     8,400                0
of D.A.W. (Eaton)2003     120,000     28,000     6,000                0

David Dumouchel  2006     148,930      8,710     8,800                0
Vice-President   2005     139,745     20,200     8,800                0
and 20% owner    2004     128,700     26,000     8,400                0
of D.A.W. (Eaton)2003     120,000     28,000     6,000                0

Mark Dumouchel   2006     148,930      8,710     8,800                0
Director of      2005     139,745     20,200     8,800                0
Company and      2004     128,700     26,000     8,400                0
President and    2003     120,000     28,000     6,000                0
20% owner of
D.A.W. (Eaton)

Wayne Gunter     2006     148,930      8,710     8,800                0
Vice-President   2005     139,745     20,200     8,800                0
and 20% owner    2004     128,700     26,000     8,400                0
of D.A.W. (Eaton)2003     120,000     28,000     6,000                0

Donato Mazzola   2006     148,930      8,710     8,800                0
Vice-President   2005     139,745     20,200     8,800                0
and 20% owner    2004     128,700     26,000     8,400                0
of D.A.W. (Eaton)2003     120,000     28,000     6,000                0

(1) Includes Company match of 401(k) plan.
(2) Ms. Wright was named CEO of the Company in September 2004 and receives an annual vehicle allowance of $3,600.
(3) Since December 2005, he has been a consultant to the Company with a non-officer title of Chairman Emeritus and his employment with the Company was terminated. Mr. Nyer is to be retained as a consultant of the Company for a period of two years and shall receive a consulting fee of $17,500 per year.
(4) From September 2004 to November 30, 2005, he served as Vice-President of Mergers and Acquisitions with an annual salary of $70,000. Mr. Nyer was CEO of the Company through September 2004 with an annual salary of $140,000.

In the above table, we have not presented (f) Restricted stock awards ($),
(h) LTIP payouts ($) and (i) All other compensation ($) as they are not applicable.

     Messrs. Curry, David Dumouchel, Mark Dumouchel, Gunter, and Mazzola are minority shareholders of Eaton, with the exception of Mr. Curry, whose wife is the minority shareholder). They are all registered pharmacists and work within the pharmacy chain. See "Employment Agreements" below within Item
11 for a further discussion of the employment agreements of such persons and other named executive officers of the Company.

     The Company has not paid any cash compensation to any person for serving as a director with the exception of the members of the Company's Audit Committee, Compensation Committee and Stock Option Committee, which members receive (a)$600 each per each telephone meeting of the Board or of a committee of the Board and (b)$1,000 each per each in-person meeting of the Board or in-person meeting of a committee of the Board, with each Chairman receiving an additional 50% of the sum which it is to receive under (a) and (b) above with respect to each meeting. With the exception of the amounts mentioned in the first sentence of this paragraph, the Company does not intend to compensate non-employee directors for serving as directors except to reimburse them for expenses incurred in connection with their service as directors and to issue automatic grants of non-qualified stock options pursuant to the 2002 Stock Option Plan as described below in this Item 11. Directors who are employees receive no cash compensation for serving as directors; however, they are reimbursed for out-of-pocket expenses incurred in connection with their service as directors and are issued stock options pursuant to the 2002 Stock Option Plan . Pursuant to the 2002 Stock Option Plan, directors and a particular officer of the Company receive automatic grants of options for 4,000 shares of Company common stock for each year served as a director/officer, as applicable, with 2,000 of such options vesting semi-annually each June 30th and December 31st, provided that the optionee is still serving as a director/officer, as applicable, on such date.

     The following tables set forth information with respect to the named executive officers concerning the grant and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

               Option Grants For The Year Ended June 30, 2006
                                   % of Total                         Grant
                Common Stock       Options      Exercise              Date
                Underlying         Granted to   Price    Expiration   Present
Name            Options Granted    Employees    Share      Date       Value ($)
Karen Wright             0               0          0            -            0
Samuel Nyer              0               0          0            -            0
David Dumouchel          0               0          0            -            0
Mark Dumouchel(1)     (10,000)(1)        -      $2.91            -            0
Michael Curry            0               0          0            -            0
Donato Mazzola           0               0          0            -            0
   (1) Mr. Mark Dumouchel resigned from Board of Directors in October 2005 and therefore, the options in question were cancelled.

             Aggregated Option Exercises For The Year Ended June 30, 2006 and
                             Option Values As Of June 30, 2006

                   Number of Unexercised           Value of Unexercised
                          Options                 In-the-Money Options
                       at June 30, 2006             at June 30, 2006 (1)
Name            Exercisable     Unexercisable    Exercisable     Unexercisable

Karen Wright(2)     78,000           4,000         $ 41,940         $ 3,120
Samuel Nyer(3)   1,072,000               0         $564,000         $     0
David Dumouchel     14,000               0         $      0         $     0
Mark Dumouchel       6,000               0         $  1,160         $     0
Michael Curry            0               0         $      0         $     0
Donato Mazzola       6,000               0         $      0         $     0

In the above table, we have not presented shares acquired on exercise and value realized ($) as they are not applicable.

(1) Based on the difference between the $ per share of the common stock at June 30, 2006 and the option price.

(2) Ms. Wright was named CEO of the Company in September 2004.

(3) Mr. Nyer was CEO of the Company through September 2004. From September 2004 to December 2005, he served as Vice-President of Mergers and Acquisitions. Since December 2005, he has served as a consultant to the Company.

Employment Agreements

      As of June 30, 2006, D.A.W., Inc. ("D.A.W.") maintained employment agreements, with a one-year non-compete, with each of the four of the five minority shareholders D.A.W. and the husband of the fifth minority shareholder (namely Michael Curry, David Dumouchel, Mark Dumouchel, Wayne Gunter, and Donato Mazzola). They are also the most highly compensated executive officers as of June 30, 2006. The agreements each called for an annual base salary of $142,330. Each employee was also provided a leased vehicle with an annual cost of approximately $8,800. In addition, each such employee was eligible to participate in D.A.W.'s benefit programs, including health insurance and a 401K plan. Moreover, such employees each received life insurance coverage in the aggregate amount of $2,000,000. $1,000,000 is designated to D.A.W. and $1,000,000 is for the purpose of retiring the deceased shareholders' stock in D.A.W.

     Such employment agreements expired by their terms on August 5, 2006. (Negotiations are ongoing to enter into new employment agreements). On the date of expiration, such employees entered into an oral employment arrangement with D.A.W. to become "at will" employees of D.A.W. under the same terms and conditions as existed prior to the expiration of the employment agreements dated August 5, 2006. "At will" means that each employee may resign his employment at any time and that D.A.W. may terminate the employment of any such employee at any time for any reason or no reason, with or without cause and with or without notice.


     The Company has an oral employment agreement with Ms. Karen Wright, its President and Chief Executive Officer, Vice-President of Finance and Treasurer, which, for the fiscal year ended June 30, 2006, provided for an annual base salary of $95,000. Effective July 1, 2006, Ms. Wright's annual base salary was increased to $102,500. Ms. Wright is eligible to participate in the Company's benefit programs, which includes life insurance, health insurance and a 401K plan. Ms. Wright also receives an annual vehicle allowance of $3,600. Ms. Wright is entitled to additional compensation of $7,500 annually in connection with the hiring of an assistant with at least an associates degree in accounting or equal work experience. The employee has to be employed for 90 days before Ms. Wright receives the additional compensation.

     The Company entered into a consulting agreement with Mr. Sam Nyer effective December 5, 2005. Mr. Nyer is to be retained by the Company as a consultant for a period of two years and shall receive a consulting fee of $17,500 per year. Effective December 5, 2005, Mr. Sam Nyer resigned his position of Vice President - Mergers and Acquisitions of the Company. Mr. Nyer's annual salary was $70,000.

     Stock Option Plan

     The Company has two stock option plans under which employees, consultants and directors may be granted options to purchase shares of the Company's common stock.

     The 1993 Stock Option Plan was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. Except where a shorter period is required by law or under the 1993 Stock Option Plan for incentive stock options ("ISOs") (e.g., with respect to termination of employment, death or disability), each option under the 1993 Stock Option Plan shall be exercisable for a period of 10 years from the date of grant. Under the 1993 Stock Option Plan, except for non-qualified stock options which are not non-discretionary options provided to directors of the Company ("Certain Options") and certain ISOs, the exercise price is to be the fair market value (as defined in the 1993 Stock Option Plan) of the common stock of the Company on the date of the grant. With respect to Certain Options, a committee of the board of directors (the "1993 Committee") determines the exercise price. In the case of ISOs granted to those owning more than 10% of the total combined voting power of all classes of stock of the Company or of a related company, the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant and shall not be exercisable after the expiration of five years from the date of grant. Adjustments are to be made with respect to the exercise price of the options and/or the number of shares issuable upon exercise of the options upon the occurrence of certain events (e.g., stock dividends, stock splits, etc.). All options under the 1993 Stock Option Plan vest in accordance to the requirements of the 1993 Committee, except as otherwise set forth in the 1993 Stock Option Plan.

     The maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Stock Option Plan, automatic options vest semi-annually to all directors and certain officers and expire in ten years from the date of grant ("Automatic Options"), whereas (a) ISOs would be exercisable for a shorter period where required by law and (b) a written agreement with respect to the options may state that options subject to such agreement expire earlier. With the exception of the vesting of Automatic Options noted above, vesting of all options with respect to the 2002 Stock Option Plan shall be as set forth in a written agreement in favor of each optionee. No option may be granted under the 2002 Stock Option Plan after the earlier of (a) ten (10) years from the effective date of the plan (which was in 2002), or (b) the termination of the plan pursuant to the plan (e.g., by election of the board of directors). Under the 2002 Stock Option Plan, except for non-qualified stock options which are not Automatic Options ("Other Options"), the exercise price is not to be less than the Market Price (as defined in the 2002 Stock Option Plan) of the common stock of the Company on the date of the grant. With respect to Other Options, a committee of the board of directors determines the exercise price. In the case of ISOs granted to those owning more than 10% of the total combined voting power of all classes of stock of the Company or of a subsidiary, the exercise price shall not be less than 110% of the Market Price of the common stock on the date of grant. Adjustments are to be made with respect to the exercise price of the options and/or the number of shares issuable uponexercise of the options upon the occurrence of certain events (e.g., stock dividends, stock splits, etc.).

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Robert Landis, James Schweiger and Gerald Weston. There were no Compensation Committee interlocks or insider (employee) participation for the year ended June 30, 2006.

































ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information as of September 27, 2006, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes.

                                                 Amount and nature  Percentage
                   Name and address of           of beneficial      of class
Class              beneficial owner              ownership 1        owned  (%)

Class A Preferred  Samuel Nyer                        2,000 2           100
Stock              1292 Hammond Street
                   Bangor, Maine 04401

Class B Preferred  Samuel Nyer                        1,000 3           100
Stock              1292 Hammond Street
                   Bangor, Maine 04401

Common Stock       Samuel Nyer                    1,954,400 4           34.5
                   1292 Hammond Street
                   Bangor, Maine 04401

Common Stock       Around the Clock Partners, LP    551,721 5            9.7
                   33 6th Street South, Suite 204
                   St. Petersburg, FL 33701

Common Stock       Jonathan Rothschild               286,433             5.0
                   c/o Arterio, Inc.
                   1061-B Shary Circle
                   Concord, CA 94518-2407

Common Stock       Robert J. Landis                   6,000 6              *
                   1292 Hammond Street
                   Bangor, ME  04401

Common Stock       Donald C. Lewis, Jr.              67,000 7            1.2
                   c/o Nyle International Corp.
                   72 Center Street
                   Brewer, ME  04412

Common Stock       Kenneth L. Nyer, M.D.             82,000 8            1.5
                   48 Old Orchard Road
                   New Rochelle, NY  10804

Common Stock       James Schweiger                   26,000 9              *
                   1843 Morning Sky Drive
                   Winter Garden, FL  34787

Common Stock       Gerald Weston                      6,000 10              *
                   1292 Hammond Street
                   Bangor, ME  04401
Common Stock       Karen L. Wright                   79,100 11             1.4
                   1292 Hammond Street
                   Bangor, ME  04401

All directors and executive officers                266,100  6,7,8,9,10 & 11
  of the Company as a group (six persons)                                  4.7

* less than 1% of class

1 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options and warrants which vest within 60 days of September 27, 2006, i.e., by November 26, 2006. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all voting securities beneficially owned by them.

2 These shares are owned by Nyle International Corp., 72 Center Street, Brewer, Maine 04412, of which Mr. Nyer is chairman and controlling shareholder. Each share of Class A Preferred Stock carries the right to 1,000 votes on any matter put to a vote of the Common Stock (equivalent to 2,000,000 votes of common stock).

3 Each share of Class B Preferred Stock carries the right to 2,000 votes on any matter put to a vote of the Common Stock (equivalent to 2,000,000 votes of common stock).

4 Includes 101,400 shares of Common Stock, 572,000 shares of Common Stock underlying options granted to Mr. Nyer pursuant to the 1993 Stock Option Plan and the 2002 Stock Option Plan (the "Plans"). Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer's 1999 employment agreement, as amended and 781,000 shares of Common Stock owned by Nyle International Corp., 72 Center Street, Brewer, Maine 04412, of which Mr. Nyer is chairman and controlling shareholder. All of Mr. Nyer's 1,072,000 granted stock options are vested and currently exercisable.

5 Includes 514,930 shares of Common Stock and 36,791 Warrants which are exercisable.

6 Consists of 6,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

7 Consists of 67,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

8 Consists of 82,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

9 Consists of 26,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

10 Consists of 6,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

11   Includes 78,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable and 1,100 shares of Common Stock held by an ADCO employee investment club by which Ms. Wright owns 220 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.


Equity Compensation Plan Information.

Plan Category  Number of securities to  Weighted average   Number of Securities
               be issued upon exercise  exercise price of  remaining available
               of outstanding options,  outstanding        for future issuance
               warrants and rights      options, warrants  under equity
                                                           compensation
                                         and rights        plans (excluding
                                                           securities reflected
                                                           in first column)
Equity compensation
plans approved by
security holders 1        1,032,600         $2.88             2,601,800

Equity compensation
plans not approved
by security holders 2,3     703,320          5.14                     0
                          ---------                           ---------
  Total                   1,735,920         $3.80             2,601,800
                          =========                           =========
(1) Represents stock options granted under Nyer Medical Group, Inc.'s 1993 Stock Option Plan and 2002 Stock Option Plan.

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

       Business Development Consulting Agreement

     With respect to equity compensation, this agreement provides the Company's business and public relations consultant, Alliance Capital Resources, Inc., with 150,000 options, for shares of common stock of the Company, which vested on October 1, 1999, with an exercise price of $1.71 per share. The term of each such option is ten years and the agreement also provides the consultant with best effort registration rights with respect to any shares of common stock issuable upon the exercise of the options. The Company has registered the shares underlying the options pursuant to a registration statement filed in March 2006.
As of the date hereof, none of these options have been exercised.

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

       Warrants to Certain Third Parties

     Pursuant to the Third Party Warrants, the Company issued warrants to purchase 36,791 shares of common stock and 16,529 shares of common stock of the Company at an exercise price of $2.60 per share, which warrants will expire April 15, 2010. The exercise price of the Third Party Warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the Third Party Warrants. As of the date hereof, none of these warrants have been exercised.

ITEM 13. Certain Relationships and Related Transactions.

     Prior to 1991, the Company and Nyle each engaged in inter-company loans. At June 30, 2003, Nyle owed the Company $44,858 including accrued interest. This was paid in March 2004. The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

     Mr. Samuel Nyer, former chairman of the board, was a guarantor of ADCO's loan. This loan was paid in July 2005. D.A.W. employs relatives of the minority shareholders of D.A.W. Mr. Michael Curry's spouse is employed as a pharmacist; Mr. David Dumouchel's spouse, Jennifer Dumouchel is employed as a pharmacist; Ms. Dumouchel's annual salary is $90,000. Mr. Mark Dumouchel's mother is employed as a durable medical supplies specialist; and Mr. Wayne Gunther's daughter is employed as a pharmacist technician. The Company leases a drug store facility owned by Eileen Dumouchel, the mother of Mark Dumouchel, the President of D.A.W. and a member of the Board of Directors of D.A.W.. During fiscal 2006, 2005 and 2004, the Company paid Ms. Dumouchel $60,000 per year. The lease expired on August 31, 2006 and are currently leasing on a month to month basis at $6,000 per month. ADCO employs two relatives of Ms. Karen Wright, the Company's president, treasurer, chief executive officer, principal accounting and chief financial officer and chief operating officer. One relative is employed as ADCO's assistant comptroller and the other as a data entry clerk. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

     Each of Michael Curry, David Dumouchel, Mark Dumouchel, Wayne Gunter and Donato Mazzola (each of whom is a named executive officer of the Company, collectively, the "D.A.W. Named Executive Officers" have employment agreements with D.A.W. which expired in August 2006. Pursuant to a shareholders' agreement entered into in August 1996 (Exhibit 10.21 to this report on Form 10-K), since these employment agreements expired, these employees had the right to require the Company to purchase all or any portion of their shares of D.A.W. and an associated subsidiary (collectively, the "Subsidiaries").

     In August 2006, the Company entered into a Forbearance Agreement with D.A.W. Name Executive Officers and the wife of one of such person (collectively, the "Shareholders") which stated/accomplished the following:

     (a) The Company acknowledges that 100% of the shares of the Subsidiaries held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.

     (b) The Shareholders agree to forbear from requiring the Company to immediately pay the fair market value of the Put Shares until the earlier of (i) the effectiveness of the closing of the transaction(s) among the Company, the Shareholders and the Subsidiaries with respect to the potential purchase by the Company of all of the shares held by the Shareholders in the Subsidiaries (the Purchase"), which Purchase is not required to be, but may be accomplished by payment in full of immediately available funds, and (ii) July 15, 2007.

    (c) The Company agrees to pay the following amounts to each of the Shareholders (other than Michael Curry): - $3,333 per calendar month from the first business day of August, 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and - $6,667 per calendar month from and after December 16, 2006 - until the closing of the Purchase.

    (d) D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments noted above, which amounts will be repaid by the Company to D.A.W. (with interest at the Applicable Federal Rate) upon the earlier of (i) the closing of the Purchase, and (ii) July 15, 2007.

    (e) The Company pledges 50 shares of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above, which pledge is to be evidenced by documentation necessary to perfect the security interest in such 50 shares no later than August 16, 2006 (otherwise the forbearance noted above will be of no further force or effect).

    (f) The parties to the Forbearance Agreement agreed that the fair market value of all of the shares of the Subsidiaries held by the Shareholders is $4 million. Therefore, the appraisal process set forth in the Shareholders' Agreement to determine the fair market value of the shares of the Subsidiaries to be sold by the Shareholders becomes unnecessary.

ITEM 14.  Principal Accounting Fees and Services

Audit Fees

      We paid Sweeney, Gates & Co. audit fees in the aggregate of $137,950 and $123,767 for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2006 and June 30, 2005, respectively, and for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees

      In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by Sweeney, Gates & Co. for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $12,900 and $0 for the fiscal years ended June 30, 2006 and June 30, 2005, respectively. Such services were in connection with the review of two S-3 registration statements, attending an audit committee meeting and the review of a comment letter from Securities and Exchange Commission.

Tax Fees

      The aggregate fees for professional services rendered by Sweeney, Gates & Co. for tax compliance, tax planning and tax advice were $25,700 and $23,410 for the fiscal years ended June 30, 2006 and June 30, 2005, respectively.

All Other Fees

      Sweeney, Gates & Co. did not provide Nyer Medical Group, Inc. and its Subsidiaries with any other services during the fiscal years ended June 30, 2006 and June 30, 2005, respectively.

Audit Committee's Preapproval Policies and Procedures

     The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Sweeney, Gates & Co. in 2006.

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
















                                    PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a).  Financial Statements and Exhibits

(1).  FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of June 30, 2006 and
          June 30, 2005

         Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004

         Consolidated Statements of Changes in Shareholders'
          Equity for the years ended June 30, 2006, 2005
          and 2004

         Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

         Notes to Consolidated Financial Statements

(2).  FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto with the exception of:

         Schedule I - Condensed Financial Statements of the Parent

         Schedule II - Valuation and Qualifying Accounts and Reserves


(3).  EXHIBITS

3.    Articles of Incorporation and By-Laws

       3.1  Articles of Incorporation of Nyer Medical Group, Inc., (1)
       3.2  Amendment to Articles of Incorporation of Nyer Medical Group,
Inc.(1)
       3.3  Second Amendment to Articles of Incorporation of Nyer Medical
Group,
            Inc. (6)
           3.4  Third Amendment to Articles of Incorporation of Nyer Medical
Group,
            Inc. (3)
       3.5  Fourth Amendment to Articles of Incorporation of Nyer Medical
Group,
            Inc.(5)
       3.6  Bylaws of Nyer Medical Group, Inc.(1)
       3.7  Amendment to Bylaws (1993)(3)
       3.8  Amendment to Bylaws (1997)(3)
       3.9  Amendment to Bylaws (2002)(3)

4.   Instruments defining the rights of security holders, including indentures

       4.1 Securities Purchase Agreement, dated as of April 15, 2005, by and between the Company and the Purchasers thereunder, with attached schedules. (9)
       4.2 Form of Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of Around the Clock Partners, LP. (9)
       4.3 Form of Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of High Yield Orange, Inc. (9)
       4.4 Registration Rights Agreement, dated as of April 15, 2005, by and between the Company and the Purchasers thereto with attached schedules. (9)

10.  Material Contracts

      10.1  1993 Stock Option Plan(2) **
      10.2  Amendment to 1993 Stock Option Plan(3) **
      10.3  Second Amendment to 1993 Stock Option Plan (3) **
      10.4 Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
      10.5 Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
      10.6 Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group, Inc. and Mr. Samuel Nyer (3) **
      10.7  Third Amendment to 1993 Stock Option Plan (4) **
      10.8  2002 Stock Option Plan (4) **
      10.9 Stock Option Agreement between Nyer Medical Group, Inc. and Mr. Samuel Nyer (4) **
      10.10 Stock Option Agreement between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (4)
      10.11 Agreement, dated July 2002, between Gary Parker, M.D. and Nyer Medical Group, Inc. (5)
      10.12 Agreement, dated September 7, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc.(5)
      10.13 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Promissory Note. (5)
      10.14 Agreement, dated October 6, 2004, by Nyer Medical Group, Inc.
            in favor of KeyBank NA - Commercial Guaranty. (5)
      10.15 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Mortgage. (5)
      10.16 Addendum to Agreement, dated October 31, 2005, between KeyBank, NA and ADCO Surgical Supply, Inc.(10)
      10.17 2004 Addendum to Agreement between Alliance Capital Resources, Inc. and Nyer Medical Group, Inc. (not written). (5)
      10.18 Employment Agreement between Samuel Nyer and Nyer Medical Group, Inc. (not written). (5) **
      10.19 Employment Agreement between Karen Wright and Nyer Medical Group, Inc. (not written). (6) **
      10.20 Form of Employment Agreement, dated as of August 5, 1996, among D.A.W., Inc., F.M.T. Franchise Company, Inc., Nyer Medical Group, Inc. and an (unnamed) employee.(7) **
      10.21 Shareholders' Agreement, dated as of August 5, 1996, among Nyer Medical Group, Inc., Mark Dumouchel, David Dumouchel, Lucille Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc. and F.M.T. Franchise Company, Inc. (5)
      10.22 Service Agreement, dated as of August 5, 1996, by and between Nyer Medical Group, Inc. and D.A.W., Inc. (8)
      10.23 Agreement of D.A.W., Inc. Supplier. (5)
      10.24 Consulting Agreement and Release, dated as of December 5, 2005, between Sam Nyer and Nyer Medical Group, Inc. (11)
      10.25 Purchase and Sales Agreement, dated April 23, 2006, among Connors Pharmacy, John Connors, Austin Connors, and D.A.W., Inc. ***

14.   Code of Ethics.
      14.1  Nyer Medical Group, Inc.'s Code of Conduct and Ethics Policy. (5)

21.  Subsidiaries of the Registrant.
      21.1  Subsidiaries  ***

23   Consent of Experts and Counsel
      23.1  Consent of Sweeney, Gates and Co.  ***

31  Rule 13a-14(a)/15d-14(a) Certifications
      31.1  Certification of Chief Executive Officer. ***

32  Section 1350 Certifications
      32.1 Section 1350 Certification of President, Chief Executive Officer and Chief Financial Officer. ***


(1)  Contained in Registration Statement on Form S-18 filed on April 13, 1992.
(2)  Contained in Form 10-KSB filed April 1996.
(3)  Contained in Form 10-K filed October 2002.
(4)  Contained in Form 10-K filed September 2003.
(5)  Contained in Form 10-K filed October 2004.
(6)  Contained in Form 10-K filed September 2005.
(7)  Contained in Form 8-K (as Exhibit C to Exhibit 2(Stock Exchange
Agreement))
       filed on August 22, 1996. This form of employment agreement was used for each minority shareholder of D.A.W., Inc., who was an employee of D.A.W., Inc. and the husband of another minority shareholder (which husband was an employee). The agreements for the employees were materially the same. In August, 2004, the annual base salary of each employee was increased to $140,920 by means other than a written agreement.
(8)  Contained in Form 8-K (as Exhibit B to Exhibit 2(Stock Exchange
Agreement))
       filed on August 22, 1996.
(9)  Contained in Form 8-K filed April 18, 2005.
(10) Contained in Form 8-K filed October 31, 2005.
(11) Contained in Form 8-K filed December 6, 2005.

(**) This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

(***) Filed herewith.






SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2006.

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/ Karen L. Wright
                                        Karen L. Wright, President,
                                        Principal Executive Officer and
                                        Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of September 2006.

          Signature                          Title


          /s/ Karen L. Wright                President, Principal Executive
          Karen L. Wright                    Officer, Treasurer, Vice President
                                             of Finance, Vice President of
                                             Operations, Principal Financial
                                             Officer, Principal Accounting
                                             Officer, Assistant Secretary and
                                             Director

          /s/ Robert Landis                  Director
          Robert Landis


          /s/ Donald Lewis                   Director
          Donald Lewis


          /s/ Kenneth Nyer                   Director
          Kenneth Nyer, M.D.


          /s/ James Schweiger                Director
          James Schweiger


          /s/ Gerald Weston                  Director
          Gerald Weston







                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         2006 Annual Report on Form 10-K

Exhibit 10.25

   Purchase and Sales Agreement among Connors Pharmacy, John Connors, Austin Connors and, D.A.W., Inc.

AGREEMENT

     Agreement made this 23rd day of April 2006 by and between Connors Pharmacy of Gloucester, Inc. d/b/a Connors Pharmacy, a Massachusetts corporation (hereinafter referred to as "Seller"), John Connors and Austin Connors (collectively "Stockholders") and D.A.W., Inc. a Massachusetts Corporation, (hereinafter referred to as "Buyer").

W I T N E S S E T H:

     WHEREAS, Seller operates a pharmacy located at 76 Prospect Street Gloucester, MA 01930 (the "Pharmacy"); and

     WHEREAS, Seller desires to sell its tangible personal property as well as the good will, going-concern value and prescription files associated with said Pharmacy to Buyer as more particularly set forth herein;

     WHEREAS, Stockholders are the sole stockholders of Seller;
and
     WHEREAS, Buyer desires to buy said assets subject to the following terms and conditions;

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, the parties hereto do agree as follows:

     1.     CONSIDERATION AND SALE OF ASSETS.

     1.1 Assets to be Conveyed. Subject to the terms, provisions and conditions contained in this Agreement, and on the basis of the representations and warranties herein set forth, Seller agrees to sell and Buyer agrees to purchase, at the Closing (as defined in Section 1.7 hereof), all of the following assets of Seller:

(a) All inventory valued at its cost to the seller, provided that no such item shall bear an expiration date sooner than 90 days from the date of inventory taking.

(b) All fixtures, furniture, cabinetry, computers, machinery, equipment and other tangible and intangible assets;

(c)     All prescription files and records; and

     The trade name Connors Pharmacy or any part or combination thereof and all goodwill and going-concern value associated therewith or with the Pharmacy.

Inventory together with items (b), (c), and (d) above are hereinafter collectively referred to as the "Assets".

     Assumption of Liabilities. It is expressly understood and agreed that Buyer assumes no liabilities or to be bound by any obligations of Seller, its Stockholders, subsidiaries or affiliates of any kind or nature, known, unknown, accrued, absolute, contingent or otherwise whatsoever. Seller agrees that it shall be responsible for and shall timely pay any and all liabilities in connection with any suits, claims, demands, obligations, fines, trade payables, taxes, charges, leases, or other costs of operating the pharmacy arising from, incurred, or accrued for periods prior to Closing. Seller will cause each of its creditors which holds a lien or security interest in the Assets to deliver to Buyer, prior to Closing, lien releases, in a form acceptable to Buyer, sufficient to release their liens on the Assets. Seller shall pay any and all sales, transfer or other similar taxes that may be imposed or payable on or in connection with the transfer of Assets herein.

     Purchase Consideration. In consideration of the sale by Seller to Buyer of the Assets, Buyer agrees to pay to Seller in the manner and time set forth herein, and Seller agrees to accept from Buyer, the value, as hereinafter determined, of all Saleable Inventory purchased by Buyer and computed at Seller's net acquisition costs, plus: Five Hundred Thousand dollars ($ 500,000) (hereinafter the "Purchase Price").

     1.4 Delivery of the Purchase Price. At the Closing the Buyer shall deliver to the Seller in satisfaction of the Purchase Price the following:
(i) The Seller had previously received a deposit of $1,000.(ii) An amount equal to Three Hundred Ninety-Nine Thousand Dollars. ($ 399,000) or if the value of the saleable inventory is deemed to be less than Three Hundred Thousand Dollars ($ 300,000), then an amount equal to Three Hundred Ninety-Nine thousand Dollars ($ 399,000) minus the difference between Three Hundred Thousand Dollars ($ 300,000) and the actual value of the inventory, to be paid by bank check. (iii) A promissory note with a face value equal to the balance of the Purchase Price. The note shall be payable in 36 installments of principal and interest with interest calculated at 6% per annum.

1.5 Employment Arrangement. Buyer and both John Connors and Austin Connors agree to negotiate the terms of any employment by DAW as pharmacists in good faith. John and Austin Connors further agree, for the consideration rendered as part of this transaction, not to accept employment or seek or procure ownership with or in any enterprise that dispenses prescription medication as a source of revenue for a period of four years following the Closing Date. Seller and Stockholders also agree that for a period of five (5) years from the date the inventory is taken, they will not lease, sell or otherwise authorize or permit the operation of a heath and beauty aids store and/or prescription drugs by anyone at nay properties that they own which are located within a radius of five (5) miles of 76 Prospect Street Gloucester, MA. Seller and Stockholders agree that the foregoing provision is reasonable and necessary for the protection of Buyer and if any provision thereof (including any sentence, clause or part thereof) shall be held contrary to law or invalid or unenforceable in any respect, or as to any one or more periods of time, the remaining provisions shall not be affected, but shall no be affected, but shall remain in full force and effect.

1.6 Inventory. Seller and Buyer will cause a physical count and valuation of the Saleable Inventory to be conducted (the "Inventory"). The expense of conducting the Inventory shall be shared equally by Seller and Buyer. The Inventory shall be taken at a date during April 2006, to be selected by Buyer.

1.7 Closing. The sale, assignment, transfer and delivery, and the purchase and acceptance, of the Assets shall take place at the Pharmacy immediately following the Inventory, such time and date being herein called the "Closing Date". On the Closing Date, Buyer shall deliver to Seller the Purchase price as provided at Section 1.4 hereof in consideration for delivery by Seller of such warranty deeds, assignments, bills of sale and other documents of title herein specified as shall be effective to vest in Buyer good and marketable title to and possession of the Assets, free and clear of all liens, claims and encumbrances (the "Closing").

1.8 Further Assurances. Seller shall from time to time after the Closing, at the reasonable request of Buyer and without further consideration, execute and deliver such further instruments of transfer and assignment and take such other action as Buyer may reasonably require more effectively to transfer and assign to, and vest in, Buyer each of the Assets. If any proceeds of any of the Assets or any payments thereon are for any reason received by Seller subsequent to the Closing, Seller shall remit same to Buyer, immediately and in the form in which received together with all necessary assignments and endorsements. If any payments on Seller's accounts receivable are for any reason received by the Buyer subsequent to the Closing, Buyer shall remit same to Seller, immediately and in the form which received, together with all necessary assignments and endorsements.

1.9 Ordinary Course Conduct of Business. Until the Closing, Seller will not sell, remove or dispose of any of the assets (other than in the ordinary course of business) and will not purchase any further merchandise or supplies. Seller agrees to operate the subject business in the customary manner to the date of transfer and agrees not to surrender its pharmacy license until the later of (a) Buyer's execution of transfer of the Saleable Inventory or (b) notice from the Buyer that it has received a license to operate a pharmacy at the Premises.

1.10 Maintenance of Assets. All assets shall be kept and maintained in good condition, repair and working order while under the control of Seller.

1.11 Phone. At the date of taking Inventory, Seller shall cooperate in transferring Seller's Pharmacy telephone numbers in the event same is required by the appropriate telephone companies.

1.12 Employees. Seller will pay to its employees on or prior to the taking of Inventory any and all salaries, bonuses, vacation pay, sick pay, commissions or other compensation of any kind with respect to work performed prior to the taking of Inventory due to, accrued or expected by present or former employees not fully paid prior to the taking of Inventory. Seller at such time will also pay to its employees all amounts that are fully vested in such employees at the taking of inventory under Seller's profit sharing plan, if any.

2.  REPRESENTATIONS AND WARRANTIES OF SELLER

2.1 Making of Representations and Warranties. As a material inducement to enter into this Agreement and to consummate the transactions contemplated hereby, Seller and Stockholders, jointly and severally, hereby make to Buyer the representations and warranties contained in this
Section 2 for the purposes of this Agreement, references to "knowledge" or "best knowledge" of Seller shall be deemed to include such knowledge as is obtained or which would have been obtained following due inquiry of each executive officer or manager of Seller.

2.2 Organization and Corporate Power. ( i ) Seller is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts, with full power and authority (corporate and other) to carry on the business in which it is engaged and deliver and carry out the transactions contemplated by this agreement; and ( ii ) All of the outstanding capital stock of Seller is owned by Stockholders, free and clear of all liens, encumbrances, equities, claims and obligations to other persons, of every kind and character. Seller does not have outstanding and has not agree to issue or sell any options, rights, warrants, calls or other commitments (either in the form of convertible securities or otherwise) pursuant to which the holder hereof has or will have the right to purchase or otherwise acquire any capital stock or any other security of Seller.

2.3 Due Authorization; Effect of Transaction. No provision of Seller's Articles of Organization or Bylaws, or of any agreement, instrument or understanding, or any judgment, decree, rule or regulation, of which Seller is a party or by which it is bound, has been or will be violated by the execution and delivery by Seller of this Agreement or the performance or satisfaction of any agreement or condition herein contained upon its part to be performed or satisfied, and all requisite corporate and other authorizations for such execution and delivery by Seller of this Agreement or the performance or satisfaction of any agreement or condition herein contained upon its part to be performed or satisfied, and all requisite corporate and other authorizations for such execution, delivery, performance and satisfaction have been duly obtained. No authorization or approval of, or filing with any governmental agency, authority or other body or any other person will be required in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby. This Agreement, will upon execution and delivery be legal, valid, and binding obligations of Seller, enforceable with their terms.

2.4 Financial Condition of Seller. Seller does not at the date hereof, and will not on the Closing Date, have any liabilities of any nature, whether absolute, contingent or otherwise, and whether absolute, contingent or otherwise, and whether taken in the aggregate or singularly, which are material in amount or the nonperformance or nonpayment of which would result in a Material Adverse Effect. Seller isnot in breach or default or in arrears in respect of the terms or conditions of any of its liabilities and no waiver or forbearance has been granted by any holder of any such liability. Seller is timely paying its obligations as they arise in the ordinary course of its business.

For purposes of this Agreement the following definition for "Material Adverse Effect" shall apply: Any matter, or event, fact, or circumstance, which would have a material adverse effect on the business of the Pharmacy or the operations, property or the ability of Seller to perform its obligations or the enforceability of its obligations hereunder (a "Material Adverse Effect").

2.5 Personal Property. A complete description of Seller's equipment, computers, furniture and fixtures and other tangible and intangible assets and the location thereof is set forth in Schedule 2.5, which together with the Saleable Inventory constitute the Assets. Seller has good and marketable title to all of its personal property. None of such personal property or Assets is subject to any mortgage, pledge, lien, conditional sale agreement, restriction on transfer, stockholder or similar agreement, security title, encumbrance or other charge. To the best of Seller's and Stockholders' knowledge, all tangible personal property of seller is in generally good operating condition and repair, normal wear and tear excepted, has been well maintained, and conforms in all material respects with all applicable ordinances, regulations and other laws. Seller has not at any time prior to the date hereof either directly or indirectly transferred or otherwise given copies of their prescription files and records to anyone and they shall transfer same exclusively to Buyer at the closing Date.

2.6 Transfer of Title. Upon delivery to Buyer of the bills of sale and assignments referred to in Section 1.7, Buyer will receive good, valid and, to the extent applicable, marketable title to all of the Assets, free and clear of all liens, encumbrances, charges, restrictions on transfer, stockholder or similar agreements, equities and claims of every kind or nature, except as provided on Schedule 2.6, hereto.

2.7 Taxes. Seller has filed in accordance with applicable law all federal, state, county and local income and franchise tax and information returns and all real and personal property tax returns that are required to be filed. Seller has timely paid all taxes of any kind of Seller, including, without limitation, income taxes, estimated taxes, alternative minimum taxes, excise taxes, sales taxes, use taxes, and gross receipts taxes whether accrued, due, absolute, deferred, contingent or other for all periods ended on or prior to the date of the Closing. All taxes and other assessments and levies which Seller is required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental authorities to the extent due and payable.

2.8     Litigation and Compliance with Laws.  Except as provided on
Schedule 2.8, there are no actions, suits, claims or other proceedings or investigations pending or threatened against Seller, its properties and assets. To the best of its knowledge and belief, Seller is and at all times has been in compliance in all material respects with all laws and governmental rules and regulation, and all requirements of insurance carriers.

2.9 Compliance with ERISA. Seller has not ever established, maintained, or participated in an "employee benefit plan", multi-employer plan", "employee pension benefit plan", or "individual account plan", each of which terms shall have the meanings assigned to such terms in Section 3 of the Employee's Retirement Income Security Act of 1974, as amended.

2.10 Permits and Licenses. Seller possesses all of the permits and licenses necessary for the operation of the Pharmacy, all of said permits and licenses being in full force and effect, without any violations, including all federal, state, county and municipal permits and licenses, and that all of the Assets have been acquired by Seller in conformity with all applicable laws and regulations governing same.

2.11 Pricing. Seller has consistently priced the inventory in the Pharmacy and has not altered the resale or wholesale prices marked on said inventory or in any way increased the selling price of such inventory in said store during the past ninety (90) days (except in the ordinary course of business) and Seller will so continue to conduct itself in the operation of the Pharmacy in the same manner to the Closing Date.

2.12 Financial Performance. Seller and Stockholders represent that the prescription sales figures and aggregate sales figures for the Pharmacy attached hereto as Exhibit C are true and complete and accurate.

2.13 Material Information. Neither this Agreement (including the Schedules or Exhibits hereto) nor any certificate furnished or to be furnished by Seller or Stockholders to Buyer contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated herein or therein or necessary to make the statements herein or therein not misleading. There are no facts known to Seller or Stockholders (other than economic conditions affecting Seller's industry generally) which now or hereafter could have a material adverse effect that have not been specifically disclosed herein or in the Schedules of Exhibits hereto.

3.0 REPRESENTATIONS AND WARRANTIES OF BUYER. Buyer represents and warrants that:

3.1 Organization and Corporate Power. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts, with full power and authority (corporate and other) to execute and deliver this Agreement to carry out the respective transactions contemplated thereby.

3.2 Due Authorization; Effect of Transaction. No provision of Buyer's Articles of Organization of Bylaws, or of any agreement, instrument or understanding, or any judgment, decree, rule or regulation, to which Buyer is a party or by which it is bound, has been or will be violated by the execution by Buyer of this Agreement or the performance or satisfaction of any agreement or condition herein or therein contained upon its part to be performed or satisfied, and al requisite corporate and other authorization for such execution, delivery, performance and satisfaction have been duly obtained. No authorization or approval of, or filing with, any governmental agency, authority or other body or any other third persons will be required in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby. This Agreement, will upon execution and delivery be legal, valid and binding obligations of buyer, enforceable in accordance with their respective terms except as enforceability is subject to applicable bankruptcy, reorganization, moratorium, fraudulent conveyance, insolvency and similar laws and to general principles of equity (regardless of whether such enforceability is considered in a proceeding at law or in equity).

4.0 CONDITIONS PRECEDENT TO BUYER'S OBLIGATIONS. The obligations of Buyer to Seller to purchase and accept transfer and delivery of the Assets to be sold, assigned, transferred and delivered to Buyer hereunder are subject to the entire satisfaction, on the Closing Date, of the following conditions except that any such condition may have been waived in writing by Buyer at or prior to the Closing Date.

4.1 Representations and Covenants. The representations, warranties, covenants and agreements of Seller and Stockholders contained in this Agreement or otherwise made in writing by or on connection with the transactions contemplated hereby shall be true and correct at and as of the Closing Date with the same force and effect as though made on and as of such date (except for any changes expressly permitted by the terms of this Agreement or consented to by Buyer in writing). Each and all of the agreements and conditions to be performed or satisfied by Seller or Stockholders hereunder at or prior to the Closing Date shall have been duly performed or satisfied. Seller and Stockholders shall have furnished Buyer with such certificates and other documents evidencing the truth of such representations, warranties, covenants and agreements and the performance of such agreements or conditions as Buyer shall have reasonably requested; and Buyer shall, have been satisfied in all reasonable respects as to the truth and accuracy of such representations, warranties, covenants and agreements and the performance and satisfaction of such agreements and conditions.

4.2 No Opposition. No suit, action or proceeding shall be pending or threatened at any time prior to or on the Closing Date before or by any court or governmental body seeking to restrain or prohibit, or damages or other relief in connection with, the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby or which might have a material adverse effect.

4.3 Approvals and Consents. Seller and Stockholders shall have made all filings with and notifications of governmental authorities, regulatory agencies and other entities required to be made in connection with the execution, and delivery of this Agreement, the performance of the transactions contemplated hereby and Seller, Stockholders and Buyer shall have received all required authorizations, waivers, consents and permits to permit the consummation of the transactions contemplated by this Agreement, in form and substance reasonably satisfactory to Buyer from all third parties, including, without limitation, applicable governmental authorities, regulatory agencies, lessors, lenders and contract parties, required in connection with this Agreement, the transactions contemplated hereby or Seller's permits, leases, licenses and franchises, to avoid a breach, default, termination, acceleration or modification of any agreement, contracts, instrument, mortgage, lien, lease, permit, authorization, order, writ, judgment, injunction, decree, determination or arbitration award as a result of the execution or performance of this Agreement or otherwise in connection with the execution and performance of this Agreement; and releases of any security interests held by third parties with respect to any assets of Seller being conveyed to Buyer pursuant to this Agreement shall have been obtained and none of such consents or releases shall contain any terms or conditions that are, in the reasonable judgment of Buyer, unduly burdensome. At the Closing, Seller and Stockholders shall have delivered to Buyer a certificate confirming the completion of the matters set forth in this Section 4.3.

4.4 Instruments of Transfer. Seller shall have delivered to Buyer deeds, bills of sale, assignments and other instruments of transfer and assignment in accordance with the provisions hereof and acceptable in form and substance to Buyer and Sullivan and Worcester, its special counsel, transferring to Buyer all of seller's right, title an interest in and tothe Assets to be transferred, sold, assigned and conveyed by Seller to Buyer pursuant to the provisions of this Agreement.

4.5 Confirmation of Malpractice Insurance. Buyer shall have received reasonable evidence ( I ) that Buyer has been named as an additional insured party under the Seller's professional liability insurance policy and (II) that Seller has prepaid the premium with respect to such policy for a period through the three-month anniversary of the Closing Date.

4.6 Proceedings Satisfactory to Buyer. All proceedings to be taken by Seller and Stockholders in connection with the consummation of the closing and the other transactions contemplated hereby and all certificates, opinions, instruments and other documents required to effect the transaction contemplated hereby reasonably requested by Buyer will be reasonably satisfactory in form and substance to Buyer and its counsel.

5.0     CONDITIONS PRECEDENT TO SELLER'S OBLIGATIONS.

     The obligations of seller to sell, assign, transfer and deliver the Assets to be sold, assigned, transferred and delivered to Buyer hereunder are subject to the satisfaction at or prior to the Closing Date of the following conditions except to the extent that any such condition may have been waived in writing by Seller at or prior to the closing Date.

5.1 Representations and Covenants. The representations, warranties, covenants and agreements of Buyer contained in this Agreement or otherwise made in writing by it or on its behalf pursuant hereto or otherwise made in writing by it or on its behalf pursuant hereto or otherwise made in connection with the transactions contemplated hereby shall be true and correct at and as of the Closing Date with the same force and effect asthough made on and as of such date; each and all the agreements and conditions to be performed or satisfied by Buyer hereunder at or prior to the Closing Date shall have been duly performed or satisfied; and Buyer shall have furnished Seller with such certificates or other documents evidencing the truth of such representations, warranties, covenants and agreements and the performance of such agreements and conditions as Seller shall have requested.

5.2 No Opposition. No suit, action or proceeding shall be pending or threatened on the Closing Date before or by any court or governmental body seeking to restrain or prohibit the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby.

6.0 Termination. This Agreement may be terminated at any time prior to the closing as follows:

This Agreement may be terminated by the mutual consent of Buyer, Seller and Stockholders.

      (ii) This Agreement may be terminated by either Buyer or Seller and Stockholders if the Closing has not occurred on or before April 30, 2006.

     (iii) This Agreement may be terminated by either Buyer on the one hand, or Seller and Stockholders on the other, if there has been a material misrepresentation or breach of warranty on the part of Seller or Stockholders or of Buyer, respectively. In the event of any termination pursuant to this Section 6.1 (iii), written notice setting forth the reasons therefor shall forthwith be given by the terminating party to the other party or parties.

     (iv) Notwithstanding anything herein to the contrary, the right to terminate this Agreement under this Section 6.1 shall not be available to any party if and to the extent that the failure of such part to fulfill any of its obligations under this Agreement has been the cause of, or resulted in, the failure of the Closing to occur on or before the relevant date (as a result, for example, of an action or failure to act causing a failure of condition).

Effect of Termination. All of the obligations of the parties hereunder shall cease upon any termination pursuant to Section 6.1, provided, however, that (I) the provisions of this Section 6.2, Section 2, Section
3, and Section 4 hereof shall survive any termination of this Agreement inany event; (ii) nothing herein shall relieve any party from any liability for a material error or omission in any of its representations or warranties contained herein or a material failure to comply with any of its covenants, conditions or agreements contained herein, if such error, omission or failure was willful or deliberate (a "Deliberate Breach"), but if such error, omission, or failure was not willful or deliberate, the liability of the responsible party to the other party shall be limited toout-of-pocket expenses, including, without limitation, reasonable legal and accounting expenses, incurred by the other party in connection with negotiating, preparing and entering into this Agreement and carrying out the transactions contemplated hereby and (iii) any party may proceed as further set forth in Section 6.3 below.

6.3 Right to Proceed. Notwithstanding anything in this Agreement to the contrary, if any of the conditions specified in Section 4 hereof have not been satisfied, Buyer shall have the right to proceed with the transactions contemplated hereby without waiving any of their rights hereunder, and if any of the conditions specified in Section 5 hereof have not been satisfied, Seller and Stockholders shall have the right toproceed with the transactions contemplated hereby without waiving any of their rights hereunder.

7.0     NATURE AND SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE
AGREEMENT.

7.1 Survival. The representations, warranties, covenants, agreements and indemnifications provided for in this Agreement shall survive the Closing as hereinafter set forth and be unaffected by any investigation made by or on behalf of any party hereto and remain in effect for a period of twenty-four (24) months from the Closing Date.

7.2 Indemnification. Buyer agrees to indemnify and hold harmless Seller and Stockholders against any and all claims to the extent that such claims are based upon, arise out of or relate to any inaccurate, untruthful or erroneous representation or any breach of any warranty or any failure to perform any of the covenants, conditions or agreements of Buyer set forth in this Agreement or in any certificates delivered pursuant hereto. Seller and Stockholders agree to indemnify and hold harmless Buyer against any and all claims to the extent such claims are based upon, arise out of or relate to (a) any inaccurate, untruthful or erroneous representations or any breach of any warranty or any failure toperform any of the covenants, conditions or agreements of Seller or Stockholders set forth in this Agreement or in any certificate delivered pursuant hereto, or (b) any obligations or liabilities of Seller or Stockholders accruing on or prior to, or existing on, the closing Date or thereafter accrued or arising including without limitation any obligations or liabilities of Seller or Stockholders asserted against Buyer by reason of the failure of Seller or Stockholders to comply with the bulk sales law of any state or other jurisdiction.

     In case Buyer or any of its affiliates shall, at any time, subsequent to he date of this Agreement, pay or be required to pay any amount in respect of any obligation or liability of Seller or Stockholders or any claim is pending or threatened against Seller or Stockholders, or any affiliate under this Section, Buyer may thereupon deduct from the amounts then or thereafter due to Seller pursuant of the terms of Sections 1.3,
1.4 or 1.5 hereof or pursuant to the Note an amount equal to the amount of such payment, plus all expenses incurred by Buyer or by any such affiliate in connection with such obligation or liability. In the event that Buyer or any of its affiliates shall, at the date of maturity of the note, have pending or threatened against it any claim in respect of any obligation or liability of seller or Stockholders or any claim is pending or threatened against Seller or Stockholders under this Section, Buyer shall be entitled to hold back the amount of such claim, together with all reasonably anticipated expenses, including reasonable attorneys' fees, to be incurred by Buyer or any such affiliate in connection with such obligation or liability, and to apply the same(first to interest and then to principal) in payment thereof or to retain the same against eventual payment until such claim has been finally disposed of by Seller or Stockholders or by Buyer by agreement, or by determination by final order of a court or other adjudicatory body from which all appeal periods have lapsed, at which time any amounts still retained by Buyer shall be forthwith paid to Seller.
For such purpose, the maturity date of the Note shall b extended until such date as payment or application of all of retained funds shall have been made, and failure of Buyer to make payments on the Note pursuant to this Section shall not constitute a default or event of default hereunder or thereunder.

     As used in this Section 7.2 the work "claim" shall mean any and all liabilities, obligations, losses, damages, deficiencies, claims, assessments, penalties, actions, proceedings, suits and judgments of whatever kind and nature and all costs and expenses (including, without limitation, reasonable attorneys' fees) relating thereto.

8.0     MISCELLANEOUS.

8.1 Expenses. Except as otherwise expressly provided herein, each party shall pay its own expenses incident to the negotiation, preparation and carrying out of this Agreement, including all fees and expenses of its counsel and accountants for all activities of such counsel and accountants undertaken pursuant to this Agreement, whether or not the transactions contemplated hereby are consummated.

8.2 Bulk Sales Compliance. Buyer hereby waives compliance by Seller with the Bulk Sales Laws of all applicable jurisdictions. Seller agrees it shall indemnify and shall hold harmless the Buyer from any loss, damage or expense incurred by Buyer because of the assertion or exercise by any creditor of Seller of any rights under such Bulk Sales Laws, including, without limitation, any loss by Buyer of title to the Assets or any payment made by Buyer to any such creditor in order to protect its title to the Assets.

8.3     Entire Agreement.     This Agreement, including the Schedules and
any exhibits hereto, constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior understandings and agreements with respect thereto. This agreement may not be amended, nor shall any waiver, change, modification, consent or discharge be effected, except by an instrument in writing executed by or on behalf of the party against whom enforcement of any amendment, waiver, change, modification, consent or discharge is sough.

8.4 Assignability; Binding Effect. This Agreement and any rights hereunder shall be assignable by Buyer to a corporation or partnership controlling, controlled by or under common control with Buyer upon written notice to Seller and subject to Seller's consent, which consent shall not be unreasonably withheld or delayed. This Agreement may not be assigned by Seller or Stockholders without the prior written consent of Buyer.
This Agreement shall be binding upon and enforceable by, and shall inureto the benefit of, the parties hereto and their respective successors, estates, administrators, executors, heirs and assigns.

8.5 Severability. If any provision of this Agreement shall be held or deemed to be, or shall in fact be, invalid, inoperative or unenforceable as applied to any particular case in any jurisdiction or jurisdictions, or in all jurisdictions or in all cases, because of the conflict of any provision with any constitution or statute or rule of public policy or for any other reason, such circumstance shall not have the effect of rendering unenforceable in any other jurisdiction or in any other case or circumstance or of rendering any other provision or provisions herein contained invalid, inoperative or unenforceable to the extent that such other provisions are not themselves actually in conflict with such constitution, statute or rule of public policy, but this Agreement shall be reformed and construed in any such jurisdiction or case as if such invalid, inoperative or unenforceable provision had never been contained herein and such provision reformed so that it would be valid, operative and enforceable to the maximum extent permitted in such jurisdiction or in such case.

8.6 Counterparts. This agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, and in pleading or proving any provision of this Agreement it shall not be necessary to produce more than one such counterpart.

8.7 Section and Other Headings. The headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

8.8 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given in delivered or mailed, postage prepaid, certified mail, return receipt requested:
(i)      To Seller or Stockholders:  If to Seller or Stockholders, to:
John Connors
29 Beach Road
Gloucester, MA 01930

With a copy to:
John D. Cunningham III
59 Main Street
Gloucester, MA  01930
(ii)
To Buyer: If to Buyer, to:
D.A.W., Inc.
13 Water Street
Holliston, MA 01746Attn. Mark Dumouchel

Or to such other person(s) and address(es) as either party as either party shall have specified in writing to the other by notice given in accordance with this Section.

8.9 Number and Gender. Whenever used herein, the singular number shall include the plural, the plural shall include the singular, and the use of any gender shall include all genders.

8.10 Massachusetts Law to Govern. This Agreement shall be governed by and construed and enforced in accordance with the law (other than the law governing conflict of law questions) of The Commonwealth of Massachusetts.

8.11 Massachusetts Courts. Any action to enforce, arising out of, or relating in any way to, any of the provisions of this Agreement may be brought and prosecuted in such court or courts located in The Commonwealth of Massachusetts as is provided by law; and the parties consent o he jurisdiction of said court or courts located in The Commonwealth of Massachusetts and to service of process by registered mail, return receipt requested, or in any other manner provided by law.

8.12 Accounts Receivable. Accounts receivable prior to closing shall be the property of the Seller.

8.13 Computer Access. Seller shall have access to the computer and computer billing program after the Closing Date for purchases made prior to closing.

IN WITNESS WHEREOF, Seller, Stockholders and Buyer have executed or caused to be executed by their respective duly authorized officers this Agreement as an instrument under seal as of the date firs above written.

Witness:
D.A.W., Inc.
a Massachusetts corporation

By: /s/ Mark Dumouchel
       President
Witness:
Connors Pharmacy, Inc.

 By:_/s/ John Connors
       President
                                 Connors Pharmacy, Inc.
                       Statements of Assets, Liabilities and
                       Stockholder' Equity - Income Tax Basis
                                March 31, 2005 and 2004
                                        ASSETS
                                           2005               2004
                                           ----               ----
Current assets:
  Cash and cash equivalents             $   359,734        $   458,081
  Accounts receivable                       279,161            299,792
  Inventory, at lower of cost or
    market, first in-first out method       377,651            305,462
  Section 444 tax deposit                    55,535             17,017
  Prepaid expenses                            2,303                  -
  Prepaid Massachusetts excise tax                -                106
                                        -----------         ----------
      Total current assets                1,074,384          1,080,458
                                        -----------         ----------
Fixed assets
  Land                                       14,400             14,400
  Building and improvements                 257,468            161,494
  Fixtures and equipment                     94,119             86,592
  Motor vehicle                               5,800              5,800
                                            371,787            268,286
                                       ------------         ----------
  Less - accumulated depreciation           212,079            201,077
                                       ------------         ----------
          Total fixed assets                159,708             67,209
                                       ------------         ----------
Goodwill                                     25,000             25,000
                                        -----------        -----------
TOTAL ASSETS                            $ 1,259,092        $ 1,172,667
                                        ===========        ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    97,873        $   161,224
  Accrued retirement fund contribution       13,493             11,470
  Accrued Massachusetts excise tax              182                  -
                                        -----------        -----------TOTAL
LIABILITIES                           111,548            172,694
                                        -----------        -----------
Shareholders' equity:
  Capital stock, common, no par
    Authorized 25 shares,
    Issued 250 shares                        13,294             13,294
  Donated surplus                               532                532
  Retained earnings                       1,134,250            986,679
                                         ----------         ----------
                                          1,148,076          1,000,505
  Less - Treasury stock, 10 shares
    donated at original issue price             532                532
                                         ----------         ----------
TOTAL STOCKHOLDERS' EQUITY                1,147,544            999,973
                                         ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDER'S
     EQUITY                             $ 1,259,092        $ 1,172,667
see accountants' compilation report.    ===========        ===========
                              Connors Pharmacy, Inc.
             Statements of Revenues and Expenses - Income Tax Basis
                         Years Ended March 31, 2005 and 2004

                                            2005      %        2004       %

Revenues                                $ 4,506,679  100.0 $ 4,628,371  100.0
                                        -----------  ----- -----------  -----
Cost of goods sold
  Inventory at the beginning of year        305,462    6.8     327,716    7.1
  Purchases, net of discounts             3,637,645   80.7   3,604,797   77.9
                                        -----------  -----  ----------  -----
                                          3,943,107   87.5   3,932,513   85.0
  Less - inventory at end of year           377,651    8.4     305,462    6.6
                                        -----------  -----  ----------  -----
                                          3,565,456   79.1   3,627,051   78.4
                                        -----------  -----  ----------  -----
 Gross profit on sales                      941,223   20.9   1,001,320   21.6
                                        -----------  -----  ----------  -----
General and administrative expenses
  Advertising and promotion                   5,298    0.1       5,398    0.1
  Automobile and delivery expense             2,077      -       2 869    0.1
  Bad debt expense                                -      -       1,540      -
  Cleaning and maintenance                    5,748    0.1       4,897    0.1
  Computer expense                           12,575    0.3      12,716    0.3
  Depreciation                               11,002    0.2       5,199    0.1
  Dues, fees and licenses                     4,572    0.1       3,113    0.1
  Heat, light, power                          9,346    0.2       9,424    0.2
  Insurance                                  55,087    1.2      63,162    1.4
  Payroll processing fees                     2,162      -       2,751    0.1
  Professional fees                          30,290    0.7      26,285    0.6
  Miscellaneous                               4,465    0.1       4,401    0.1
  Office expense and postage                 25,997    0.6      24,076    0.5
  Retirement plan contribution               37,493    0.8      35,470    0.8
  Salaries and wages                        443,663    9.8     422,322    9.1
  Store supplies                             17,839    0.4      20,942    0.5
  Taxes - other                               4,681    0.1       5,067    0.1
  Taxes - payroll                            36,208    0.8      34,948    0.8
  Massachusetts pharmacy assessment               -      -     (12,019)  (0.3)
  Telephone                                   7,191    0.2       6,900    0.1
                                        -----------   ----  ----------   ----
                                            715,694   15.9     679,461   14.7
                                        -----------   ----  -----------  -----
Net income from operations                  225,529    5.0     321,859    7.0
Other income
  Investment income                           2,042      -       1,564      -
                                        -----------   ----   ---------    ----
Net income                              $   227,571    5.0 $   323,423    7.0
                                        ===========   ==== ============   ====



see accountants' compilation report.




                              Connors Pharmacy, Inc.
                Statements of Retained Earnings - Income Tax Basis
                      Two Years Ended March 31, 2005 and 2004


 Balance, March 31, 2003                           $   797,256

 Net income, year ended March 31, 2004                 323,423
                                                   -----------
                                                     1,120,679

Less - distributions, year ended March 31, 2004       (134,000)
                                                   -----------
Balance, March 31, 2004                                986,679

Net income, year ended March 31, 2005                  227,571
                                                   -----------
                                                     1,214,250

Less - distributions, year ended March 31, 2005        (80,000)
                                                   -----------
Balance, March 31, 2005                            $ 1,134,250
                                                   ===========































see accountants' compilation report.


NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2006 Annual Report on Form 10-K

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


  Certain former operating subsidiaries of the Company (i.e., Nyer Internet Companies, Inc., Nyer Nutritional Systems, Inc. and SCBA, Inc.) have been listed as being no longer active by the appropriate governmental agency of their respective jurisdictions of incorporation.

























NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2006 Annual Report on Form 10-K


EXHIBIT 23.1  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Nyer Medical Group, Inc.

     We hereby consent to the incorporation by reference in the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-66554), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-106075) and Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-113357), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-132273) and Registration Statement of Nyer Medical Group, Inc.
(Form S-3 No. 333-129415) of our report dated September 8, 2006 relating to the consolidated financial statements and schedules of Nyer Medical Group, Inc. included in the Annual Report (Form 10-K) for the year ended June 30, 2006.


                                            /s/ Sweeney, Gates & Co.


Fort Lauderdale, Florida
September 28, 2006































NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2006 Annual Report on Form 10-K

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

Date:  September 28, 2006
       /s/ Karen L. Wright

Karen L. Wright
President
(Principal Executive Officer)
Vice President - Finance
(Principal Financial and Accounting Officer)












































NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2006 Annual Report on Form 10-K

Exhibit 32.1
CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Karen L. Wright

Karen L. Wright,
President, Chief Executive Officer
and Chief Financial Officer
September 28, 2006