Form 10-K/A
period 2006-06-30
NYER MEDICAL GROUP INC
filed 2006-10-27
CIK 884647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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

Documents Incorporated by Reference:  None


































                        EXPLANATORY NOTE

     Nyer Medical Group, Inc. filed a Form 10-K for the year ended June 30, 2006 with the Securities and Exchange Commission on September 28, 2006 (the "Original Filing"). Nyer Medical Group, Inc. was informed that the following transaction occurred on September 10, 2006:

     Nyle International Corp. sold 2,000 shares of Class A Preferred Stock of Nyer Medical Group, Inc. to Samuel Nyer in exchange for $200,000 of indebtedness owing from Nyle International to Samuel Nyer.

As a result of this transaction:

     - Item 1A "Risks Factors" has been amended and restated in its entirety for purposes of amending and restating the Risk Factor entitled "Control of Nyer Is Held By a Few Shareholders"; and

     - Item 8 "Financial Statements and Supplementary Data" has been amended and restated in its entirety for purposes of adding "Note 19.Subsequent Event".

     - Item 12 "Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters" has been amended and restated in its entirety. This Item 12 has also been revised to correct certain calculation errors.

     As a result of these amendments, the Consent of Independent Registered Public Accounting Firm and the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A Amendment No.1 in the forms attached hereto.

     Except for the changes described above, this Form 10-K/A Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 1A. Risk Factors

The Company Has A Limited Amount of Cash to Fund Operating Needs
----------------------------------------------------------------
     We had approximately $1,130,000 in cash at September 26, 2006, as compared to $814,119 in cash at June 30, 2006. The cash balances of the Company and subsidiaries were as follows at September 26, 2006: pharmacies - $1,097,900, medical - $23,100 and the Company $9,000. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. The pharmacies owed the Company approximately $27,000. This is being repaid monthly.

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

     In August 2006, the Company entered into an Agreement with the Shareholders which stated/accomplished the following:

     The Company acknowledges that 100% of the shares of the subsidiaries of the Company (the "Subsidiaries") held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.

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

     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments, which amounts will be repaid by the Company to D.A.W., (with interest at the applicable federal rate), upon the earlier of (i) the closing of the Purchase, and (ii) July 15, 2007.

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

We Do Not Possess Depth in Our Management Team
----------------------------------------------
     The success of Nyer is principally dependent upon the efforts of the President and Chief Executive Officer, Karen L. Wright and the management team of the pharmacies. With the exception of its medical products distribution companies, Nyer does not provide any operating support to its subsidiaries and limits its services principally to supplying accounting services to its subsidiaries. For this reason, Nyer has not needed the services of additional management, beyond its executive officer and the minority shareholders of Eaton. As Nyer continues to grow, it may require the services of additional executives. The loss of certain other key employees could have a material effect upon the business of Nyer. At the present time, Nyer has key-man insurance on the lives of the minority shareholders and does not have any on its executive officer nor does it intend to do so. No assurances can be given that Nyer can recruit suitable qualified executives, if necessary.

Control of Nyer Is Held By a Few Shareholders
---------------------------------------------
     Nyer's principal shareholder, Mr. Samuel Nyer, owns 2,000 shares of Class A preferred stock which has voting rights equal to 2,000,000 shares of common stock of Nyer and 1,000 shares of Class B preferred stock of Nyer which has voting rights equal to 2,000,000 shares of common stock. The preferred stock has voting rights on all matters that come before the common shareholders for vote. Mr. Nyer also owns 101,400 shares of common stock of Nyer. In addition, Nyle, a corporation controlled by Mr. Samuel Nyer, owns 781,000 shares of common stock of Nyer.

     These holdings collectively represent approximately 65.8% of the voting securities of Nyer. As a result, Mr. Nyer effectively controls the voting power of Nyer. Accordingly, Mr. Nyer is in a position to elect a majority of Nyer's directors and control the policies and operations of Nyer.

Many of Our Competitors Have Advantages Over Us
-----------------------------------------------
     All aspects of our business are subject to significant competition. Many of our competitors generally have substantially greater financial resources and other competitive advantages. Such greater resources and advantages may reduce our chance for economic success.

Volatility in the Stock Market May Have a Negative Impact on the Price of Our
-----------------------------------------------------------------------------
Stock
-----
     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of any particular company. This as well as other factors which are directly related to our businesses, could impact the market price of our common stock. Further because of the small volume of trading in our common stock, the market price of the common stock can be affected by increases in trading volume.

     Our common stock is listed on the NASDAQ Stock Market LLC. NASDAQ rules provide that if the market price of a common stock is less than $1 for thirty consecutive trading days, it can be delisted upon the happening of certain events. If our common stock is delisted by NASDAQ, the market price of the common stock may be negatively impacted.

Risks related to ownership of our common stock
----------------------------------------------
The exercise of our outstanding stock options could adversely affect our
------------------------------------------------------------------------
outstanding
common stock
------------------------
     Our stock option plans are an important component of our compensation program for our employees, directors and consultants. As of June 30, 2006, we have issued and outstanding options to purchase approximately 1,682,600 shares of common stock with exercise prices ranging from $1.29 to $16.75 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Investors Should Not Expect Dividends
-------------------------------------

     Nyer intends to retain future earnings, if any, to finance its growth.


The Companies Which Comprise Nyer Have Not Historically Operated as a Combined
------------------------------------------------------------------------------
Business
--------

     The subsidiaries that comprise Nyer have been historically managed or operated as individual, stand-alone businesses. Although we believe that we have and can continue to successfully manage and operate these separate and individual businesses, we cannot be certain of this.

Certain risks are inherent in providing pharmacy services; our insurance may
----------------------------------------------------------------------------
not be adequate to cover any claims against us
----------------------------------------------

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

Product Liability Claims May Arise in the Future of Medical Products
--------------------------------------------------------------------
     The sale of medical products entails the risk that users will pursue product liability claims. Although we are a distributor and not a manufacturer of medical products and are therefore less likely to be ultimately liable in a product liability suit, a product liability claim could be made against us and could be expensive for us. Our insurance may not provide adequate coverage against these claims.

Our Success May Vary With Regulation of and Changes in the Practice of Medicine
-------------------------------------------------------------------------------
     The health care industry is subject to extensive government regulation, licensure and operating procedures. We cannot predict the impact that present or future regulations may have on operations of Eaton and ADCO. Eaton's pharmacists also may have a duty to warn customers regarding potential negative effects of a prescription drug if the warning could reduce or negate these effects. Additionally, Eaton is subject to federal Drug Enforcement Agency andstate regulations relating to pharmacy operations, purchasing, storing and dispensing of controlled substances. Eaton is also subject to other federal regulations such as The Health Insurance Portability and Accountability Act of 1996 (HIPAA). Moreover, as consolidation among physician provider groups, long-term care facilities and other alternate-site providers continues and provider networks are created, purchasing decisions may shift to individuals with whom Eaton and ADCO have not had prior selling relationships.

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

Pricing Pressures From Health Care Providers and Third-Party Payors Exists for
------------------------------------------------------------------------------
Us
--
     The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted spending budgets in certain markets within the medical products industry. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. Accordingly, there can be no assurance that reimbursement for purchase and use of medical products will not be limited or reduced and thereby adversely affect future sales by Eaton and ADCO. In addition, any substantial delays in reimbursement, significant reduction incoverage or payment rates from third party payors can have a material adverse effect on our retail pharmacy business. Pharmacy sales to third party plans accounted for 90% of our total pharmacy sales for the fiscal year ended 2006, 81% for the fiscal year ended 2005 and 83% for the fiscal year ended 2004.

Eaton is Dependent on Relationships with Vendors
------------------------------------------------

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

Eaton is Dependent on Employees
-------------------------------
     Eaton depends on the continued service of, and on the ability to attract, motivate and retain, a sufficient number of pharmacists for our stores. We believe that our success depends in part on our continued ability to attract and retain qualified and skilled pharmacists. Over the years, a significant shortage of pharmacists has developed due to industry competition as well as competition from other industries. This has resulted in continued upward pressure on pharmacist compensation packages. There can be no assurance that we will be able to attract, hire and retain sufficient numbers of pharmacists necessary to continue to develop and grow our business. The inability to attract and retain a sufficient number of pharmacists could limit our ability to increase revenue and impact our ability to deliver high levels of customer care.

ADCO Is Dependent on Relationships with Vendors
-----------------------------------------------
     ADCO distributes from its stock over 4,000 medical products manufactured by approximately 135 vendors and is dependent on these vendors for the manufacture and supply of products. During the 12-month period ended June 30, 2006, ADCO had one vendor, a buying group, whose relationship accounted for 20% of ADCO's inventory purchases. If the relationship with this buying group was disrupted, management believes it has at least two competitive buying groups who could fulfill their inventory needs but it may be at additional expense.

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

The Success of ADCO Is Dependent on Qualified Sales Representatives
-------------------------------------------------------------------
     ADCO believes that to be successful it must continue to hire, train and retain highly qualified sales representatives. Due to the relationships developed between ADCO's sales representatives and its customers, upon the departure of a sales representative, ADCO faces the risk of losing the representative's customers, especially if the representative were to act as a representative of ADCO's competitors. ADCO generally requires its sales representatives to execute a non-competition agreement as a condition of their employment. Although courts have generally upheld the terms of non-competition agreements similar to ADCO's in the past, there can be no assurance that such agreements will be upheld in the future.

ADCO Relies on Third-Party Shippers
-----------------------------------
     Because ADCO believes that its success to date is dependent in part upon its ability to provide prompt, accurate and complete service to its customers on a price-competitive basis, any material increases in its costs of procuring and delivering products could have an adverse effect on its results of operations. Strikes or other service interruptions affecting United Parcel Service or other common carriers used by ADCO to ship its products could impair ADCO's ability to deliver products on a timely and cost-effective basis. In addition, because ADCO typically bears the cost of shipment to its customers, any increase in shipping rates could have an adverse effect on ADCO's operating results.

Compliance with changing regulation of corporate governance and public
----------------------------------------------------------------------
disclosure may result in additional expenses
--------------------------------------------
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC, regulations and NASDAQ Stock Market LLC rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management's required assessment of our internal control over financial reporting and our independent registered public accounting firm's attestation of that assessment will require the commitment of financial and managerial resources. We expect these efforts to require the continued commitment of resources. In addition, Executive Compensation and Related Party Disclosure, which will soon be required of us, will also require commitment of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

     We are subject to additional rules and regulations as a public company,
     -----------------------------------------------------------------------
which will increase our administration costs which in turn could harm our
-------------------------------------------------------------------------
operating results
-----------------
     As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, NASDAQ adopted revisions to its requirements for companies that are NASDAQ-listed. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time consuming or costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Changes to financial accounting standards may affect our results of operations
------------------------------------------------------------------------------
and cause us to change our business practices
---------------------------------------------
     We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The FASB and other agencies finalized changes to GAAP that required us, in our quarter ending September 30, 2005, to record a charge to earnings for employee stock option grants. We may have significant and ongoing accounting charges resulting from option grant that we expect will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees and directors.


































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

  Schedule I Condensed Financial Statements of the Parent      F 31

  Schedule II Valuation and Qualifying Accounts and Reserves   F 34



























      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Nyer Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Our audits referred to above include audits of the financial statement schedules listed under Item 15(a) (2) of the Form 10K report of Nyer Medical Group, Inc. for each of the years in the three-year period ended June 30, 2006. In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



                                                Sweeney, Gates & Co.
Fort Lauderdale, Florida
September 8, 2006,
(Except for Note 19 as to which the date is September 10, 2006)












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
                                         =========     =========   =========



























              The accompanying notes are an integral part of the consolidated financial statements.
                                        F-5

                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004


                      Class A           Class B
                  Preferred Stock   Preferred Stock      Common Stock
                 Shares    Amount   Shares   Amount     Shares     Amount
                 ------    ------   ------   ------     ------     ------
Balance,
  June 30, 2003    2,000     $  1     1,000     $  -    3,784,962     $379
     Net loss          -        -         -        -            -        -
                   -----     ----     -----     ----    ---------     ----
Balance,
  June 30, 2004    2,000        1     1,000        -    3,784,962      379
  Issuance of
   common
   stock               -        -         -        -      193,237       19
     Net income        -        -         -        -            -        -
                   -----     ----     -----     ----    ---------      ---
Balance,
  June 30, 2005    2,000        1     1,000        -    3,978,199      398
  Costs in
   connection
   with 2005
   common stock
   issuance            -        -         -        -            -        -
Stock-based
   compensation        -        -         -        -            -        -
     Net income        -        -         -        -            -        -
                   -----     ----     -----     ----    ---------     ----
Balance,
  June 30, 2006    2,000     $  1     1,000     $  -    3,978,199     $398
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


                 Additional                     Total
                 Paid-in         Accumulated    Shareholders'
                 Capital         Deficit        Equity
                 -------         -------        ------
Balance,
  June 30, 2003  $17,691,972     $(10,375,389)  $  7,316,963
                           -         (425,220)      (425,220)
                 -----------     ------------   ------------
Balance,
  June 30, 2004   17,691,972      (10,800,609)     6,891,743
  Issuance of
   common
   stock             328,472                -        328 491
     Net income            -          223,639        223,639
                 -----------     ------------   ------------
Balance,
  June 30, 2005   18,020,444      (10,576 970)     7,443,873
                 -----------     ------------   ------------
 Costs in
   connection
   with 2005
   common stock
   issuance          (19,432)               -        (19,432)
  Stock-based
   compensation       46,098                -         46,098
     Net income            -          858,399        858,399
                 -----------     ------------   ------------
Balance,
  June 30, 2006  $18,047,110     $ (9,718,571)  $  8,328,938
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

     Subsequent events, continued
     -----------------

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
                                 ==========      ========      ========

     In connection with the purchase of a pharmacy, the Company acquired a prescription list for $331,500, which is amortized over its estimated useful life of 10 years.
                                      continued
                                        F-18
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.  Shareholders' equity
     --------------------

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

12. Stock options plans
    -------------------
     The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company's common stock. The 1993 Stock Option Plan was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The


                                     continued
                                        F-23
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options plans, continued
    -------------------

maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 plan, automatic options vest semi-annually to all directors and certain officers and expire in ten years from the date of grant. Except with respect to certain incentive stock options ("ISOs"), options under the 1993 plan expire 10 years from the date of grant. Under the 1993 plan, except for ISOs, the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 plan. Under the 2002 plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 plan) of the common stock of the Company on the date of the grant.

     The following table summarizes stock options outstanding and exercisable at June 30, 2006:
                       Outstanding stock options      Exercisable stock options
                             Weighted                        Weighted
                             average     Weighted            average   Weighted
    Exercise                 remaining   average             remaining  average
    price                   contractual  exercise          contractual exercise
    range             Shares    life      price       Shares     life    price
    -----             ------    ----      -----       ------     ----    -----
    $ 1.29-$1.95      720,000    7.0      $ 1.70      716,000     7.0    $ 1.70
    $ 2.10-$3.38      138,000    6.7      $ 2.80       96,000     6.7    $ 2.80
    $ 4.75 $6.88      638,600    2.0      $ 6.24      638,600     2.0    $ 6.24
    $16.75             36,000     .3      $16.75       36,000      .3    $16.75
                    ---------                       ---------
                    1,532,600                       1,486,600
                    =========                       =========

     A summary of changes in common stock options for the years ended June 30:

                    2006                      2005                     2004
                    ----                      ----                     ----
            Weighted average         Weighted average       Weighted average
        Shares  exercise price   Shares  exercise price Shares  exercise  price
        ----------------------   ---------------------- -----------------------

Outstanding
 at the
 beginning
 of the year 1,570,600   $3.98     1,528,600      $4.01    1,569,600     $4.05
Granted         36,000    2.72        52,000       2.68       24,000      3.01
Canceled       (74,000)   1.92       (10,000)      2.37      (65,000)     4.46
             ---------             ---------               ---------
Outstanding
 at the end
 of the year 1,532,600   $4.05     1,570,600      $3.98    1,528,600     $4.01
             =========             =========               =========
                                     continued
                                        F-24
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Earnings per share
     ------------------
     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at June 30:
                                     2006         2005         2004
                                     ----         ----         ----
Weighted average number of
 common shares used in
 basic EPS                        3,978,199     3,825,727    3,784,962
Stock options                       340,588       199,068            -
                                  ---------     ---------    ---------
Weighted average number of
 common shares used in
 diluted EPS                      4,318,787     4,024,795    3,784,962
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

    Summary data for the years ended June 30:

                                   2006          2005          2004
Net Revenues                       ----          ----          ----
     Pharmacies                 $56,422,211   $52,893,153   $53,220,507
     Medical                      7,174,764     8,290,872     8,466,751
                                -----------   -----------   -----------
                                $63,596,975   $61,184,025   $61,687,258
                                ===========   ===========   ===========
Operating income (loss)
     Pharmacies                 $   941,626   $ 1,160,955   $ 1,217,442
     Medical                        235,169       (57,052)     (344,043)
     Corporate                     (548,456)     (511,503)     (648,780)
                                -----------   -----------   -----------
                                $   628,339   $   592,400   $   224,619
                                ===========   ===========   ===========
Identifiable assets
     Pharmacies                 $13,186,343   $12,124,734   $11,321,180
     Medical                      1,533,770     1,783,469     1,996,010
     Corporate                      729,397       445,984       535,744
                                -----------   -----------   -----------
                                $15,449,510   $14,354,187   $13,852,934
                                ===========   ===========   ===========
                                     continued
                                        F-27
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Business segments, continued
    -----------------               2006          2005         2004
                                    ----          ----         ----
Capital expenditures
     Pharmacies                 $   453,845   $   385,709   $   466,403
     Medical                          4,290        24,280        26,857
                                -----------   -----------   -----------
                                $   458,135   $   409,989   $   493,260
                                ===========   ===========   ===========

Depreciation and Amortization
     Pharmacies                 $   445,319   $   463,230   $   426,479
     Medical                         68,394        82,845        83,619
     Corporate                            -         1,601           808
                                -----------   -----------   -----------
                                $   513,713   $   547,676   $   510,906
                                ===========   ===========   ===========

Interest income
     Pharmacies                 $    17,371   $    19,955   $    24,957
     Medical                          2,067        32,639        19,574
     Corporate                        2,067             -         1,121
                                -----------   -----------   -----------
                                $    21,505   $    52,594   $    45,652
                                ============  ===========   ===========

Interest expense
     Pharmacies                 $    11,865   $    13,219   $    24,919
     Medical                            964         6,860        12,940
                                -----------   -----------   -----------
                                $    12,829   $    20,079   $    37,859
                                ===========   ===========   ===========

Income tax (benefit) expense
     Pharmacies                 $   390,050   $   448,848   $    94,247
     Medical                         69,300       (11,600)            -
     Corporate                     (705,530)     (119,678)            -
                                   (246,180)      317,570        94,247
                                -----------   -----------   -----------
     Discontinued                         -        17,970             -
                                $  (246,180)  $   335,540   $    94,247
                                ===========   ===========   ===========










                                     continued
                                        F-28
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Selected quarterly data (unaudited)
     -----------------------

          2006               First       Second        Third       Fourth
                            Quarter      Quarter      Quarter      Quarter
                            -------      -------      -------      -------
Net sales                 $15,176,449  $15,686,684  $15,755,900  $16,977,942
                          ===========  ===========  ===========  ===========
Gross profit              $ 3,510,020  $ 3,784,018  $ 3,843,548  $ 3,746,089
                          ===========  ===========  ===========  ===========
Net income                $    87,097  $    98,596  $   101,061  $   571,645
                          ===========  ===========  ===========  ===========
Basic income per share:   $       .02  $       .03  $       .03  $       .14
                          ===========  ===========  ===========  ===========
Diluted income per share: $       .02  $       .02  $       .02  $       .14
                          ===========  ===========  ===========  ===========

         2005
Net sales                 $15,188,611  $15,528,903  $15,114,121  $15,352,390
                          ===========  ===========  ===========  ===========
Gross profit              $ 3,251,671  $ 3,570,728  $ 3,385,735  $ 3,522,817
                          ===========  ===========  ===========  ===========
Income (loss) from
  continuing operations   $    64,050  $   129,746  $    17,154  $   (26,884)
                          ===========  ===========  ===========  ===========
Net gain from discontinued
  operations              $         -  $         -  $         -  $    39,573
                          ===========  ===========  ===========  ===========
Net income (loss)         $    64,050  $   129,746  $    17,154  $    12,689
                          ===========  ===========  ===========  ===========
Basic and diluted income
  (loss) per share:
  Continuing operations   $       .02  $       .03  $       .01  $      (.01)
                          ===========  ===========  ===========  ===========
  Discontinued operations           -            -            -          .01
                          ===========  ===========  ===========  ===========
  Basic and diluted income
  (loss) per share:       $       .02  $       .03  $       .01  $       .00
                          ===========  ===========  ===========  ===========
         2004
Net sales                 $15,241,923  $15,819,684  $15,056,570  $15,569,081
                          ===========  ===========  ===========  ===========
Gross profit              $ 3,390,495  $ 3,219,699  $ 3,303,808  $ 3,422,327
                          ===========  ===========  ===========  ===========
Income (loss) from
  continuing operations   $   219,922  $    49,899  $   (77,397) $  (247,050)
                          ===========  ===========  ===========  ===========
Net loss from discontinued
  operations              $   (37,461) $   (27,192) $   (15,343) $  (290,598)
                          ===========  ===========  ===========  ===========
Net income (loss)         $   182,461  $    22,707  $   (92,740) $  (537,648)
                          ===========  ===========  ===========  ===========
                                     continued
                                        F-29
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Selected quarterly data (unaudited), continued
     -----------------------

          2004               First       Second        Third       Fourth
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

19.  Subsequent event
     ----------------

     On September 10, 2006, Nyle International Corp. sold 2,000 shares of the Company's Class A Preferred Stock to Mr. Samuel Nyer in exchange for $200,000 of indebtedness owed from Nyle International to Mr. Samuel Nyer. Each share of Class A Preferred Stock carries the right to 1,000 votes on any matter put to a vote of the Common Stock. As a result of this transaction, Nyle International no longer controls the Company.























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

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Additions     Additions
               Balance at     Charged to    Charged to  Deductions   Balance at
               Beginning of   Costs and     Other       for payments  End of
               Period         Expenses      Accounts    or Write-offs  Period
Year ended June 30
  2006:
Allowance for
 doubtful accounts
            $  233,000     $       -       $     -     $ (90,000)    $  143,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence
            $  148,000     $       -       $     -     $       -     $  148,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations
            $  200,000     $       -       $     -     $       -     $  200,000
            ==========     =========       =======     =========     ==========
Year ended June 30
  2005:Allowance for
 doubtful accounts
            $  461,000     $ 107,000       $     -     $(335,000)    $  233,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence
            $  158,000     $       -       $     -     $ (10,000)    $  148,000
            ==========     =========       =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations
            $  200,000     $       -       $     -     $       -     $  200,000
            ==========     =========       =======     =========     ==========
Year ended June 30
  2004:
Allowance for
 doubtful accounts
            $  318,352     $ 146,648       $     -     $  (4,000)    $  461,000
            ==========     =========       =======     =========     ==========
Allowance for
 doubtful accounts-
 discontinued
 operations
            $   50,000     $       -       $     -     $ (50,000)    $        -
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































                                        F-35
ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information as of September 27,2006, based on information obtained from the persons named below with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director, and (iii) all executive officers and directors as a group. The table includes the Class A preferred stock which has 2,000,000 votes and Class B preferred stock which has 2,000,000 votes and is based upon the number of shares of common stock issued and outstanding of 3,978,199 as of September 27, 2006.
                                                 Amount and nature    Percentage
                   Name and address of           of beneficial        of class
Class              beneficial owner              ownership 1          owned  (%)
-----              ----------------              -----------          ---------
Class A Preferred  Samuel Nyer                        2,000 2             100
Stock              1292 Hammond Street
                   Bangor, Maine 04401

Class B Preferred  Samuel Nyer                        1,000 3             100
Stock              1292 Hammond Street
                   Bangor, Maine 04401

Common Stock       Samuel Nyer                    1,954,400 4             38.7
                   1292 Hammond Street
                   Bangor, Maine 04401

Common Stock       Around the Clock Partners, LP    551,721 5             14.7
                   33 6th Street South, Suite 204
                   St. Petersburg, FL 33701

Common Stock       Jonathan Rothschild               286,433              7.2
                   c/o Arterio, Inc.
                   1061-B Shary Circle
                   Concord, CA 94518-2407

Common Stock       Robert J. Landis                   6,000 6                *
                   1292 Hammond Street
                   Bangor, ME  04401

Common Stock       Donald C. Lewis, Jr.              67,000 7              1.7
                   c/o Nyle International Corp.
                   72 Center Street
                   Brewer, ME  04412
Common Stock       Kenneth L. Nyer, M.D.             82,000 8              2.0
                   48 Old Orchard Road
                   New Rochelle, NY  10804

Common Stock       James Schweiger                   26,000 9                *
                   1843 Morning Sky Drive
                   Winter Garden, FL  34787

Common Stock       Gerald Weston                      6,000 10               *
                   1292 Hammond Street
                   Bangor, ME  04401

Common Stock       Karen L. Wright                   79,100 11             1.9
                   1292 Hammond Street
                   Bangor, ME  04401

All directors and executive officers                266,100  6,7,8,9,10 & 11
  of the Company as a group (six persons)                                   6.3

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

2 Each share of Class A Preferred Stock carries the right to 1,000 votes on any matter put to a vote of the Common Stock (equivalent to 2,000,000 votes of common stock).

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

11   Includes 78,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable and 1,100 shares of Common Stock held by an ADCO employee investment club by which Ms. Wright owns 220 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.
                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

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

10.  Material Contracts

    10.1  1993 Stock Option Plan(2) **
    10.2  Amendment to 1993 Stock Option Plan(3) **
    10.3  Second Amendment to 1993 Stock Option Plan (3) **
    10.4 Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
    10.5 Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
    10.6 Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group, Inc. and Mr. Samuel Nyer (3) **
    10.7  Third Amendment to 1993 Stock Option Plan (4) **
    10.8  2002 Stock Option Plan (4) **
    10.9 Stock Option Agreement between Nyer Medical Group, Inc. and Mr. Samuel Nyer (4) **
    10.10 Stock Option Agreement between Nyer Medical Group, Inc. and
          Alliance Capital Resources, Inc. (4)
    10.11 Agreement, dated July 2002, between Gary Parker, M.D. and Nyer Medical Group, Inc. (5)
    10.12 Agreement, dated September 7, 2004, between KeyBank, NA and ADCO
          Surgical Supply, Inc.(5)    10.13 Agreement, dated October 6, 2004,
between KeyBank, NA and ADCO
          Surgical Supply, Inc. - Promissory Note. (5)
    10.14 Agreement, dated October 6, 2004, by Nyer Medical Group, Inc.
          in favor of KeyBank NA - Commercial Guaranty. (5)
    10.15 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Mortgage. (5)
    10.16 Addendum to Agreement, dated October 31, 2005, between KeyBank, NA and ADCO Surgical Supply, Inc.(10)
    10.17 2004 Addendum to Agreement between Alliance Capital Resources, Inc. and Nyer Medical Group, Inc. (not written). (5)
    10.18 Employment Agreement between Samuel Nyer and Nyer Medical Group, Inc. (not written). (5) **
    10.19 Employment Agreement between Karen Wright and Nyer Medical Group, Inc. (not written). (6) **
    10.20 Form of Employment Agreement, dated as of August 5, 1996, among D.A.W., Inc., F.M.T. Franchise Company, Inc., Nyer Medical Group, Inc. and an (unnamed) employee.(7) **
    10.21 Shareholders' Agreement, dated as of August 5, 1996, among Nyer Medical Group, Inc., Mark Dumouchel, David Dumouchel, Lucille Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc. and F.M.T. Franchise Company, Inc. (5)
    10.22 Service Agreement, dated as of August 5, 1996, by and between Nyer Medical Group, Inc. and D.A.W., Inc. (8)
    10.23 Agreement of D.A.W., Inc. Supplier. (5)
    10.24 Consulting Agreement and Release, dated as of December 5, 2005, between Sam Nyer and Nyer Medical Group, Inc. (11)
    10.25 Purchase and Sales Agreement, dated April 23, 2006, among Connors Pharmacy, John Connors, Austin Connors, and D.A.W., Inc. (12)
14.  Code of Ethics.
    14.1  Nyer Medical Group, Inc.'s Code of Conduct and Ethics Policy. (5)

21.  Subsidiaries of the Registrant.
    21.1  Subsidiaries (12)

23   Consent of Experts and Counsel
    23.1  Consent of Sweeney, Gates and Co.  ***

31   Rule 13a-14(a)/15d-14(a) Certifications
    31.1  Certification of Chief Executive Officer. ***

32   Section 1350 Certifications
    32.1 Section 1350 Certification of President, Chief Executive Officer and Chief Financial Officer. ***

(1)  Contained in Registration Statement on Form S-18 filed on April 13, 1992.
(2)  Contained in Form 10-KSB filed April 1996.
(3)  Contained in Form 10-K filed October 2002.
(4)  Contained in Form 10-K filed September 2003.
(5)  Contained in Form 10-K filed October 2004.
(6)  Contained in Form 10-K filed September 2005.
(7) Contained in Form 8-K (as Exhibit C to Exhibit 2(Stock Exchange Agreement)) filed on August 22, 1996. This form of employment agreement was used for each minority shareholder of D.A.W., Inc., who was an employee of D.A.W., Inc. and the husband of another minority shareholder (which husband was an employee). The agreements for the employees were materially the same. In August, 2004, the annual base salary of each employee was increased to $140,920 by means other than a written agreement.
(8) Contained in Form 8-K (as Exhibit B to Exhibit 2(Stock Exchange Agreement)) filed on August 22, 1996.
(9)  Contained in Form 8-K filed April 18, 2005.
(10) Contained in Form 8-K filed October 31, 2005.
(11) Contained in Form 8-K filed December 6, 2005.
(12) Contained in Form 10-K filed September 28, 2006.

(**) This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

(***) Filed here within.
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2006.

                                     NYER MEDICAL GROUP, INC.
                                     Registrant


                                     By:/s/  Karen L. Wright
                                        Karen L. Wright, President,
                                        Principal Executive Officer and
                                        Chief Executive Officer






























    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of October 2006.

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

          /s/ Robert Landis                  Director
          Robert Landis


          /s/ Donald Lewis                   Director
          Donald Lewis


          /s/ Kenneth Nyer                   Director
          Kenneth Nyer, M.D.


          /s/ James Schweiger               Director
          James Schweiger


          /s/ Gerald Weston                  Director
          Gerald Weston
























                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 2006 Annual Report on Form 10-K/A Amendment No. 1

EXHIBIT 23.1  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Nyer Medical Group, Inc.

     We hereby consent to the incorporation by reference in the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-66554), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-106075) and Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-113357), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-132273) and Registration Statement of Nyer Medical Group, Inc.
(Form S-3 No. 333-129415) of our report dated September 8, 2006 (except for
Note 19, as to which the date is September 10, 2006) relating to the consolidated financial statements and schedules of Nyer Medical Group, Inc. included in the Annual Report (Form 10-K/A) for the year ended June 30, 2006.


                                            /s/ Sweeney, Gates & Co.


Fort Lauderdale, Florida
October 27, 2006
































                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  2006 Annual Report on Form 10-K/A Amendment No. 1
EXHIBIT 31.1
CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Karen L. Wright, certify that:
   1. I have reviewed this annual report on Form 10-K/A Amendment No. 1 of Nyer Medical Group, Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  October 27, 2006
/s/ Karen L. Wright
    Karen L. Wright
    President
    (Principal Executive Officer)
    Vice President - Finance
    (Principal Financial and Accounting Officer)
NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2006 Annual Report on Form 10-K/A Amendment No. 1

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K/A Amendment No. 1 for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer
    October 27, 2006