Form 10-Q
period 2006-09-30
NYER MEDICAL GROUP INC
filed 2006-11-14
CIK 884647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q
X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2006

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

As of November 13, 2006 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.



                                1 of 24

 FORM 10-Q    NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006

                                      INDEX


                                                                    Page No.

                     PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2006
             and June 30, 2006                                            4
           Consolidated Statements of Operations, Three Months
             Ended September 30, 2006 and September 30, 2005              6
           Consolidated Statements of Cash Flows, Three Months
             Ended September 30, 2006 and September 30, 2005              7
           Selected Notes to Consolidated Financial Statements            9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 18

  Item 4.  Controls and Procedures                                       19


                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             19

  Item 1A. Risk Factors                                                  20

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      20

  Item 3.  Defaults Upon Senior Securities                               21

  Item 4.  Submissions of Matters to a Vote of Security Holders          21

  Item 5.  Other Information                                             21

  Item 6.  Exhibits                                                      21

            Signatures                                                   22









                                         2

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006

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

     We make available on our website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.nyermedicalgroup.com. The information contained in our website is not incorporated by reference in this Report.







































                                          3

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           September 30,       June 30,
                                              2006              2006
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $ 1,191,372       $   814,119
  Accounts receivable, less allowance
   for doubtful accounts of $101,000
   at September 30, 2006 and $143,000
   at June 30, 2006                          4,830,902         5,244,779
  Inventories                                6,189,623         6,153,597
  Prepaid expenses and other current
   assets                                      237,415           256,877
  Refundable income taxes                       24,720            42,720
  Current portion of deferred tax
   assets                                      216,000           238,000
                                           -----------       -----------
      Total current assets                  12,690,032        12,750,092
                                           -----------       -----------
Property, plant and equipment, net
 of accumulated depreciation                 1,430,522         1,490,999
                                           -----------       -----------
Goodwill                                       104,463           104,463
Other intangible assets                        660,531           690,635
Long-term portion of deferred
 tax asset                                     372,100           362,000
Other assets                                    51,321            51,321
                                           -----------       -----------
                                             1,188,415         1,208,419
                                           -----------       -----------

      Total assets                         $15,308,969       $15,449,510
                                           ===========       ===========








     See accompanying notes to consolidated financial statements.
                                          4

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30,       June 30,
                                              2006              2006
                                              ----              ----
                                           (Unaudited)
Current liabilities:

  Current portion of long-term debt        $   190,299       $   190,728
  Accounts payable                           3,811,046         3,694,954
  Accrued payroll and related taxes            563,637           592,558
  Accrued expenses and other liabilities       197,514           268,936
  Income taxes payable                               -           135,000
  Liabilities to be disposed of from
   discontinued operations                     298,628           298,628
                                           -----------        ----------
            Total current liabilities        5,061,124         5,180,804
                                           -----------        ----------

Long-term debt, net of current
  portion                                      244,520           291,739
                                            ----------        ----------
Minority interest                            1,669,188         1,648,029
                                            ----------        ----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     398               398
  Additional paid-in capital                18,057,523        18,047,110
  Accumulated deficit                       (9,723,785)       (9,718,571)
                                           -----------       -----------
            Total shareholders'
             equity                          8,334,137         8,328,938
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $15,308,969       $15,449,510
                                           ===========       ===========












     See accompanying notes to consolidated financial statements.


                                          5
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                              For the three months ended
                                           September 30,   September 30,
                                               2006            2005
                                               ----            ----
Revenues:
  Sales                                   $16,383,306      $14,807,962
  Dispensing fees                             498,345          368,487
                                          -----------      -----------
Total revenues                             16,881,651       15,176,449

Cost of goods sold:                        12,988,657       11,666,429
                                          -----------      -----------
  Gross profit                              3,892,994        3,510,020

Operating expenses:

  Selling, general and administrative
    expenses                                3,726,509        3,188,085
  Depreciation and amortization               137,183          117,610
                                          -----------      -----------
      Total operating expenses              3,863,692        3,305,695
                                          -----------      -----------
  Operating income                             29,302          204,325
                                          -----------      -----------
Other income (expense):
  Interest expense                             (6,737)          (2,510)
  Interest income                               5,179            9,547
  Other                                        18,101             (766)
                                          -----------      -----------
       Total other income                      16,543            6,271
                                          -----------      -----------
Income before income taxes and
  minority interest                            45,845          210,596

Provision for income taxes                    (29,900)         (91,400)

Minority interest expense, net
  of income taxes expense                     (21,159)         (32,099)
                                          -----------      -----------
Net (loss) income                         $    (5,214)     $    87,097
                                          ===========      ===========
Basic and diluted income per share:       $         -      $       .02
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,978,199
                                            =========        =========
Weighted average common
   shares outstanding, diluted              3,978,199        4,311,631
                                            =========        =========

             The accompanying notes are an integral part of the consolidated financial statements.
                                          6
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the three months ended
                                           September 30,   September 30,
                                               2006            2005
                                               ----            ----
                                                              Revised
Cash flows from operating activities:

  Net (loss) income                        $     (5,214)    $     87,097

  Adjustments to reconcile net (loss)
   income to net cash provided by (used
   in) operating activities:
  Depreciation                                  107,079           96,643
  Amortization                                   30,104           20,967
  Stock-based compensation expense               10,413           11,938
  Deferred income tax                            11,900                -
  Minority interest                              21,159           32,099
  Changes in working capital                    296,062         (902,266)
                                           ------------     ------------
 Net cash flows provided by (used in)
  operating activities from continuing
  operations                                    471,503         (653,522)
                                           ------------     ------------
Cash flows from investing activities:

 Purchase of property, plant and
   equipment, net                               (46,602)         (80,749)
                                           ------------     ------------
 Net cash flows used in investing
   activities                                   (46,602)         (80,749)
                                           ------------     ------------
Cash flows from financing activities:

 Payments on long-term debt                     (47,648)         (42,512)
                                           ------------     ------------
Net cash flows used in financing
  activities                                    (47,648)         (42,512)
                                           ------------     ------------
Net cash flows provided by
  discontinued activities                             -            2,062
                                           ------------     ------------
Net increase (decrease) in cash                 377,253         (774,721)
Cash at beginning of period                     814,119        1,993,905
                                           ------------     ------------
Cash at end of period                      $  1,191,372     $  1,219,184
                                           ============     ============


            The accompanying notes are an integral part of the consolidated financial statements.
                                          continued
                                          7

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the three months ended
                                           September 30,   September 30,
                                               2006            2005
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $    413,877     $    123,835
  Inventories                                   (36,026)         (46,235)
  Prepaid expenses and other current
   assets                                        19,462           16,093
  Refundable income taxes                        18,000                -
  Accounts payable                              116,092         (733,925)
  Accrued payroll and related taxes             (28,921)         (72,090)
  Accrued expenses and other liabilities        (71,422)        (138,737)
  Income tax payable                           (135,000)         (51,207)
                                           ------------     ------------
      Net change                           $    296,062     $   (902,266)
                                           ============     ============

  Supplemental disclosures of cash flow information:

                                            For the three months ended
                                           September 30,   September 30,
                                               2006            2005
                                               ----            ----
Cash paid during the period for:

Interest                                   $      6,903     $      2,889
                                           ============     ============
Income taxes                               $    135,000     $    182,500
                                           ============     ============




















                                          8

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/Amendment No. 1 for the year ended June 30, 2006.

     Reclassifications

     Prior year information is reclassified whenever necessary to conform to current year's presentation.

     Revisions

     The Company revised its consolidated statements of cash flows for the three months ended September 30, 2005 to separately disclose the cash flows attributable to discontinued operations below net cash flows (used in) provided by financing activities. The Company previously reported these amounts in net cash flows provided by operating activities in its report on Form 10-Q for the three months ended September 30, 2005.

2.  Stock Based Compensation:
    ------------------------
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at the fair value of the options.

     The Company adopted SFAS No. 123R using the "modified prospective application" and, therefore, financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded stock based compensation expenses of $10,413 and $11,938 for the three months ended September 30, 2006 and 2005, respectively.

3.  Restricted Assets and Uncertainties
    -----------------------------------
     The Pharmacy acquisition agreements, described below, include provisions whereby the pharmacies pay a specific management fee to its parent. In addition, such agreements provide that the Shareholders (as defined below) manage day-to-day operations of the pharmacies, which has included cash management.
                                          9

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
          SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.  Restricted Assets and Uncertainties, continued
    -----------------------------------
     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two designated by the minority shareholders (the "Shareholders")and two designated by the Company and a fifth director not affiliated with the Shareholders or the Company. The fifth seat on the board is vacant.

     As part of an associated shareholders' agreement, the Company and the Shareholders will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     Four of the five Shareholders (and the husband of another Shareholder) had employment agreements which expired in August 2006. When the agreements expired, the Shareholders had the right to require the Company to purchase all or any portion of their shares of D.A.W.

     In August 2006, the Company and the employees agreed to enter into oral employment agreements on the same terms as the expired agreements. However, the employees and the Company are presently negotiating new employment agreements and/or a buy out agreeable to all parties. There is no assurance that the Company will be able to successfully negotiate employment agreements and/or raise the capital necessary to buy out the Shareholders.

     There is no assurance that management's business plan will be successful. If the capital cannot be raised before the required date for the Put Shares to be purchased by the Company, then the Shareholders may enforce their rights to have the Put Shares purchased. At this time, the Company does not have an alternative plan to satisfy the Shareholders, and the Shareholders may than seek to enforce their rights in a manner which would be materially adverse to the Company and its shareholders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In August 2006, the Company entered into an Agreement with the Shareholders which is stated/accomplished the following:

     The Company acknowledges that 100% of the shares of the subsidiaries of the Company (the "Subsidiaries") held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.

     The Shareholders agree to refrain from requiring the Company to immediately pay the fair market value of the Put Shares until the earlier of
(i) the closing of the transaction(s) among the Company, the Shareholders and the Subsidiaries with respect to the potential purchase by the Company of all of the shares held by the Shareholders in the Subsidiaries (the "Purchase"), which may be accomplished by payment in full of immediately available funds, and (ii) July 15, 2007.
                                          10

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Restricted Assets and Uncertainties, continued
    -----------------------------------
     The Company agrees to pay $16,665 per month in total to certain Shareholders of from the first business day of August, 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per month from and after December 16, 2006 until the closing of the Purchase.

     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments (with interest at the applicable federal rate) upon the earlier of (i) the closing of the Purchase, and (ii) July 15, 2007.

     The Company pledged 2.5 percent of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above.

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

     Two of the store leases are expiring in fiscal year 2007. There is no assurance that D.A.W. will be able to renew the other leases at terms acceptable to management.

     The store lease of the largest and most profitable location, which is owned by the mother of D.A.W.'s president, was renewed in October of 2006 for five years with an option for an additional five years. Should the agreement mentioned above not be negotiated successfully, the owner has the option to cancel the lease.

4.  Other intangible:
    ----------------
    The following is a summary of other intangible assets:


    September 30, 2006   Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists        9.5     $  751,500      $171,419      $580,081
    Non-compete agreements    1.5        340,000       259,550        80,450
                                      ----------      --------      --------
Totals                                $1,091,500      $430,969      $660,531
                                      ==========      ========      ========
    June 30, 2006        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---

    Prescription lists        9.8     $  751,500      $156,132      $595,368
    Non-compete agreements    1.8        340,000       244,733        95,267
                                      ----------      --------      --------
        Totals                        $1,091,500      $400,865      $690,635
                                      ==========      ========      ========
    Amortization expense of intangible assets was $30,104 and $29,302 for the three months ended September 30, 2006 and 2005.

                                          11

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Other intangible: continued,
    -----------------

     Based on the balance of intangible assets at September 30, 2006, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

                      Year              Amortization amount
                      ----              -------------------
                      2007                 $ 89,900
                      2008                   97,000
                      2009                   61,000
                      2010                   61,000
                      2011                   61,000
                      Thereafter            290,631
                                           --------
                        Total              $660,531
                                           ========

5.  Discontinued operations:
    -----------------------
     The following table shows liabilities of discontinued operations (fire and police segment) at September 30:

                                             2006          2005
                                             ----          ----
   Accounts payable                        $251,957       $251,857
   Accrued expenses and other
     liabilities                             46,671         47,292
                                           --------       --------
       Total liabilities                   $298,628       $299,149
                                           ========       ========
6.  Earnings per share:
    ------------------
     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at September 30:


                                                2006            2005
                                                ----            ----
Weighted average number of common
 shares used in basic EPS                    3,978,199       3,978,199
Stock options                                        -         333,432
Weighted average number of common            ---------       ---------
 shares used in diluted EPS                  3,978,199       4,311,631
                                             =========       =========
     In 2006, the options were anti-dilutive due to a loss for the period ended September 30, 2006. Certain options were not included in the computation of diluted earnings per share in 2005 because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.

7.  Contingencies:
    -------------
     Legal proceedings
     -----------------
    The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.
                                          12

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Contingencies: continued,
    -------------
     Legal proceedings, continued,
     -----------------
     In April, 2006, a former employee of the pharmacy segment filed a civil action against the pharmacy segment in the United States District Court for the District of Massachusetts, alleging that the pharmacy segment improperly classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act and failed to make overtime payments to them under the FLSA and an analogous state law. The former employee sought payment of overtime from April 2003 through April 2006, penalties and attorney's fees. The action originally was brought as a class action. On October 20, 2006, the pharmacy segment and the former employee settled this matter with the pharmacy segment agreeing to pay the former employee the total amount of $15,000.

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

     Anton Investments, Inc. and Conway Associates, Inc. have litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages regarding these litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries. It should be noted that this paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

     Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

                                          13

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
                                        2006          2005
                                        ----          ----
     Net revenues

          Pharmacies                 $15,464,410   $13,272,385
          Medical                      1,417,241     1,904,064
                                     -----------   -----------
                                     $16,881,651   $15,176,449
                                     ===========   ===========
     Operating income

          Pharmacies                 $   196,520   $   301,335
          Medical                         (4,941)          656
          Corporate                     (162,277)      (97,666)
                                     -----------   -----------
                                     $    29,302   $   204,325
                                     ===========   ===========
     Identifiable assets

          Pharmacies                 $13,115,392   $11,467,398
          Medical                      1,491,338     1,589,188
          Corporate                      702,239       379,566
                                     -----------   -----------
                                     $15,308,969   $13,436,152
                                     ===========   ===========


     Capital expenditures

          Pharmacies                 $    31,309   $    80,749
          Medical                         15,293             -
                                     -----------   -----------
                                     $    46,602   $    80,749
                                     ===========   ===========
     Depreciation and Amortization

          Pharmacies                 $   123,304   $   100,169
          Medical                         13,879        17,441
                                     -----------   -----------
                                     $   137,183   $   117,610
                                     ===========   ===========
     Interest expense

          Pharmacies                 $     6,638   $     2,134
          Medical                             99           376
                                     -----------   -----------
                                     $     6,737   $     2,510
                                     ===========   ===========
     Income taxes

          Pharmacies                 $    75,300   $   107,000
          Medical                           (400)        6,500
          Corporate                      (45,000)      (22,100)
                                     -----------   -----------
                                     $    29,900   $    91,400
                                     ===========   ===========
                                          14
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2006 and 2005.

Net Revenues. Total revenues for the three months ended September 30, 2006 increased by $1,705,202 or 11.2% to $16,881,651 from $15,176,449 for the three months ended September 30, 2005.

     The following table shows revenues by business segment for the three months ended September 30:

Business Segment                      2006           2005    % Increase
                                      ----           ----     (decrease)
                                                             ----------
Pharmacies                       $15,464,410     $13,272,385     16.5
Medical                            1,417,241       1,904,064    (25.6)
                                 -----------     -----------
                                 $16,881,651     $15,176,449     11.2
                                 ===========     ===========
     The pharmacies segment's revenues increased $2,192,025 to $15,464,410 or 16.5% for the three months ended September 30, 2006 as compared to $13,272,385 for the three months ended September 30, 2005. The pharmacies' revenues (excluding dispensing fees) increased $2,062,167 to $14,966,065 or 16.2% for the three months ended September 30, 2006 as compared to $12,903,898 for the three months ended September 30, 2005. The pharmacy segment acquired a new location in April 2006, which accounts for approximately $1,100,000 or 8.3% of the increase for the three months ended September 30, 2006. The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization. Dispensing fees revenue increased $129,858 to $498,435 or 35.2% for the three months ended September 30, 2006 as compared to $368,487 for the three months ended September 30, 2005. The pharmacies executed two new contracts (December 2005 and June 2006) with federally qualified health centers (FQHC), which accounted for approximately $30,100 of the increase. The remainder of the increase was due to increased volume in the existing locations. Dispensing fees revenue is recognized from contracts with FQHC. The pharmacies manage three pharmacies owned by federally qualified health centers. The pharmacies also have contracts to provide pharmacy services to patients of three other federally qualified health centers. The pharmacies maintain a segregated inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. They recognize dispensing fees when a prescription is dispensed from the segregated inventory owned by the FQHC.

     The medical segment's sales decreased $486,823 to $1,417,241 or 25.6% for the three months ended September 30, 2006 as compared to $1,904,064 for the three months ended September 30, 2005. Internet sales decreased by approximately $355,000 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales. Also, Internet sales have decreased due to switching to a new website platform which does not contain all of the Company's products. The remaining decrease of approximately $131,800 was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers whom are able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices.
                                          15

 FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Gross Profit Margins. The overall gross profit margins were 23.1% for the three months ended September 30, 2006 and 2005.

     The following is a table of gross profit margin percentages by business segment for the three months ended September 30:

Business Segment                      2006            2005      % Increase
                                      ----            ----      ----------
Pharmacies                            22.4            22.4          -
Medical                               30.5            28.3         7.1

     The pharmacies segment's gross profit margins remained the same at 22.4% for the three months ended September 30, 2006 and 2005.

     The medical segment's gross profit margins increased 7.1% to 30.5% for the three months ended September 30, 2006 as compared to 28.3% for the three months ended September 30, 2005. The increase was the result of the implementation of a higher pricing structure on Internet sales.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses ("S,G&A") increased 16.9% for the three months ended September 30, 2006 to $3,726,509 as compared to $3,188,085 for the three months ended September 30, 2005.

     The following table shows the breakdown by business segment for the three months ended September 30:

Business Segment                      2006            2005    % Increase
                                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $ 3,141,499     $ 2,569,365     22.3
Medical                              422,733         521,054    (18.9)
Corporate                            162,277          97,666     66.2
                                 -----------     -----------
                                 $ 3,726,509     $ 3,188,085     16.9
                                 ===========     ===========
     The pharmacies' S,G&A expenses increased $572,134 to $3,141,499 or 22.3% for the three months ended September 30, 2006 as compared to $2,569,365 for the three months ended September 30, 2005, mainly due to increased labor costs of approximately $341,000. The increased labor costs consisted of approximately $212,000 due to the short supply of pharmacists and pharmacy technicians and additional personnel due to increased revenues and approximately $128,300 of the increase was due to a pharmacy opened in April 2006. The balance of the increase was composed of advertising expense of $69,035, equipment rental of $35,410, LIFO expense of $35,000, rent expense of $24,450, legal expense of $22,250, depreciation and amortization expense of $23,135, and insurance expense of $10,220. The remaining increase of $11,634 was a combination of miscellaneous operating expenses.

     The medical segment's S,G&A expenses decreased $98,321 or 18.9% to $422,733 for the three months ended September 30, 2006 as compared to $521,054 for the three months ended September 30, 2005. The decrease was due to the following: a decrease in the allowance for bad debt expense of $40,000, a reduction in sales related expenses of $32,700, decrease in shipping charges of $16,500 and reduced bulk inventory storage costs and expenses of $9,500.
                                          16

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Selling, General and Administrative Expenses: continued,

     The Corporate segment's overhead increased by $64,611 or 66.2% to $162,277 for the three months ended September 30, 2006 as compared to $97,666 for the three months ended September 30, 2005 due to increased legal fees of approximately $44,000, fees paid to the minority shareholders for an extension of $33,330 (for additional information see Note 3,) and increased board and audit committee expenses of $13,820. These increases were partially offset by a reduction in personnel costs of approximately $21,500.

Interest Expense: Interest expense increased by $4,227 or 168.4% for the three months ended September 30, 2006 to $6,737 as compared to $2,510 for the three months ended September 30, 2005.

    The following table shows the breakdown of interest expense by business segment for the three months ended September 30:

Business Segment                 2006            2005     %Increase (decrease)
                                 ----            ----     -------------------
Pharmacies                  $     6,638     $     2,134        211.1
Medical                              99             376        (73.7)
                            ===========     ===========
                            $     6,737     $     2,510        168.4
                            ===========     ===========
     The pharmacies' interest expense increased $4,504 or 211.1% to 6,638 for the three months ended September 30, 2006 as compared to $2,134 for the three months ended September 30, 2005 due to interest on a note for the acquisition of a pharmacy in April 2006.

     The medical segment's interest expense decreased $277 or 73.7% to $99 for the three months ended September 30, 2006 as compared to $376 for the three months ended September 30, 2005.

Minority Interest. Minority interest for the pharmacy segment decreased by $10,940 or 34.1% to $21,159 for the three months ended September 30, 2006 as compared to $32,099 for the three months ended September 30, 2005. The decrease was due to lower net income in the pharmacy segment.

Income Tax Expense. Income tax expense decreased by $61,500 or 67.3% to $29,900 for the three months ended September 30, 2006 as compared to $91,400 for the three months ended September 30, 2005. The income tax expense decreased due to less net income. The Company's income tax expenses are higher than expected due to the pharmacy segment's state tax accrual in Massachusetts and the other subsidiaries losses in other states were not available to offset the tax.

    The following table shows the breakdown of income tax expense by business segment for the three months ended September 30:

Business Segment                      2006            2005    %(decrease)
                                      ----            ----    ----------
Pharmacies                       $    75,300     $   107,000     (29.6)
Medical                                 (400)          6,500    (106.2)
Corporate                            (45,000)        (22,100)   (103.6)
                                 -----------     -----------
                                 $    29,900     $    91,400     (67.3)
                                ============     ===========
                                          17



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,

Liquidity and Capital Resources

     Net cash provided by operating activities was $471,503 for the three months ended September 30, 2006 as compared to net cash flows used in operating activities of $653,522 for the three months ended September 30, 2005. The primary uses of cash were to fund operations.

     Net cash used in investing activities was $46,602 for the three months ended September 30, 2006 as compared $80,749 for the three months ended September 30, 2005. The cash used was to purchase property, plant and equipment.

     Net cash used in financing activities was $47,648 for three months ended September 30, 2006 as compared to $42,512 for the three months ended September 30, 2005. The cash used was for repayments of long-term debt.

     At September 30, 2006, cash on a consolidated basis was $1,191,372 as compared to $814,119 at June 30, 2006. The approximate cash balances of the Company and subsidiaries were as follows: pharmacies - $1,101,000, medical - $82,000 and the Company - $8,100. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. The pharmacies owe approximately $22,000 to the Company which is being repaid monthly. The pharmacies increase was principally due to a reduction in accounts receivable of approximately $400,000.

     The medical and corporate segments obtained a $300,000 line of credit which expires November 30, 2006. The Company intends to renew the line of credit. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. As of the date of this report, the Company has not drawn on the line of credit.

     At September 30, 2006, we had net accounts receivable of $4,830,902 as compared to $5,244,779 at June 30, 2006. Accounts receivable decreased due to increased collections from the pharmacy segment and the medical segment's decrease in sales and reduction in allowance for doubtful accounts.

     At September 30, 2006, debt was $434,819 as compared to $482,467 at June 30, 2006. Our debt has decreased due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not have any material risk with respect to changes in interest rates, foreign currency exchange rates, commodities prices or other relevant market rates or prices over a selected period of time.

     Please note that we do not have any interest bearing investments and our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at September 30, 2006.


                                          18

   FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

     In April, 2006, a former employee of the pharmacy segment filed a civil action against the pharmacy segment in the United States District Court for the District of Massachusetts, alleging that the pharmacy segment improperly classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act and failed to make overtime payments to them under the FLSA and an analogous state law. The former employee sought payment of overtime from April 2003 through April 2006, penalties and attorney's fees. The action originally was brought as a class action. At a status conference before the court on September 25, 2006, the plaintiffs' counsel stated that the former employee would not seek certification of a class and, therefore, that the claim would proceed solely on behalf of the former employee. Based on this representation, the Company concluded that the claim was not material. On October 20, 2006, the pharmacy segment and the former employee settled this matter with the pharmacy segment agreeing to pay the former employee the total amount of $15,000.

     In April, 2006, the former employee also filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee was subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge. On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint seeks back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14,
                                          19

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information, continued

Item 1.  Legal Proceedings, continued

2006, and discovery has commenced. The likelihood of success of this litigation matter has not yet been determined. Accordingly the Company cannot determine at this time if the claim is material.

     Anton Investments, Inc. and Conway Associates, Inc. have litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages regarding these litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries. It should be noted that this paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

     Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

Item 1A.  Risk Factors

     The Risk Factors included in the Company's Annual Report on Form 10-K/Amendment No. 1 for the fiscal year ended June 30, 2006 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended September 30, 2006 have been reflected as follows:

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




                                          20


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES


Item 3.  Defaults Upon Senior Securities                          None

Item 4.  Submissions of Matters to a Vote of Security Holders     None

Item 5.  Other Information                                        None

Item 6.  Exhibits

      Exhibit 10.1 Agreement, dated as of August 9, 2006, by and among Nyer Medical Group, Inc., Mark A. Dumouchel, David Dumouchel, Lucille Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc. and F.M.T. Franchise Co., Inc. (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 9, 2006 with the Securities and Exchange Commission).

   Exhibit 10.2 Pledge Agreement, dated as of August 14, 2006, by Nyer Medical Group, Inc. in favor of D.A.W., Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 16, 2006 with the Securities and Exchange Commission).

   Exhibit 10.3 five separate employment agreements, each dated August 5, 2006, by each of Michael Curry, David Dumouchel, Mark Dumouchel, Wayne Gunter and Donato Mazzola, separately, with D.A.W., Inc. (oral and not written) (incorporated by reference to the registrant's Current Report on Form
8-K filed on September 27, 2006 with the Securities and Exchange Commission).

   Exhibit 10.4 Amendment to Employment Agreement, dated as of July 1, 2006, between Nyer Medical Group, Inc. and Karen Wright (oral and not written) (incorporated by reference to the registrant's Current Report on Form
8-K filed on September 27, 2006 with the Securities and Exchange Commission).

   Exhibit 10.5 Supply Agreement, dated July 1, 2006, between McKesson Corporation and D.A.W., Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 14, 2006 with the Securities and Exchange Commission). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

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











                                          21


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  November 14, 2006           By:/s/ Karen L. Wright

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

Date:  November 14, 2006

 /s/ Karen L. Wright
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)


                                          23
Exhibit 32.1

CERTIFICATION PURSUANT TO   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2006


/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer
















                                          24