Form 10-Q/A
period 2005-09-30
NYER MEDICAL GROUP INC
filed 2007-01-29
CIK 884647

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A
                            (Amendment No. 1)


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





                             Explanatory Note

     This Amendment No. 1 on Form 10-Q/A to Nyer Medical Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which was originally filed November 14, 2005 (the "Original Filing") is being filed to provide additional information with respect to Statement of Financial Accounting Standards (SFAS) No. 123R.

     For the convenience of the reader, this Form 10-Q/A Amendment No. 1 sets forth the original filing in its entirety, although we are only amending certain information in Item 1. Financial Statements, Selected Notes to Consolidated Financial Statements (unaudited), Note 2, Stock Based Compensation.

      As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A Amendment No.1 in the forms attached hereto.

      Except for the changes described above, this Form 10-Q/A Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original Filing.


































                                       2
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005

                                      INDEX


                                                                    Page No.

                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2005
             and June 30, 2005                                            5
           Consolidated Statements of Operations, Three Months
             Ended September 30, 2005 and September 30, 2004              7
           Consolidated Statements of Cash Flows, Three Months
             Ended September 30, 2005 and September 30, 2004              8
           Selected Notes to Consolidated Financial Statements           10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         18

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 22

  Item 4.  Controls and Procedures                                       22

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             23
  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      23
  Item 3.  Defaults Upon Senior Securities                               24
  Item 4.  Submissions of Matters to a Vote of Security Holders          24
  Item 5.  Other Information                                             24
  Item 6.  Exhibits                                                      24

            Signatures                                                   25


Exhibit 31.1   Certification Pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of
the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and
Principal Financial and Accounting Officer                               26


Exhibit 32.1   Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
President, Chief Executive Officer and Chief Financial Officer           27







                                       3
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005

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






































                                       4


FORM 10-Q/A      NYER MEDICAL GROUP, INC.  000-20175     SEPTEMBER 30, 2005

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
                                           ===========       ===========













     See accompanying notes to consolidated financial statements.
                                       5

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
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
                                           ===========       ===========












     See accompanying notes to consolidated financial statements.
                                       6

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
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
                                            =========        =========









             The accompanying notes are an integral part of the consolidated financial statements.
                                       7
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
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
                                           ============     ============
           The accompanying notes are an integral part of the consolidated financial statements.
                                          continued
                                       8

FORM 10-Q/A     NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
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
                                           ============     ============

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Basis of Presentation:
    ---------------------

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

2.  Stock Based Compensation:
    ------------------------

     The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company's common stock. The 1993 Stock Option Plan was amended in 2002 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000. Under the 2002 plan, automatic options vest semi-annually to all directors and certain officers and expire in ten years from the date of grant. Except with respect to certain incentive stock options ("ISOs"), options under the 1993 plan expire 10 years from the date of grant. Under the 1993 plan, except for ISOs, the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 plan. Under the 2002 plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price of the common stock of the Company on the date of the grant.

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.  Stock Based Compensation, continued
    ------------------------

     The following table summarizes stock options outstanding and exercisable at September 30, 2005:

                    Outstanding stock options       Exercisable stock options
                    -------------------------       -------------------------

                        Weighted                        Weighted
                         average      Weighted           average     Weighted
 Exercise                remaining    average            remaining   average
 price                  contractual  exercise           contractual exercise
 range             Shares    life      price       Shares     life    price
 -----             ------    ----      -----       ------     ----    -----

 $ 1.29-$1.95      782,000    8.25     $ 1.70      774,000     8.25    $ 1.70
 $ 2.10-$3.52      114,000    3.65     $ 2.84       84,000     3.65    $ 2.82
 $ 4.75 $6.88      638,600    6.55     $ 6.24      638,600     6.55    $ 6.24
 $16.75             36,000    3.05     $16.75       36,000     3.05    $16.75
                 ---------                       ---------
                 1,570,600                       1,532,600
                 =========                       =========

A summary of changes in common stock options for the quarters ended
September 30:
                                    Weighted-         Weighted-       Aggregate
                                    Average        Average Remaining  Intrinsic
                        Shares      exercise price Contractual Term     Value
                        ------      -------------- ----------------     -----
                                                      (in years)
Outstanding at
  7-01-05           1,570,600       $3.98
Granted                     -           -
Canceled                    -           -
                    ---------
Outstanding at
  9-30-05           1,570,600       $3.98
                    =========       =====
Vested and
expected to vest,
net of estimated
cancellations, at
  9-30-05           1,534,600       $3.68                5            $ 999,860
Exercisable at
  9-30-05           1,532,600       $4.01                5            $ 975,060

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.  Stock Based Compensation, continued
    ------------------------
                                 Weighted-         Weighted-       Aggregate
                                 Average        Average Remaining  Intrinsic
                     Shares      exercise price Contractual Term     Value
                     ------      -------------- ----------------     -----
                                                (in years)
Outstanding at
  7-01-04           1,528,600       $4.01
Granted                     -           -
Canceled                    -           -
                    ---------
Outstanding at
  9-30-04           1,528,600       $4.01
                    =========       =====
Vested and
expected to vest,
net of estimated
cancellations, at
  9-30-04           1,492,600       $3.68             5            $ 256,480
Exercisable at
  9-30-04           1,506,600       $4.04             5            $ 250,560

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment", effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at an amount determined by the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

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

     The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between Nyer's closing stock price on the last trading day of its first quarter of fiscal years 2006 and 2005 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on September 30, 2005 and 2004. This amount changes based upon changes in the fair market value of Nyer's stock.

     As of September 30, 2005, $63,355 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2 years.

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123R for the three months ended September 30, 2004 is presented below:

Net income as reported:                                      $  64,050
Add: Total stock-based compensation expense
 determined under fair value based method for
 all awards, net of taxes                                       (4,496)
                                                             ---------
Pro forma net income                                         $  59,554
                                                             =========
Basic and diluted income per share:
As reported                                                      $ .02
                                                                 =====
Pro forma                                                        $ .02
                                                                 =====

     The fair value of stock options in the pro forma accounts for the three months ended September 30, 2005 and 2004 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and the expected term of the stock options is based on historical experience and on the terms and conditions of the stock options granted to directors and officers:

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

                                    13
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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











                                    14

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
                                          --------
                                          $427,566
                                          ========







                                      15
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.  Discontinued operations:
    -----------------------

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

6.  Earnings per share:
    ------------------
     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at September 30:
                                                2005            2004
                                                ----            ----
Weighted average number of common
 shares used in basic EPS                    3,978,199       3,784,962
Stock options                                  333,432          41,900
                                             ---------       ---------
Weighted average number of common
 shares used in diluted EPS                  4,311,631       3,826,862
                                             =========       =========

     Certain options were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and the options were therefore anti-dilutive.
                                       16

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
                                          2005          2004
     Net Sales                            ----          ----

          Pharmacies                 $13,272,385   $12,989,359
          Medical                      1,904,064     2,199,252
                                     -----------   -----------
                                     $15,176,449   $15,188,611
                                     ===========   ===========
     Operating income (loss)

          Pharmacies                 $   301,335   $   290,517
          Medical                            656       (25,643)
          Corporate                      (97,666)      (95,503)
                                     -----------   -----------
                                     $   204,325   $   169,371
                                     ===========   ===========
     Identifiable assets

          Pharmacies                 $11,467,398   $11,810,014
          Medical                      1,589,188     1,858,797

          Corporate                      379,566       389,966
                                     -----------   -----------
                                     $13,436,152   $14,058,777
                                     ===========   ===========
                                    17
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.  Business Segments: continued
    -----------------
                                          2005          2004
                                          ----          ----
     Capital expenditures

          Pharmacies                 $    95,298   $   173,296
          Medical                              -        26,808
                                     -----------   -----------
                                     $    95,298   $   200,104
                                     ===========   ===========

     Depreciation and Amortization

          Pharmacies                 $   100,169   $   112,115
          Medical                         17,441        21,908
          Corporate                            -         1,112
                                     -----------   -----------
                                     $   117,610   $   135,135
                                     ===========   ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:
---------------------

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2005 and 2004.

Net Sales. Total sales for the three months ended September 30, 2005 decreased by $12,162 to $15,176,449 from $15,188,611 for the three months ended September 30, 2004.

     The following table shows sales by business segment for the three months ended September 30:

Business Segment                      2005            2004    % increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $13,272,385     $12,989,359      2.2
Medical                            1,904,064       2,199,252    (13.4)
                                 -----------     -----------
                                 $15,176,449     $15,188,611        -
                                 ===========     ===========

    The pharmacies segment's sales increased $283,026 to $13,272,385 or 2.2% for the three months ended September 30, 2005 as compared to $12,989,359 for the three months ended September 30, 2004. The Company has opened three new locations whose sales are included in the figures for 2005. Two of these locations dispense prescriptions utilizing the 340B program with revenues
                                      18
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

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

     The following is a table of gross profit margin percentages by business segment for the three months ended September 30:

Business Segment                      2005            2004
----------------                      ----            ----
Pharmacies                            22.4            20.4
Medical                               28.3            27.6

     The pharmacies segment's gross profit margins increased 2.0% to 22.4% for the three months ended September 30, 2005 as compared to 20.4% for the three months ended September 30, 2004. During the period, dispensing fees increased over $200,000 with no cost of sales resulting in an increase of 2.0% to gross profit margins.

     The medical segment's gross profit margins increased .7% to 28.3%
for the three months ended September 30, 2005 as compared to 27.6% for the same period in 2004. This increase was the result of closing our Nevada division which generally had lower gross profit margins and raising prices on the Internet. This segment continues to experience pressure on its gross profit margins as described in the net sales section above.
                                       19
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

     The following table shows the breakdown by business segment for the three months ended September 30:

Business Segment                      2005            2004    % Increase
----------------                      ----            -----   (decrease)

Pharmacies                       $ 2,669,534     $ 2,354,199     13.4
Medical                              538,495         632,598    (14.9)
Corporate                             97,666          95,503      2.3
                                 -----------     -----------
                                 $ 3,305,695     $ 3,082,300      7.2
                                 ===========     ===========

     The pharmacies' selling, general and administrative expenses increased $315,335 to $2,669,534 or 13.4% for the three months ended September 30, 2005 as compared to $2,354,199 for the three months ended September 30, 2004, principally because of three new locations have been opened since September 30,2004. The increases came from increased labor costs of approximately $172,000, increased advertising by approximately $61,300 resulting from a new campaign for the Waltham location. Rent increased $30,000 because of the new locations. Store supplies increased approximately $35,000.

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


                                       20
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Income Tax Expense. Income tax expense increased by $23,400 or 34.4% to $91,400 for the three months ended September 30, 2005 as compared to $68,000 for the three months ended September 30, 2004.

    The following table shows the breakdown of income tax expense by business segment for the three months ended September 30:

Business Segment                      2005            2004    % Increase
----------------                      ----            ----    (decrease)
Pharmacies                       $   107,000     $    68,000      57.4
Medical                                6,500               -     100.0
Corporate                            (22,100)              -    (100.0)
                                 -----------     -----------
                                 $    91,400     $    68,000      34.4
                                 ===========     ===========

Liquidity and Capital Resources
-------------------------------

     Net cash flows used in operating activities was $650,694 for the three months ended September 30, 2005 as compared to net cash flows provided by operating activities of $957,335 for the three months ended September 30, 2004. The primary uses of cash were to fund operations for our medical and corporate operations and the pharmacies' accounts receivable and inventory.

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

     The medical and corporate segments obtained a $300,000 line of credit which has been renewed until November 2006. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company.  As of the date of this report, the line of credit has not been used.
                                          21
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Liquidity and Capital Resources, continued
-------------------------------

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

Item 4.  Controls and Procedures
         -----------------------

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is operating in an effective manner.
                                    22
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The foregoing equity repurchases by the Company during the fiscal quarter ended September 30, 2005 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                             (d)Maximum Number
                                                               (or) Approximate
                                                                Dollar Value)
                                            c) Total Number of  of Shares that
                                           Shares Purchased as     May Yet Be
                                              Part of Publicly  Purchased Under
For the Period (a)Total Number of (b)Average Price Announced Plans the Plans or
Ended(2005)    Shares Purchased   Paid Per Share    or Programs      Programs
-----------    ----------------   --------------    -----------      --------
July l - 31                0        $ -                0              148,000
August 1 - 31              0        $ -                0              148,000
September 1 - 30           0        $ -                0              148,000

     On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company's outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan. As of the date of this report, the plan has not been
terminated.                          23
FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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
































                                    24

FORM 10-Q/A        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2005
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  January 29, 2007            By:/s/ Karen L. Wright
                                            Karen L. Wright, President,
                                     Principal Executive Officer,
                                     Chief Executive Officer,
                                     Principal Financial and Accounting
                                     Officer and Chief Financial
                                     Officer





























                                       25




EXHIBIT 31.1
CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Karen L. Wright, certify that:
   1. I have reviewed this quarterly report on Form 10-Q/A Amendment No. 1 of Nyer Medical Group, Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  January 29, 2007
 /s/ Karen L. Wright
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance     (Principal Financial and Accounting Officer)
                                       26

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q/A Amendment No. 1 for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January 29, 2007

/s/ Karen L. Wright
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer

























                                       27