Form 10-Q
period 2006-12-31
NYER MEDICAL GROUP INC
filed 2007-02-14
CIK 884647

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 2006

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

As of February 13, 2007 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.




                                          1
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006

                                      INDEX


                                                                    Page No.

                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, December 31, 2006
             and June 30, 2006                                            4
           Consolidated Statements of Operations, Three Months
             Ended December 31, 2006 and December 31, 2005                6
           Consolidated Statements of Operations, Six Months
             Ended December 31, 2006 and December 31, 2005                7
           Consolidated Statements of Cash Flows, Six Months
             Ended December 31, 2006 and December 31, 2005                8
           Selected Notes to Consolidated Financial Statements           10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         18

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 25

  Item 4.  Controls and Procedures                                       25


                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             26

  Item 1A. Risk Factors                                                  27

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      27

  Item 3.  Defaults Upon Senior Securities                               27

  Item 4.  Submissions of Matters to a Vote of Security Holders          27

  Item 5.  Other Information                                             27

  Item 6.  Exhibits                                                      28

            Signatures                                                   29








                                          2
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006

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








































                                          3
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           December 31,       June 30,
                                              2006              2006
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $   863,282       $   814,119
  Accounts receivable, less allowance
   for doubtful accounts of $89,000
   at December 31, 2006 and $143,000
   at June 30, 2006                          5,331,418         5,244,779
  Inventories                                6,397,183         6,153,597
  Prepaid expenses and other current
   assets                                      166,559           256,877
  Refundable income taxes                            -            42,720
  Current portion of deferred tax
   assets                                      216,000           238,000
                                           -----------       -----------
      Total current assets                  12,974,442        12,750,092

Property, plant and equipment, net
 of accumulated depreciation                 1,438,084         1,490,999
                                           -----------       -----------
Goodwill                                       104,463           104,463
Other intangible assets                        630,427           690,635
Long-term portion of deferred
 tax asset                                     372,100           362,000
Other assets                                    51,321            51,321
                                           -----------       -----------
                                             1,158,311         1,208,419
                                           -----------       -----------

      Total assets                         $15,570,837       $15,449,510
                                           ===========       ===========









    See accompanying notes to consolidated financial statements.
                                          4
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           December 31,       June 30,
                                              2006              2006
                                              ----              ----
                                           (Unaudited)

Current liabilities:

  Current portion of long-term debt        $   188,813       $   190,728
  Accounts payable                           3,696,749         3,694,954
  Accrued payroll and related taxes            665,006           592,558
  Accrued expenses and other liabilities       246,882           268,936
  Income taxes payable                          92,380           135,000
  Liabilities to be disposed of from
   discontinued operations                     298,628           298,628
                                           -----------       -----------
            Total current liabilities        5,188,458         5,180,804
                                           -----------       -----------

Long-term debt, net of current
  portion                                      198,333           291,739
                                           -----------       -----------
Minority interest                            1,729,418         1,648,029
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     398               398
  Additional paid-in capital                18,069,955        18,047,110
  Accumulated deficit                       (9,615,726)       (9,718,571)
                                            ----------       -----------
            Total shareholders'
             equity                          8,454,628         8,328,938
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $15,570,837       $15,449,510
                                           ===========       ===========












     See accompanying notes to consolidated financial statements.

                                          5
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                           December 31,   December 31,
                                               2006            2005
                                              ----            ----
Revenues:
  Sales                                   $17,202,889      $15,287,905
  Dispensing fees                             534,192          398,779
                                          -----------      -----------
      Total revenues                       17,737,081       15,686,684

Costs and expenses:
  Cost of sales                            13,424,278       11,902,666
  Selling, general and administrative
   expenses                                 3,910,024        3,453,224
  Depreciation and amortization               137,300          105,406
                                          -----------      -----------
      Total costs and expenses             17,471,602       15,461,296
                                          -----------      -----------
  Operating income                            265,479          225,388
                                          -----------      -----------
Other income (expense):
  Interest expense                             (5,902)          (2,145)
  Interest income                               4,877            4,047
  Other                                        20,935            3,634
                                          -----------      -----------
      Total other income                       19,910            5,536
                                          -----------      -----------
Income before income taxes and
  minority interest                           285,389          230,924

Provision for income taxes                   (117,100)         (96,950)

Minority interest expense, net
  of income taxes expense                     (60,230)         (35,378)
                                          -----------      -----------
Net income                                $   108,059      $    98,596
                                          ===========      ===========
Basic income per share:                   $       .03      $       .03
                                          ===========      ===========
Weighted average common
  shares outstanding, basic                 3,978,199        3,978,199
                                          ===========      ===========
Diluted income per share:                 $       .03      $       .02
                                          ===========      ===========
Weighted average common
  shares outstanding, diluted               4,215,093        4,291,645
                                          ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.


                                          6
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the six months ended
                                           December 31,   December 31,
                                               2006            2005
                                              ----            ----
Revenues:
  Sales                                   $33,586,195      $30,095,868
  Dispensing fees                           1,032,537          767,265
                                          -----------      -----------
      Total revenues                       34,618,732       30,863,133

Costs and expenses:
  Cost of sales                            26,412,935       23,569,095
  Selling, general and administrative
    expenses                                7,636,533        6,641,309
  Depreciation and amortization               274,483          223,016
                                          -----------      -----------
      Total costs and expenses             34,323,951       30,433,420
                                          -----------      -----------
  Operating income                            294,781          429,713
                                          -----------      -----------
Other income (expense):
  Interest expense                            (12,639)          (4,655)
  Interest income                              10,056           13,594
  Other                                        39,036            2,868
                                          -----------      -----------
      Total other income                       36,453           11,807
                                          -----------      -----------
Income before income taxes and
  minority interest                           331,234          441,520

Provision for income taxes                   (147,000)        (188,350)

Minority interest expense, net
  of income taxes expense                     (81,389)         (67,477)
                                          -----------      -----------
Net income                                $   102,845      $   185,693
                                          ===========      ===========
Basic income per share:                   $       .03      $       .05
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,978,199
                                          ===========      ===========
Diluted income per share:                 $       .02      $       .04
                                          ===========      ===========
Weighted average common
   shares outstanding, diluted              4,276,407        4,299,988
                                          ===========      ===========

       The accompanying notes are an integral part of the consolidated financial statements.


                                          7
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the six months ended
                                           December 31,   December 31,
                                               2006            2005
                                               ----            ----
                                                              Revised
Cash flows from operating activities:

  Net income                               $    102,845     $    185,693

  Adjustments to reconcile net (loss)
   income to net cash provided by (used
   in) operating activities:
  Depreciation                                  214,275          181,082
  Amortization                                   60,208           41,934
  Stock-based compensation expense               22,845           21,800
  Deferred income tax                            11,900                -
  Minority interest                              81,389           67,477
  Changes in working capital                   (187,618)        (800,688)
                                           ------------     ------------
 Net cash flows provided by (used in)
  operating activities from continuing
  operations                                    305,844         (302,702)
                                           ------------     ------------
Cash flows from investing activities:

 Purchase of property, plant and
   equipment, net                              (161,360)        (267,096)
                                           ------------     ------------
 Net cash flows used in investing
   activities                                  (161,360)        (267,096)
                                           ------------     ------------
Cash flows from financing activities:

 Proceeds from issuance of long-term debt             -           21,651
 Payments on long-term debt                     (95,321)         (68,409)
                                           ------------     ------------
 Net cash flows used in financing
  activities                                    (95,321)         (46,758)
                                           ------------     ------------
 Net cash flows provided by
  discontinued activities                             -            1,541
                                           ------------     ------------
Net increase (decrease) in cash                  49,163         (615,015)

Cash at beginning of period                     814,119        1,993,905
                                           ------------     ------------
Cash at end of period                      $    863,282     $  1,378,890
                                           ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.
                                   continued
                                          8
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the six months ended
                                           December 31,   December 31,
                                               2006            2005
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $    (86,639)    $     (6,399)
  Inventories                                  (243,586)        (186,651)
  Prepaid expenses and other current
   assets                                        90,318          110,255
  Refundable income taxes                        42,720                -
  Accounts payable                                1,795         (721,686)
  Accrued payroll and related taxes              72,448           23,748
  Accrued expenses and other liabilities        (22,054)         (27,981)
  Income tax payable                            (42,620)           8,026
                                           ------------     ------------
      Net change                           $   (187,618)    $   (800,688)
                                           ============     ============

  Supplemental disclosures of cash flow information:

                                            For the six months ended
                                           December 31,   December 31,
                                               2006            2005
                                               ----            ----
Cash paid during the period for:

Interest                                   $     12,785     $      4,748
                                           ============     ============
Income taxes                               $    135,000     $    208,815
                                           ============     ============




















                                          9

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     Revisions

     The Company revised its consolidated statements of cash flows for the six months ended December 31, 2006 to separately disclose the cash flows attributable to discontinued operations below net cash flows used in financing activities. The Company previously reported these amounts in net cash flows used in operating activities in its report on Form 10-Q for the six months ended December 31, 2005.

2.  Stock Based Compensation:
    ------------------------
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at the fair value of the options.

     The Company adopted SFAS No. 123R using the "modified prospective application" and, therefore, financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded stock based compensation expenses of $12,432 and $9,862 for the three months ended December 31, 2006 and 2005, respectively. The Company recorded stock based compensation expenses of $22,845 and $21,800 for the six months ended December 31, 2006 and 2005, respectively.


                                          10
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

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

     The Company agrees to pay $16,665 per month in total to certain
Shareholders
                                          11
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     There is no assurance that management's business plan will be successful. If the capital cannot be raised before the required date for the Put Shares to be purchased by the Company, then the Shareholders may enforce their rights to have the Put Shares purchased. At this time, if the Company does not have an alternative plan to satisfy the Shareholders, the Shareholders may than seek to enforce their rights in a manner which would be materially adverse to the Company and its shareholders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.








                                          12

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Other intangible assets:
    -----------------------

    The following is a summary of other intangible assets:

    December 31, 2006    Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---

    Prescription lists        9.2     $  751,500      $186,706      $564,794
    Non-compete agreements    1.2        340,000       274,367        65,633
                                      ----------      --------      --------
        Totals                        $1,091,500      $461,073      $630,427
                                      ==========      ========      ========

    June 30, 2006        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---

    Prescription lists        9.8     $  751,500      $156,132      $595,368
    Non-compete agreements    1.8        340,000       244,733        95,267
                                      ----------      --------      --------
        Totals                        $1,091,500      $400,865      $690,635
                                      ==========      ========      ========

    Amortization expense of intangible assets was $60,208 and $41,934 for the six months ended December 31, 2006 and 2005, respectively.

     Based on the balance of intangible assets at December 31, 2006, the amortization expense for each of the succeeding fiscal years is estimated to be as follows:

                      Year              Amortization amount
                      ----              -------------------

                      2007                 $ 59,800
                      2008                   97,000
                      2009                   61,000
                      2010                   61,000
                      2011                   61,000
                      Thereafter            290,627
                                           --------
                        Total              $630,427
                                           ========








                                          13
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Discontinued operations:
    -----------------------

     The following table shows liabilities of discontinued operations (fire and police segment) at December 31, 2006 and June 30, 2006:

                                          December 31,   June 30,
                                             2006          2006
                                             ----          ----
   Accounts payable                        $251,957       $251,852
   Accrued expenses and other
     liabilities                             46,671         46,776
                                           --------       --------
       Total liabilities                   $298,628       $298,628
                                           ========       ========

6.  Earnings per share:
    ------------------

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at December 31:
                               Three months ended     Six months ended
                                  December 31,          December 31,
                                2006       2005        2006        2005
                                ----       ----        ----        ----
Weighted average number of
 common shares used in basic
 EPS                          3,978,199   3,978,199   3,978,199   3,978,199
Stock options                   236,894     313,446     298,208     321,789
                              ---------   ---------   ---------   ---------
Weighted average number of
 common shares used in
 diluted EPS                  4,215,093   4,291,645   4,276,407   4,299,988
                              =========   =========   =========   =========
Options not included in
 calculation due to
 anti-dilution                  807,920     748,600     750,600     746,600
                              =========   =========   =========   =========
7.  Contingencies:
    -------------
     Legal proceedings
     -----------------
    The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     In April, 2006, a former employee of the pharmacy segment filed a civil action against the pharmacy segment in the United States District Court for the District of Massachusetts, alleging that the pharmacy segment improperly classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act and failed to make overtime payments to them under the FLSA and an analogous state law. The former employee sought payment of overtime from
                                         14
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Contingencies: continued,
    -------------

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









                                          15

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Business Segments:
    -----------------

     The Company had two business segments for three months ended and six months ended December 31: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

     Net revenues
     ------------

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2006         2005              2006          2005
                         ----         ----              ----          ----
      Pharmacies     $16,229,946   $13,751,653      $31,694,356   $27,024,038
      Medical          1,507,135     1,935,031        2,924,376     3,839,095
                     -----------   -----------      -----------   -----------
                     $17,737,081   $15,686,684      $34,618,732   $30,863,133
                     ===========   ===========      ===========   ===========

     Operating income (loss)
     ----------------------

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2006         2005              2006          2005
                         ----         ----              ----          ----
      Pharmacies     $   509,483   $   324,441      $   706,003   $   625,776
      Medical            (44,327)       73,194          (49,268)       73,850
      Corporate         (199,677)     (172,247)        (361,954)     (269,913)
                     -----------   -----------      -----------   -----------
                     $   265,479   $   225,388      $   294,781   $   429,713
                     ===========   ===========      ===========   ===========

     Identifiable assets
     -------------------
                                                           December 31,
                                                        2006          2005
                                                        ----          ----
      Pharmacies                                    $13,386,533   $11,706,890
      Medical                                         1,476,099     1,853,280
      Corporate                                         708,205       264,063
                                                    -----------   -----------
                                                    $15,570,837   $13,824,233
                                                    ===========   ===========




                                          16
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  Business Segments: continued,
    -----------------
     Capital expenditures
     --------------------

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2006         2005              2006          2005
                         ----         ----              ----          ----
      Pharmacies     $   111,001   $   164,067      $   142,310   $   244,816
      Medical              3,757        22,280           19,050        22,280
                     -----------   -----------      -----------   -----------
                     $   114,758   $   186,347      $   161,360   $   267,096
                     ===========   ===========      ===========   ===========
     Depreciation and Amortization
     -----------------------------

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2006         2005              2006          2005
                         ----         ----              ----          ----

      Pharmacies     $   123,686   $    88,954        $   246,990   $   189,123
      Medical             13,614        16,452             27,493        33,893
                     -----------   -----------        -----------   -----------
                     $   137,300   $   105,406        $   274,483   $   223,016
                     ===========   ===========        ===========   ===========

     Interest expense
     ----------------
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2006         2005              2006          2005
                         ----         ----              ----          ----
      Pharmacies     $     5,788   $     1,907        $    12,426   $     4,041
      Medical                114           238                213           614
                     -----------   -----------        -----------   -----------
                     $     5,902   $     2,145        $    12,639   $     4,655
                     ===========   ===========        ===========   ===========
     Income taxes
     ------------
                        Three months ended              Six months ended
                           December 31,                   December 31,
                         2006         2005              2006          2005
                         ----         ----              ----          ----

      Pharmacies     $   196,700   $   120,100        $   272,000   $   227,100
      Medical            (15,400)       23,700            (15,800)       30,200
      Corporate          (64,200)      (46,850)          (109,200)      (68,950)
                     -----------   -----------        -----------   -----------
                     $   117,100   $    96,950        $   147,000   $   188,350
                     ===========   ===========        ===========   ===========
                                          17
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:
----------------------

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended December 31, 2006 and 2005.

Net Revenues. Total revenues for the three months ended December 31, 2006 increased by $2,050,397 or 13.1% to $17,737,081 from $15,686,684 for the three months ended December 31, 2005. Total revenues for the six months ended December 31, 2006 increased by $3,755,599 or 12.2% to $34,618,732 from
$30,863,133 for the six months ended December 31, 2005.

     The following table shows revenues by business segment for the three months ended and the six months ended December 31:

Business Segment
----------------
                Three months ended                 Six months ended
                  December 31,                       December 31,
               2006          2005      %          2006          2005      %
               ----          ----      -          ----          ----      -
Pharmacies  $16,229,946  $13,751,653  18.0    $31,694,356  $27,024,038   17.3
Medical       1,507,135    1,935,031 (22.1)     2,924,376    3,839,095  (23.8)
            -----------  -----------          -----------  -----------
            $17,737,081  $15,686,684  13.1    $34,618,732  $30,863,133   12.2
            ============  ===========          ============  ===========

    The pharmacies segment's revenues increased $2,478,293 to $16,229,946 or 18.0% for the three months ended December 31, 2006 as compared to $13,751,653 for the three months ended December 31, 2005. The pharmacies' revenues (excluding dispensing fees) increased $2,342,880 to $15,695,754 or 17.5% for the three months ended December 31, 2006 as compared to $13,352,874 for the three months ended December 31, 2005. The pharmacy segment acquired a new location in April 2006, which accounts for approximately $1,158,900 or 49.5%
of the increase for the three months ended December 31, 2006.  The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization. Dispensing fees revenue increased $135,413 to $534,192 or 34.0% for the three months ended December 31, 2006 as compared to $398,779 for the three months ended December 31, 2005. The pharmacies commenced dispensing prescriptions under two new contracts (December 2005 and June 2006) with federally qualified health centers (FQHC), which accounted for approximately $28,800 of the increase. The remainder of the increase was due to increased volume in the existing locations. Dispensing fees revenue is recognized from contracts with FQHC. The pharmacies manage three pharmacies owned by FQHC. The pharmacies also have contracts to provide pharmacy services to patients of three other FQHC. The pharmacies maintain a segregated inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. They recognize dispensing fees when a prescription is dispensed from
the segregated inventory owned by the FQHC.           18
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

   Net revenues: continued,

    The pharmacies segment's revenues increased $4,670,318 to $31,694,356 or 17.3% for the six months ended December 31, 2006 as compared to $27,024,038 for the six months ended December 31, 2005. The pharmacies' revenues (excluding dispensing fees) increased $4,405,046 to $30,661,819 or 16.8% for the six months ended December 31, 2006 as compared to $26,256,773 for the six months ended December 31, 2005. The pharmacy segment acquired a new location in April 2006, which accounts for approximately $2,249,900 or 51.1% of the increase for the six months ended December 31, 2006. The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization. Dispensing fees revenue increased $265,272 to $1,032,537 or 34.6% for the six months ended December 31, 2006 as compared to $767,265 for the six months ended December 31, 2005. The pharmacies commenced dispensing prescriptions under two new contracts (December 2005 and June 2006) with FQHC, which accounted for approximately $58,900 of the increase. The remainder of the increase was due to increased volume in the existing locations.

     The medical segment's sales decreased $427,896 to $1,507,135 or 22.1% for the three months ended December 31, 2006 as compared to $1,935,031 for the three months ended December 31, 2005. Internet sales decreased by approximately $242,270 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales. Also, Internet sales have decreased due to switching to a new website platform which does not contain all of the Company's products. The remaining decrease of approximately $185,626 was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers whom are able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices.

     The medical segment's sales decreased $914,719 to $2,924,376 or 23.8% for the six months ended December 31, 2006 as compared to $3,839,095 for the six months ended December 31, 2005. Internet sales decreased by approximately $597,270 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales. Also, Internet sales have decreased due to switching to a new website platform which does not contain all of the Company's products. The remaining decrease of approximately $317,500 was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers whom are able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices.





                                          19
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Cost of Sales. The overall cost of sales were 78.0% for the three months ended December 31, 2006 as compared to 77.9% for the three months ended December 31, 2005. Overall cost of sales were 78.6% for the six months ended December 31, 2006 as compared to 78.3% for the six months ended December 31, 2005.

     The following is a table of costs of sales percentages by business segment for the three months ended and six months ended December 31:

Business Segment
----------------           Three months ended              Six months ended
                             December 31,                   December 31,
                           2006         2005              2006          2005
                           ----         ----              ----          ----
    Pharmacies             78.6%       79.1%              79.4%         79.5%
    Medical                71.7%       69.1%              70.6%         70.4%

     The pharmacies segment's cost of sales decreased by .5% to 78.6% for the three months ended December 31, 2006 as compared to 79.1% for the three months ended December 31, 2005 due to additional volume discounts on purchases.

     The pharmacies segment's cost of sales decreased by .1% to 79.4% for the six months ended December 31, 2006 as compared to 79.5% for the six months ended December 31, 2005.

     The medical segment's cost of sales increased 2.6% to 71.7% for the three months ended December 31, 2006 as compared to 69.1% for the three months ended December 31, 2005 due to continued pressure from regional and national buying groups are able to command larger discounts from manufacturers, are able to offer on-line purchasing and inventory controls. Also, increased pressure continues from larger competitors who offer lower prices.

     The medical segment's cost of sales increased .2% to 70.6% for the six months ended December 31, 2006 as compared to 70.4% for the three months ended December 31, 2005. This segment continues to experience pressure on its cost of sales as described above.












                                          20
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses ("S,G&A") increased 13.2% for the three months ended December 31, 2006 to $3,910,024 as compared to $3,453,224 for the three months ended December 31, 2005. Consolidated selling, general and administrative expenses increased 15.0% for the six months ended December 31, 2006 to $7,636,533 as compared to $6,641,309 for the six months ended December 31, 2005.

The following table shows the breakdown by business segment for the three months ended and six months ended December 31:

Business Segment
----------------

                Three months ended                 Six months ended
                 December 31,                        December 31,
               2006          2005       %         2006          2005      %
               ----          ----       -         ----          ----      -
Pharmacies  $ 3,252,965   $ 2,773,644  17.3    $ 6,394,464   $ 5,343,009  19.7
Medical         457,382       507,334  (9.8)       880,115     1,028,388 (14.4)
Corporate       199,677       172,246  15.9        361,954       269,912  34.1
            -----------   -----------          -----------   -----------
            $ 3,910,024   $ 3,453,224  13.2%   $ 7,636,533   $ 6,641,309  15.0%
            ============   ===========          ============   ===========

     The pharmacies' S,G&A expenses increased $479,321 to $3,252,965 or 17.3% for the three months ended December 31, 2006 as compared to $2,773,644 for the three months ended December 31, 2005, mainly due to increased labor costs of approximately $397,300. The increased labor costs consisted of approximately $241,600 due to the short supply of pharmacists and pharmacy technicians and additional personnel due to growth in revenues and approximately $125,000 of the increase was due to a pharmacy opened in April 2006. The balance of the increase was composed of rent expense of $44,420, store supplies of $43,100, equipment rental of $33,618, legal expense of $22,250, advertising expense of $20,172, insurance expense of $19,688 and a reduction in LIFO expense of $151,635. The remaining increase of $50,408 was a combination of miscellaneous operating expenses.

     The pharmacies' S,G&A expenses increased $1,051,455 to $6,394,464 or 19.7% for the six months ended December 31, 2006 as compared to $5,343,009 for the six months ended December 31, 2005, mainly due to increased labor costs of approximately $738,300. The increased labor costs consisted of approximately $453,600 due to the short supply of pharmacists and pharmacy technicians and additional personnel due to growth in revenues and approximately $253,300 of the increase was due to a pharmacy opened in April 2006. The balance of the increase was composed of advertising expense of $89,200, equipment rental of $69,030, rent expense of $68,870, legal expense of $50,600, store supplies
                                          21
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------
Selling, General and Administrative Expenses: continued,

of $38,800, insurance expense of $29,900 and a reduction in LIFO expense of $116,600. The remaining increase of $83,355 was a combination of miscellaneous operating expenses.

     The medical segment's S,G&A expenses decreased $49,952 or 9.8% to $457,382 for the three months ended December 31, 2006 as compared to $507,334 for the three months ended December 31, 2005. The decrease was due to the following: a decrease in the allowance for bad debt expense of $12,000, a reduction in sales related expenses of $19,160, decrease in shipping charges of $7,675 and reduced bulk inventory storage costs of $10,900.

     The medical segment's S,G&A expenses decreased $148,273 or 14.4% to $880,115 for the six months ended December 31, 2006 as compared to $1,028,388 for the six months ended December 31, 2005. The decrease was due to the following: a decrease in the allowance for bad debt expense of $40,000, a reduction in sales related expenses of $37,500, decrease in shipping charges of $21,500 and reduced bulk inventory storage costs of $20,500.

     The Corporate segment's overhead increased by $27,431 or 15.9% to $199,677 for the three months ended December 31, 2006 as compared to $172,246 for the three months ended December 31, 2005 due to a combination of the following: an increase in fees paid to the minority shareholders for an extension of $58,330 (for additional information see Note 3), a decrease in legal and accounting costs of $25,600, and a reduction in personnel costs of approximately $12,500.

     The Corporate segment's overhead increased by $92,042 or 34.1% to $361,954 for the six months ended December 31, 2006 as compared to $269,912 for the six months ended December 31, 2005 due to a combination of the following: an increase in fees paid to the minority shareholders for an extension of $91,660 (for additional information see Note 3) an increase in legal and accounting costs of $21,700, increased board and audit committee expenses of $6,200, and a reduction personnel costs of approximately $28,700.

Interest Expense: Interest expense increased by $3,757 or 175.2% for the three months ended December 31, 2006 to $5,902 as compared to $2,145 for the three months ended December 31, 2005. Interest expense increased by $7,984 or 171.5% for the six months ended December 31, 2006 to $12,639 as compared to $4,655 for the six months ended December 31, 2005.




                                          22




FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------
Interest expense: continued,

     The following table shows the breakdown of interest expense by business segment for the three months ended and six months ended December 31:

Business Segment
----------------
                     Three months ended            Six months ended
                        December 31,                 December 31,
                     2006       2005   %         2006          2005 %
                     ----       ----   -         ----          ----
Pharmacies       $  5,788   $  1,907  203.5    $ 12,426      $  4,041  207.5
Medical               114        238  (52.1)        213           614  (65.3)
                 --------   --------           --------      --------
                 $  5,902   $  2,145  175.2    $ 12,639      $  4,655  171.5
                 ========   ========           ========      ========

     The pharmacies' interest expense increased $3,881 or 203.5% to 5,788 for the three months ended December 31, 2006 as compared to $1,907 for the three months ended December 31, 2005 due to interest on a note for the acquisition of a pharmacy in April 2006.

     The pharmacies' interest expense increased $8,385 or 207.5% to $12,426 for the six months ended December 31, 2006 as compared to $4,041 for the six months ended December 31, 2005 due to interest on a note for the acquisition of a pharmacy in April 2006.

Minority Interest. Minority interest for the pharmacy segment increased by $24,852 or 70.2% to $60,230 for the three months ended December 31, 2006 as compared to $35,378 for the three months ended December 31, 2005. The increase was due to higher net income in the pharmacy segment.

     Minority interest for the pharmacy segment increased by $13,912 or 20.6% to $81,389 for the six months ended December 31, 2006 as compared to $67,477 for the six months ended December 31, 2005. The increase was due to higher net income in the pharmacy segment.

Income Tax Expense. Income tax expense increased by $20,150 or 20.8% to $117,100 for the three months ended December 31, 2006 as compared to $96,950 for the three months ended December 31, 2005. The income tax expense increased due to higher income in the pharmacy segment. Income tax expense decreased by $41,350 or 22.0% to $147,000 for the six months ended December 31, 2006 as compared to $188,350 for the six months ended December 31, 2005. The income tax expense decreased due to less income in the medical segment.

                                          23



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Income Tax Expense: continued,

     The following table shows the breakdown of income tax expense (benefit) by business segment for the three months ended and six months ended December 31:

Business Segment
----------------
                   Three months ended              Six months ended
                       December 31,                   December 31,
                 2006         2005      %       2006          2005      %
                 ----         ----      -       ----          ----      -

Pharmacies   $   196,700   $   120,100   63.8  $   272,000   $   227,100   19.8
Medical          (15,400)       23,700 (165.0)     (15,800)       30,200 (152.3)
Corporate        (64,200)      (46,850) (37.0)    (109,200)      (68,950) (58.4)
             -----------   -----------         -----------   -----------
             $   117,100   $    96,950   20.8  $   147,000   $   188,350  (22.0)
             ===========   ===========         ===========   ===========

Liquidity and Capital Resources

     Net cash provided by operating activities was $305,844 for the six months ended December 31, 2006 as compared to net cash flows used in operating activities of $302,702 for the six months ended December 31, 2005. The primary uses of cash were to purchase property, plant and equipment and pay down debt.

     Purchased property, plant and equipment for $161,360 in the six months ended December 31, 2006 as compared $267,096 in the six months ended December 31, 2005.

     Debt was reduced by $95,321 in the six months ended December 31, 2006 as compared to $46,758 in the six months ended December 31, 2005.

     At December 31, 2006, cash on a consolidated basis was $863,282 as compared to $814,119 at June 30, 2006. The approximate cash balances of the Company and subsidiaries were as follows: pharmacies - $718,000, medical - $121,500 and the Company - $23,780. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. The pharmacies currently owe $10,000 monthly to the Company for management fees.

     The medical and corporate segments obtained a $300,000 line of credit which expires November 30, 2007. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. As of the date of this report, the Company has not drawn on the line of credit.

                                          24
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Liquidity and Capital Resources: continued,

     At December 31, 2006, we had net accounts receivable of $5,331,418 as compared to $5,244,779 at June 30, 2006. Accounts receivable increased due to increased sales from the pharmacy segment and the medical segment's reduction in allowance for doubtful accounts.

     At December 31, 2006, debt was $387,146 as compared to $482,467 at June 30, 2006. Our debt has decreased due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     We do not have any material risk with respect to changes in interest rates, foreign currency exchange rates, commodities prices or other relevant market rates or prices over a selected period of time.

     Please note that we do not have any interest bearing investments and our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at December 31, 2006.

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




                                          25
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

     Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.
                                          26
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information, continued

Item 1A.  Risk Factors

     The Risk Factors included in the Company's Annual Report on
Form 10-K/Amendment No. 1 for the fiscal year ended June 30, 2006 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended December 31, 2006 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                            (d)Maximum Number
                                                              (or) Approximate
                                         c) Total Number of   Dollar Value)of
                                         Shares Purchased as  Shares that May
                                         Part of Publicly     Yet Be Purchased
     (a)Total Number of (b)Average Price Announced Plans or   Under the Plans or
      Shares Purchased   Paid Per Share  Programs             Programs
      ----------------   --------------   --------            --------
October 1 - 31       0   $ -                0                 148,000
November 1 - 30      0   $ -                0                 148,000
December 1 - 31      0   $ -                0                 148,000

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

Item 3.  Defaults Upon Senior Securities                          None

Item 4.  Submissions of Matters to a Vote of Security Holders     None

Item 5.  Other Information

     The Company currently believes that it will hold its 2006 annual meeting of shareholders on a date that is more than 30 days earlier than its 2005 annual meeting of shareholders. Any shareholder desiring to submit a proposal for action at the 2006 annual meeting of shareholders and presentation in the Company's proxy statement with respect to such meeting should arrange for such proposal to be delivered to the Company so that such proposal is received by the Company at its principal place of business in a reasonable amount of time prior to when the Company begins to print and mail its proxy materials. The Company will use its best efforts to make a public announcement of the date of the 2006 annual meeting of shareholders as soon as practicable after the Company has determined such date.



                                          27
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 6.  Exhibits

         Exhibit 10.1 Addendum to Agreement, dated November 22, 2006, between KeyBank, NA and ADCO Surgical Supply, Inc. as filed with the Securities and Exchange Commission on Form 8-K on November 22, 2006.

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





































                                          28
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2006
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  February 14, 2007           By:/s/ Karen L. Wright
                                            ---------------
                                     Karen L. Wright, President,
                                     Principal Executive Officer,
                                     Chief Executive Officer,
                                     Principal Financial and Accounting
                                     Officer and Chief Financial
                                     Officer































                                          29

EXHIBIT 31.1
CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Karen L. Wright, certify that:
   1. I have reviewed this quarterly report on Form 10-Q of Nyer Medical Group, Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  February 14, 2007
 /s/ Karen L. Wright
     ---------------
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)
                                          30
Exhibit 32.1

CERTIFICATION PURSUANT TO   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2007


/s/ Karen L. Wright
    ---------------
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer



















                                          31