Form 10-Q
period 2007-03-31
NYER MEDICAL GROUP INC
filed 2007-05-15
CIK 884647

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

X             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2007
                                           OR

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

As of May 14, 2007 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.






                                    1
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007

                                      INDEX


                                                                    Page No.
                                                                    --------
                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 31, 2007
             and June 30, 2006                                            4
           Consolidated Statements of Operations, Three Months
             Ended March 31, 2007 and March 31, 2006                      6
           Consolidated Statements of Operations, Nine Months
             Ended March 31, 2007 and March 31, 2006                      7
           Consolidated Statements of Cash Flows, Nine Months
             Ended March 31, 2007 and March 31, 2006                      8
           Selected Notes to Consolidated Financial Statements           10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 24

  Item 4.  Controls and Procedures                                       24


                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             25

  Item 1A. Risk Factors                                                  26

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      26

  Item 3.  Defaults Upon Senior Securities                               26

  Item 4.  Submissions of Matters to a Vote of Security Holders          26

  Item 5.  Other Information                                             26

  Item 6.  Exhibits                                                      27

            Signatures                                                   28








                                    2
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007

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








































                                    3
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            March 31,         June 30,
                                              2007              2006
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $   829,405       $   814,119
  Accounts receivable, less allowance
   for doubtful accounts of $89,000
   at March 31, 2007 and $143,000
   at June 30, 2006                          4,834,780         5,244,779
  Inventories, net                           6,593,297         6,153,597
  Prepaid expenses and other current
   assets                                      177,715           256,877
  Refundable income taxes                       64,220            42,720
  Current portion of deferred tax
   assets                                      216,000           238,000
                                           -----------       -----------
      Total current assets                  12,715,417        12,750,092
                                           -----------       -----------
Property, plant and equipment, net
 of accumulated depreciation                 1,360,510         1,490,999
                                           -----------       -----------
Goodwill                                       104,463           104,463
Other intangible assets                        600,323           690,635
Long-term portion of deferred
 tax asset                                     372,100           362,000
Other assets                                    51,321            51,321
                                           -----------       -----------
                                             1,128,207         1,208,419
                                           -----------       -----------

      Total assets                         $15,204,134       $15,449,510
                                           ===========       ===========








     See accompanying notes to consolidated financial statements.

                                    4
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,         June 30,
                                              2007              2006
                                              ----              ----
                                           (Unaudited)

Current liabilities:

  Current portion of long-term debt        $   187,306       $   190,728
  Line of credit                               100,000                 -
  Accounts payable                           3,530,799         3,694,954
  Accrued payroll and related taxes            596,595           592,558
  Accrued expenses and other liabilities       128,858           268,936
  Income taxes payable                          47,000           135,000
  Liabilities to be disposed of from
   discontinued operations                     298,628           298,628
                                           -----------       -----------
            Total current liabilities        4,889,186         5,180,804
                                           -----------       -----------

Long-term debt, net of current
  portion                                      152,145           291,739
                                           -----------       -----------
Minority interest                            1,763,662         1,648,029
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    1                 1
  Common stock                                     398               398
  Additional paid-in capital                18,082,387        18,047,110
  Accumulated deficit                       (9,683,645)       (9,718,571)
                                            ----------       -----------
            Total shareholders'
             equity                          8,399,141         8,328,938
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $15,204,134       $15,449,510
                                           ===========       ===========











     See accompanying notes to consolidated financial statements.
                                    5

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                             March 31,       March 31,
                                               2007            2006
                                               ----            ----
Revenues:
  Sales                                   $16,781,341      $15,273,141
  Dispensing fees                             577,785          482,759
                                          -----------      -----------
      Total revenues                       17,359,126       15,755,900

Costs and expenses:
  Cost of sales                            13,214,989       11,912,352
  Selling, general and administrative
   expenses                                 4,020,308        3,485,247
  Depreciation and amortization               125,912          146,640
                                          -----------      -----------
      Total costs and expenses             17,361,209       15,544,239
                                          -----------      -----------
  Operating (loss) income                      (2,083)         211,661
                                          -----------      -----------
Other income (expense):
  Interest expense                             (5,658)          (1,712)
  Interest income                               4,921            8,218
  Other                                        18,445           51,437
                                          -----------      -----------
      Total other income                       17,708           57,943
                                          -----------      -----------
Income before income taxes and
  minority interest                            15,625          269,604

Provision for income taxes                    (49,300)        (137,620)

Minority interest expense, net
  of income taxes expense                     (34,244)         (30,923)
                                          -----------      -----------
Net (loss) income                         $   (67,919)     $   101,061
                                          ===========      ===========
Basic (loss) income per share:            $      (.02)     $       .03
                                          ===========      ===========
Weighted average common
  shares outstanding, basic                 3,978,199        3,978,199
                                          ===========      ===========
Diluted (loss) income per share:          $      (.02)     $       .02
                                          ===========      ===========
Weighted average common
  shares outstanding, diluted               4,159,227        4,278,514
                                          ===========      ===========



             The accompanying notes are an integral part of the consolidated financial statements.
                                    6
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the nine months ended
                                             March 31,       March 31,
                                               2007            2006
                                             ----            ----
Revenues:
  Sales                                   $50,367,536      $45,369,009
  Dispensing fees                           1,610,322        1,250,024
                                          -----------      -----------
      Total revenues                       51,977,858       46,619,033

Costs and expenses:
  Cost of sales                            39,627,924       35,481,447
  Selling, general and administrative
    expenses                               11,656,841       10,126,556
  Depreciation and amortization               400,395          369,656
                                          -----------      -----------
      Total costs and expenses             51,685,160       45,977,659
                                          -----------      -----------
  Operating income                            292,698          641,374
                                          -----------      -----------
Other income (expense):
  Interest expense                            (18,297)          (6,367)
  Interest income                              14,977           21,812
  Other                                        57,481           54,305
                                          -----------      -----------
      Total other income                       54,161           69,750
                                          -----------      -----------
Income before income taxes and
  minority interest                           346,859          711,124

Provision for income taxes                   (196,300)        (325,970)

Minority interest expense, net
  of income taxes expense                    (115,633)         (98,400)
                                          -----------      -----------
Net income                                $    34,926      $   286,754
                                          ===========      ===========
Basic income per share:                   $       .01      $       .07
                                          ===========      ===========
Weighted average common
   shares outstanding, basic                3,978,199        3,978,199
                                          ===========      ===========
Diluted income per share:                 $       .01      $       .07
                                          ===========      ===========
Weighted average common
   shares outstanding, diluted              4,241,032        4,293,053
                                          ===========      ===========



             The accompanying notes are an integral part of the consolidated financial statements.
                                    7
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the nine months ended
                                             March 31,       March 31,
                                               2007            2006
                                               ----            ----
Cash flows from operating activities:

  Net income                               $     34,926     $    286,754

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Depreciation                                  310,083          306,755
  Amortization                                   90,312           62,901
  Stock-based compensation expense               35,277           31,662
  Deferred income tax                            11,900                -
  Minority interest                             115,633           98,400
  Changes in working capital                   (360,237)      (1,688,118)
                                           ------------     ------------
 Net cash flows provided by (used in)
  operating activities from continuing
  operations                                    237,894         (901,646)
                                           ------------     ------------
Cash flows from investing activities:

 Purchase of property, plant and
   equipment, net                              (179,592)        (384,269)
                                           ------------     ------------
 Net cash flows used in investing
   activities                                  (179,592)        (384,269)
                                           ------------     ------------
Cash flows from financing activities:

 Proceeds from line of credit                   100,000                -
 Proceeds from issuance of long-term debt             -           21,651
 Payments on long-term debt                    (143,016)         (95,409)
                                           ------------     ------------
 Net cash flows used in financing
  activities                                   ( 43,016)         (73,758)
                                           ------------     ------------
 Net cash flows provided by
  discontinued activities                             -            1,541
                                           ------------     ------------
Net increase (decrease) in cash                  15,286       (1,358,132)

Cash at beginning of period                     814,119        1,993,905
                                           ------------     ------------
Cash at end of period                      $    829,405     $    635,773
                                           ============     ============

            The accompanying notes are an integral part of the consolidated financial statements.
                                          continued
                                    8
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the nine months ended
                                             March 31,      March 31,
                                               2007            2006
                                               ----            ----
 Changes in working capital:

  Accounts receivable                      $    409,999     $   (513,131)
  Inventories                                  (439,700)        (208,886)
  Prepaid expenses and other current
   assets                                        79,162           72,226
  Refundable income taxes                       (21,500)               -
  Accounts payable                             (164,157)      (1,017,002)
  Accrued payroll and related taxes               4,037           25,348
  Accrued expenses and other liabilities       (140,078)          43,934
  Income tax payable                            (88,000)         (90,607)
                                           ------------     ------------
      Net change                           $   (360,237)    $ (1,688,118)
                                           ============     ============

  Supplemental disclosures of cash flow information:

                                            For the nine months ended
                                             March 31,       March 31,
                                               2007            2006
                                               ----            ----
Cash paid during the period for:

Interest                                   $     12,749     $      6,460
                                           ============     ============
Income taxes                               $    367,693     $    377,019
                                           ============     ============





















                                    9
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Accounting Policies:
   -------------------
Basis of Presentation

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

     The Company adopted SFAS No. 123R using the "modified prospective application" and, therefore, financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded stock based compensation expenses of $12,432 and $9,862 for the three months ended March 31, 2007 and 2006, respectively. The Company recorded stock based compensation expenses of $35,277 and $31,662 for the nine months ended March 31, 2007 and 2006, respectively.

3.  Restricted Assets and Uncertainties
    -----------------------------------
     The Pharmacy acquisition agreements, described below, include provisions whereby the pharmacies pay a specific management fee to its parent. In addition, such agreements provide that the Shareholders (as defined below) manage day-to-day operations of the pharmacies, which has included cash management.

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two
                                    10
  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     The Company agrees to pay $16,665 per month in total to certain Shareholders from the first business day of August, 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per month from and after December 16, 2006 until the closing of the Purchase.

     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments (with interest at the applicable federal rate) upon the earlier of (i) the closing of the Purchase, and (ii) July 15, 2007.

     The Company pledged 2.5 percent of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above.
                                    11
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     The lease for the largest and most profitable location, which is owned by the mother of D.A.W.'s president, was renewed in October of 2006 for five years with an option for an additional five years. Should the agreement mentioned above not be negotiated successfully, the owner has the option to cancel the lease.

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

4.  Other intangible assets:
    -----------------------
    The following is a summary of other intangible assets:

    March 31, 2007       Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists        8.9     $  751,500      $201,993      $549,507
    Non-compete agreements     .9        340,000       289,184        50,816
                                      ----------      --------      --------
        Totals                        $1,091,500      $491,177      $600,323
                                      ==========      ========      ========

    June 30, 2006        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists        9.8     $  751,500      $156,132      $595,368
    Non-compete agreements    1.8        340,000       244,733        95,267
                                      ----------      --------      --------
        Totals                        $1,091,500      $400,865      $690,635
                                      ==========      ========      ========
    Amortization expense of intangible assets was $90,312 and $62,901 for the nine months ended March 31, 2007 and 2006, respectively.
                                    12
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Other intangible assets: continued,
    -----------------------
     Based on the balance of intangible assets at March 31, 2007, the amortization expense for each of the succeeding fiscal years is estimated to be as follows:
                      Year              Amortization amount
                      ----              -------------------
                      2007                 $ 29,696
                      2008                   97,000
                      2009                   61,000
                      2010                   61,000
                      2011                   61,000
                      Thereafter            290,627
                                           --------
                        Total              $600,323
                                           ========
5.  Discontinued operations:
    -----------------------
     The following table shows liabilities of discontinued operations (fire and police segment) at March 31, 2007 and June 30, 2006:

                                           March 31,     June 30,
                                             2007          2006
                                             ----          ----
   Accounts payable                        $251,957       $251,852
   Accrued expenses and other
     liabilities                             46,671         46,776
                                           --------       --------
       Total liabilities                   $298,628       $298,628
                                           ========       ========
6.  Earnings per share:
    ------------------
     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at March 31:
                               Three months ended     Nine months ended
                                    March 31,              March 31,
                                2007       2006        2007        2006
                                ----       ----        ----        ----
Weighted average number of
 common shares used in basic
 EPS                          3,978,199   3,978,199   3,978,199   3,978,199
Stock options                   181,028     300,315     262,833     314,854
                              ---------   ---------   ---------   ---------
Weighted average number of
 common shares used in
 diluted EPS                  4,159,227   4,278,514   4,241,032   4,293,053
                              =========   =========   =========   =========
Options not included in
 calculation due to
 anti-dilution                  807,920     752,600     803,920     748,600
                              =========   =========   =========   =========
                                    13
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     In April, 2006, the former employee also filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee was subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge.
On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint seeks back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14, 2006, and discovery has commenced. The likelihood of success of this litigation matter has not yet been determined. Accordingly the Company cannot determine at this time if the claim is material. The parties have agreed to attempt to mediate the claim. As of May 1, 2007, the parties have suspended discovery by agreement and are in the process of selecting a mediator. The Company estimates that the mediation will take place in June 2007. If the matter is not resolved by mediation, the parties will continue with the litigation.

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

     Any potential litigation, regardless of its merits, could result in costs
                                    14
    FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Contingencies: continued,
    -------------

     Legal proceedings, continued,
     -----------------

to the Company and divert management's attention from operations.

8.  Business Segments:
    -----------------
     The Company had two business segments for three months ended and nine months ended March 31: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

     Net revenues
                         Three months ended              Nine months ended
                             March 31,                      March 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----
      Pharmacies     $16,134,628   $13,999,485      $47,828,984   $41,023,523
      Medical          1,224,498     1,756,415        4,148,874     5,595,510
                     -----------   -----------      -----------   -----------
                     $17,359,126   $15,755,900      $51,977,858   $46,619,033
                     ===========   ===========      ===========   ===========

     Operating (loss) income

                         Three months ended              Nine months ended
                             March 31,                      March 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----
      Pharmacies     $   321,727   $   290,696      $ 1,027,730   $   916,472
      Medical           (101,393)       47,914         (150,661)      121,764
      Corporate         (222,417)     (126,949)        (584,371)     (396,862)
                     -----------   -----------      -----------   -----------
                     $    (2,083)  $   211,661      $   292,698   $   641,374
                     ===========   ===========      ===========   ===========

     Identifiable assets
                                                            March 31,
                                                        2007          2006
                                                        ----          ----
      Pharmacies                                    $13,142,777   $11,948,217
      Medical                                         1,294,580     1,477,008
      Corporate                                         766,777       193,360
                                                    -----------   -----------
                                                    $15,204,134   $13,618,585
                                                    ===========   ===========

                                    15
 FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  8.  Business Segments: continued,
      -----------------

     Capital expenditures

                         Three months ended              Nine months ended
                             March 31,                      March 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----
      Pharmacies     $    18,232   $   113,942      $   160,542   $   358,758
      Medical                  -         3,231           19,050        25,511
                     -----------   -----------      -----------   -----------
                     $    18,232   $   117,173      $   179,592   $   384,269
                     ===========   ===========      ===========   ===========
     Depreciation and Amortization

                         Three months ended              Nine months ended
                             March 31,                      March 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----

      Pharmacies     $   113,135   $   125,598        $   360,125   $   314,721
      Medical             12,777        21,042             40,270        54,935
                     -----------   -----------        -----------   -----------
                     $   125,912   $   146,640        $   400,395   $   369,656
                     ===========   ===========        ===========   ===========

     Interest expense

                         Three months ended              Nine months ended
                             March 31,                      March 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----

      Pharmacies     $     5,606   $     1,570        $    18,032   $     5,611
      Medical                 52           142                265           756
                     -----------   -----------        -----------   -----------
                     $     5,658   $     1,712        $    18,297   $     6,367
                     ===========   ===========        ===========   ===========
     Income taxes

                          Three months ended              Nine months ended
                             March 31,                      March 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----

      Pharmacies     $   137,000   $   160,450        $   409,000   $   387,550
      Medical            (34,000)       14,800            (49,800)       45,000
      Corporate          (53,700)      (37,630)          (162,900)     (106,580)
                     -----------   -----------        -----------   -----------
                     $    49,300   $   137,620        $   196,300   $   325,970
                     ===========   ===========        ===========   ===========
                                    16
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations:
---------------------

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended March 31, 2007 and 2006 and the nine months ended March 31, 2007 and 2006.

Net Revenues:

     Total revenues for the three months ended March 31, 2007 increased by $1,603,226 or 10.2% to $17,359,126 from $15,755,900 for the three months ended
March 31, 2006. Total revenues for the nine months ended March 31, 2007 increased by $5,358,825 or 11.5% to $51,977,858 from $46,619,033 for the nine months ended March 31, 2006.

     The following table shows revenues by business segment for the three months ended and the nine months ended March 31:

Business Segment
----------------
                Three months ended                 Nine months ended
                   March 31,                          March 31,
               2007          2006      %          2007          2006      %
               ----          ----      -          ----          ----      -
Pharmacies  $16,134,628  $13,999,485  15.3    $47,828,984  $41,023,523   16.6
Medical       1,224,498    1,756,415 (30.3)     4,148,874    5,595,510  (25.9)
            -----------  -----------          -----------  -----------
            $17,359,126  $15,755,900  10.2    $51,977,858  $46,619,033   11.5
            ============ ===========          ============ ===========

    The pharmacies segment's revenues increased $2,135,143 to $16,134,628 or 15.3% for the three months ended March 31, 2007 as compared to $13,999,485 for the three months ended March 31, 2006. The pharmacies' revenues (excluding dispensing fees) increased $2,040,116 to $15,556,843 or 15.1% for the three months ended March 31, 2007 as compared to $13,516,726 for the three months ended March 31, 2006. The pharmacy segment acquired a new location in April 2006, which accounts for approximately $1,088,501 or 46.6% of the increase for the three months ended March 31, 2007. The remainder of the increase was due to the success of marketing initiatives directed at specialty niches as well as the maturation of the company's location located within Children's Hospital Boston at Waltham. Dispensing fees revenue increased $95,026 to $577,785 or 19.7% for the three months ended March 31, 2007 as compared to $482,759 for the three months ended March 31, 2006. The pharmacies commenced dispensing prescriptions under two new contracts (June 2006 and January 2007) with federally qualified health centers (FQHC), which accounted for $43,650 of the increase. The remainder of increase was due to increased market penetration within existing health center relationships due to increased patient awareness and health center staff commitment to the health center pharmacies. Dispensing
                                    17

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

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

    The pharmacies segment's revenues increased $6,805,461 to $47,828,984 or 16.6% for the nine months ended March 31, 2007 as compared to $41,023,523 for the nine months ended March 31, 2006. The pharmacies' revenues (excluding dispensing fees) increased $6,445,163 to $46,218,662 or 16.2% for the nine months ended March 31, 2007 as compared to $39,773,499 for the nine months ended March 31, 2006. The pharmacy segment acquired a new location in April 2006, which accounts for approximately $3,338,300 or 49.1% of the increase for the nine months ended March 31, 2007. The remainder of the increase was due to the success of marketing initiatives directed at specialty niches as well as the maturation of the company's location located within Children's Hospital Boston at Waltham. Dispensing fees revenue increased $360,298 to $1,610,322 or 28.8% for the nine months ended March 31, 2007 as compared to $1,250,024 for the nine months ended March 31, 2006. The pharmacies commenced dispensing prescriptions under two new contracts (June 2006 and January 2007) with FQHC, which accounted for approximately $62,000 of the increase. The remainder of the increase is described above.

     The medical segment's sales decreased $531,917 to $1,224,498 or 30.3% for the three months ended March 31, 2007 as compared to $1,756,415 for the three months ended March 31, 2006. Approximately $326,000 of the decrease was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers whom are able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices and the loss of a salesman to a competitor in January 2007. Internet sales decreased by approximately $206,000 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales. Also, Internet sales have decreased due to increased competition.

     The medical segment's sales decreased $1,446,636 to $4,148,874 or 25.9% for the nine months ended March 31, 2007 as compared to $5,595,510 for the nine months ended March 31, 2006. Approximately $643,600 of the decrease was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers whom are able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices and the loss of a salesman to a competitor in January 2007. Internet sales decreased by approximately $803,000 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales. Also, Internet sales have decreased due to increased competition and due to switching to a new website platform which does not contain all of the
Company's products.                 18
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------
Profit Margins:

     The overall profit margins, not including dispensing fees, were 21.3% for the three months ended March 31, 2007 as compared to 22.0% for the three months ended March 31, 2006. Overall profit margins were 21.3% for the nine months ended March 31, 2007 as compared to 21.8% for the nine months ended March 31, 2006. Dispensing fees were eliminated since they do not have a direct cost of sales.

     The following is a table of profit margins percentages by business segment for the three months ended and nine months ended March 31:

Business Segment
----------------           Three months ended              Nine months ended
                               March 31,                      March 31,
                           2007         2006              2007          2006
                           ----         ----              ----          ----
    Pharmacies             20.7%       20.6%              20.7%         20.5%
    Medical                28.9%       30.7%              27.7%         33.2%

     The pharmacies segment's profit margins increased by .1% to 20.7% for the three months ended March 31, 2007 as compared to 20.6% for the three months ended March 31, 2006 due to additional volume discounts on purchases.

     The pharmacies segment's profit margins increased by .2% to 20.7% for the nine months ended March 31, 2007 as compared to 20.5% for the nine months ended March 31, 2006.

     The medical segment's profit margins decreased 1.8% to 28.9% for the three months ended March 31, 2007 as compared to 30.7% for the three months ended March 31, 2006 due to continued pressure from regional and national buying groups are able to command larger discounts from manufacturers, are able to offer on-line purchasing and inventory controls. Also, increased pressure continues from larger competitors who offer lower prices.

     The medical segment's profit margins decreased 5.5% to 27.7% for the nine months ended March 31, 2007 as compared to 33.2% for the nine months ended March 31, 2006. This segment continues to experience pressure on its cost of sales as described above.

Selling, General and Administrative Expenses.

     Consolidated selling, general and administrative expenses ("S,G&A") increased 15.4% for the three months ended March 31, 2007 to $4,020,308 as compared to $3,485,247 for the three months ended March 31, 2006. Consolidated selling, general and administrative expenses increased 15.1% for the nine months ended March 31, 2007 to $11,656,841 as compared to $10,126,556 for the nine months ended March 31, 2006.
                                    19
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------
Selling, General and Administrative Expenses: continued,

Business Segment
----------------
                Three months ended                 Nine months ended
                    March 31,                          March 31,
               2007          2006       %         2007          2006      %
               ----          ----       -         ----          ----      -
Pharmacies  $ 3,369,972   $ 2,844,993  18.5    $ 9,764,436   $ 8,188,002  19.3
Medical         427,919       513,304 (16.6)     1,308,034     1,541,692 (15.2)
Corporate       222,417       126,950  75.2        584,371       396,862  47.2
            -----------   -----------          -----------   -----------
            $ 4,020,308   $ 3,485,247  15.4%   $11,656,841   $10,126,556  15.1%
            ============  ===========          ============  ===========

     The pharmacies' S,G&A expenses increased $524,979 to $3,369,972 or 18.5% for the three months ended March 31, 2007 as compared to $2,844,993 for the three months ended March 31, 2006, mainly due to increased labor costs of approximately $442,600. The increased labor costs consisted of approximately $272,000 due to the short supply of pharmacists and pharmacy technicians and additional personnel due to growth in revenues. Approximately $126,000 of the increase was due to a pharmacy opened in April 2006 and $44,600 for a location opened in January 2007. The balance of the increase was composed of legal expense of $56,600 primarily due to litigation expense, rent expense of $36,925 due to additional locations and rent increases, equipment rental of $19,120, insurance expense of $10,650 with the remaining $13,000 consisting of a combination of miscellaneous operating expenses. The increases were offset by reductions in LIFO expense of $25,000, store supplies of $14,300 and advertising expense of $14,700.

     The pharmacies' S,G&A expenses increased $1,576,434 to $9,764,436 or 19.3% for the nine months ended March 31, 2007 as compared to $8,188,002 for the nine months ended March 31, 2006, mainly due to increased labor costs of approximately $1,181,181. The increased labor costs consisted of approximately $755,800 due to the short supply of pharmacists and pharmacy technicians and additional personnel due to growth in revenues. Approximately $379,500 of the increase was due to a pharmacy opened in April 2006 and $44,600 for a location opened in January 2007. The balance of the increase was composed of legal expense of $107,200 primarily due to litigation expense, rent expense of $103,800 due to additional locations and rent increases, equipment rental of $88,145, advertising expense of $74,500, insurance expense of $30,450, utilities expense of $25,000, store supplies of $19,500 with the remaining $94,000 consisting of a combination of miscellaneous operating expenses. The increases were offset by a reduction in LIFO expense of $141,600.

     The medical segment's S,G&A expenses decreased $85,385 or 16.6% to
$427,919 for the three months ended March 31, 2007 as compared to $513,304 for the three months ended March 31, 2006. The decrease was due to the following: a
                                    20
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Selling, General and Administrative Expenses: continued,

reduction in sales related expenses of $56,110, a decrease in the allowance for bad debt expense of $10,000 and reduced bulk inventory storage costs of $5,700 and the remainder of the decrease consisted of miscellaneous operating expenses of $22,575.

     The medical segment's S,G&A expenses decreased $233,658 or 15.2% to $1,308,034 for the nine months ended March 31, 2007 as compared to $1,541,692 for the nine months ended March 31, 2006. The decrease was due to the following: a decrease in the allowance for bad debt expense of $50,000, a reduction in sales related expenses of $93,610, decrease in shipping charges of $23,800 and reduced bulk inventory storage costs of $26,200 and the remainder of the decrease consisting of miscellaneous operating expenses of $40,000.

     The Corporate segment's overhead increased by $95,467 or 75.2% to $222,417 for the three months ended March 31, 2007 as compared to $126,950 for the three months ended March 31, 2006 due to a combination of the following: an increase in fees paid to the minority shareholders for an extension of $99,990 (for additional information see note 3, restricted assets and uncertainties), an increase in Nasdaq Stock Market listing fees of $10,000 and a decrease in legal and accounting costs of $23,500.

     The Corporate segment's overhead increased by $187,509 or 47.2% to $584,371 for the nine months ended March 31, 2007 as compared to $396,862 for the nine months ended March 31, 2006 due to a combination of the following: an increase in fees paid to the minority shareholders for an extension of $191,650 (for additional information see note 3, restricted assets and uncertainties), increased board and audit committee expenses of $12,000, an increase in Nasdaq Stock Market listing fees of $10,000 and a reduction in personnel costs of approximately $28,700.

Interest Expense:

      Interest expense increased by $3,946 or 230.5% for the three months ended March 31, 2007 to $5,658 as compared to $1,712 for the three months ended March 31, 2006. Interest expense increased by $11,930 or 187.4% for the nine months ended March 31, 2007 to $18,297 as compared to $6,367 for the nine months ended March 31, 2006.








                                    21
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Interest Expense: continued,

     The following table shows the breakdown of interest expense by business segment for the three months ended and nine months ended March 31:

Business Segment
----------------
                Three months ended              Nine months ended
                     March 31,                      March 31,
                 2007          2006   %         2007          2006      %
                 ----          ----   -         ----          ----      -
Pharmacies $     5,606   $     1,570  257.1  $    18,032   $     5,611  221.4
Medical             52           142  (63.4)         265           756  (64.9)
           -----------   -----------         -----------   -----------
           $     5,658   $     1,712  230.5  $    18,297   $     6,367  187.4
           ===========   ===========         ===========   ===========

     The pharmacies' interest expense increased $4,036 or 257.1% to $5,606 for the three months ended March 31, 2007 as compared to $1,570 for the three months ended March 31, 2006 due to a note for the acquisition of a pharmacy in April 2006.

     The pharmacies' interest expense increased $12,421 or 221.4% to $18,032 for the nine months ended March 31, 2007 as compared to $5,611 for the nine months ended March 31, 2006 due to interest on a note for the acquisition of a pharmacy in April 2006.

Minority Interest:

     Minority interest for the pharmacy segment increased by $3,321 or 10.7% to $34,244 for the three months ended March 31, 2007 as compared to $30,923 for the three months ended March 31, 2006 due to higher net income in the pharmacy segment.

     Minority interest for the pharmacy segment increased by $17,233 or 17.5% to $115,633 for the nine months ended March 31, 2007 as compared to $98,400 for the nine months ended March 31, 2006 due to higher net income in the pharmacy segment.

Income Tax Expense:

     Income tax expense decreased by $88,320 or 64.2% to $49,300 for the three months ended March 31, 2007 as compared income tax expense of $137,620 for the three months ended March 31, 2006. This decrease was due to a loss in the medical segment and an increase in corporate expenses. Income tax expense decreased by $129,670 or 39.8% to $196,300 for the nine months ended March 31, 2007 as compared to $325,970 for the nine months ended March 31, 2006.
                                    22
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Income Tax Expense: continued,

The decrease was due to a loss in the medical segment and an increase in corporate expenses.

     The following table shows the breakdown of income tax expense (benefit) by business segment for the three months ended and nine months ended March 31:

Business Segment
----------------   Three months ended                 Nine months ended
                         March 31,                        March 31,
                   2007         2006      %         2007          2006      %
                   ----         ----      -         ----          ----      -
Pharmacies   $   137,000   $   160,450  (14.6) $   409,000   $   387,550    1.0
Medical          (34,000)       14,800 (329.7)     (49,800)       45,000 (210.7)
Corporate        (53,700)      (37,630) (42.7)    (162,900)     (106,580) (52.8)
             -----------   -----------         -----------   -----------
             $    49,300   $   137,620  (64.2) $   196,300   $   325,970  (39.8)
             ============  ===========         ===========   ===========

Liquidity and Capital Resources

     Net cash provided by operating activities was $237,894 for the nine months ended March 31, 2007 as compared to net cash flows used in operating activities of $901,646 for the nine months ended March 31, 2006. The primary uses of cash were to purchase property, plant and equipment and inventory and pay down debt.

     Purchased property, plant and equipment for $179,592 in the nine months ended March 31, 2007 as compared $384,269 in the nine months ended March 31, 2006.

     Debt was reduced by $43,016 in the nine months ended March 31, 2007 as compared to $73,758 in the nine months ended March 31, 2006. The medical and corporate segments obtained a $300,000 line of credit which expires November 30, 2007. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. The Company drew down $100,000 on the line of credit on February 26, 2007 and $25,000 on May 9, 2007.

     At March 31, 2007, cash on a consolidated basis was $829,405 as compared to $814,119 at June 30, 2006. The approximate cash balances of the Company and subsidiaries were as follows: pharmacies - $755,200, medical - $45,400 and the Company - $28,800. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan. The pharmacies currently owe $10,000 monthly to the Company for management fees.

                                    23
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources: continued,

     At March 31, 2007, we had net accounts receivable of $4,834,780 as compared to $5,244,779 at June 30, 2006. Accounts receivable decreased due to increased collections from the pharmacy segment and the medical segment's decrease in sales and a reduction in allowance for doubtful accounts.

     At March 31, 2007, debt was $439,452 as compared to $482,467 at June 30, 2006. Our debt has decreased due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     We do not have any material risk with respect to changes in interest rates, foreign currency exchange rates, commodities prices or other relevant market rates or prices over a selected period of time.

     Please note that we do not have any interest bearing investments and our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at March 31, 2007.

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










                                    24
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

     In April, 2006, the former employee also filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee was subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge. On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint seeks back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14, 2006, and discovery has commenced. The likelihood of success of this litigation matter has not yet been determined. Accordingly the Company cannot determine at this time if the claim is material. The parties have agreed to attempt to mediate the claim. As of May 1, 2007, the parties have suspended discovery by agreement and are in the process of selecting a mediator. The Company estimates that the mediation will take place in June 2007. If the matter is not resolved by mediation, the parties will continue with the litigation.

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

                                    25
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended March 31, 2007 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                            (d)Maximum Number
                                                              (or) Approximate
                                         c) Total Number of   Dollar Value)of
                                         Shares Purchased as  Shares that May
                                         Part of Publicly     Yet Be Purchased
     (a)Total Number of (b)Average Price Announced Plans or   Under the Plans or
      Shares Purchased   Paid Per Share  Programs             Programs
      ----------------   --------------   --------            --------

January 1 - 31       0   $ -                0                 148,000
February 1 - 28      0   $ -                0                 148,000
March 1 - 31         0   $ -                0                 148,000

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

Item 3.  Defaults Upon Senior Securities                          None

Item 4.  Submissions of Matters to a Vote of Security Holders     None

Item 5.  Other Information

     The Company has scheduled its 2006 annual meeting of shareholders to take place on June 25, 2007.


                                    26
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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










































                                    27

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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




                                     NYER MEDICAL GROUP, INC.
                                     ------------------------
                                     Registrant



  Date:  May 15, 2007                By:/s/ Karen L. Wright
                                        -------------------
                                     Karen L. Wright, President,
                                     Principal Executive Officer,
                                     Chief Executive Officer,
                                     Principal Financial and Accounting
                                     Officer and Chief Financial
                                     Officer




























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

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                                    29
EXHIBIT 31.1, continued

CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 15, 2007
 /s/ Karen L. Wright
     ---------------
     Karen L. Wright
     President
     (Principal Executive Officer)
     Vice President - Finance
     (Principal Financial and Accounting Officer)







































                                    30
Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 15, 2007


/s/ Karen L. Wright
    ---------------
    Karen L. Wright,    President, Chief Executive Officer
    and Chief Financial Officer

























                                    31