Form 10-K
period 2007-06-30
NYER MEDICAL GROUP INC
filed 2007-10-12
CIK 884647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended June 30, 2007
                                      or

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to _______________
                                              Commission File No. 000-20175
             Nyer Medical Group, Inc.
             ------------------------
(Insert name of registrant as specified in its charter)

                     FLORIDA                              01-0469607
                     -------                              ----------
       (State or other jurisdiction of                 (I.R.S. employer
        incorporation or organization)                 identification no.)

1292 Hammond Street, Bangor, Maine                  04401
----------------------------------                  -----
(Address of principal executive offices)            (Zip code)

                Registrant's telephone number, including area code  207-942-5273
                                                                    ------------
Securities registered under Section 12(b) of the Exchange Act:

                                            Name of Exchange
Title of Each Class                         on which registered
-------------------                         -------------------
Common Stock, Par Value $.0001              NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

                                   None
                                   ----
                               (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]  No [ ]
                                     1
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Company's common stock held by non-affiliates, as of December 31, 2006, was approximately $6,654,970 based upon the closing price.

There were 3,978,199 shares of common stock outstanding as of October 12, 2007.

Documents Incorporated by Reference:  None
































                                     2

                                 TABLE OF CONTENTS
                                 -----------------
                                     PART I
                                     ------

Item 1.  BUSINESS
Item 1A. RISK FACTORS
Item lB. UNRESOLVED STAFF COMMENTS
Item 2.  PROPERTIES
Item 3.  LEGAL PROCEEDINGS
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II
                                     -------
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.  SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
Item 9A.(T) CONTROLS AND PROCEDURES
Item 9B. OTHER INFORMATION

                                     PART III
                                     --------
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


                                     PART IV
                                     -------
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES








                                     3



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

ITEM 1.  Business.
         --------
General

    Nyer Medical Group, Inc. (Company or Nyer), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

    Pharmacies. D.A.W., Inc. (Eaton or D.A.W.), 80% owned by the Company, is a chain of drug stores located in the suburban Boston, Massachusetts area.

    Medical and surgical equipment and supplies. Two wholly-owned subsidiaries, ADCO Surgical Supply, Inc. (ADCO) and ADCO South Medical Supplies, Inc. (ADCO South) are engaged in the wholesale and retail sale of medical and surgical equipment and supplies throughout New England, Florida and worldwide through Internet sales. In June 2005, the division in Nevada was closed due to continuing losses. In fiscal year 2005, Nyer Internet Companies, Inc. ceased to operate as an active business, and ADCO continued to perform the functions of the business of the company.

    Corporate. Salaries of the officers of the holding company are included in this segment as well as corporate expenses such as reporting costs, accounting and legal fees.

    Discontinued operations. Fire and police. Anton Investments, Inc. (Anton) and Conway Associates, Inc. (Conway) which are each 80% owned by the Company. This segment was discontinued in fiscal 2004.

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

                                    4
    For additional business segment information for the years ended June 30, 2007, 2006 and 2005, see note 19 in the Notes to Consolidated Financial Statements.

Retail Pharmacies Business - Pharmacy chain
-------------------------------------------
Eaton Apothecary

     In August 1996, Nyer acquired 80% of D.A.W., Inc. d/b/a Eaton Apothecary, an entity which is now an 18 store chain of pharmacies.

     Each of the five minority shareholders (except in one case, the husband of a shareholder) continue employment on an at will basis. Their written employment contracts expired in August 2006, but have been replaced by oral agreements. The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders or the Company. The unaffiliated seat is vacant. Additionally, the minority shareholders have the option to place one member of Eaton's management team on the Nyer Board of Directors. The minority shareholders currently decline to occupy this seat.

     Eaton operates within the metro-Boston Massachusetts market place and in addition to its 17 pharmacies, has contracts to manage three pharmacies owned by federally qualified health centers as of June 30, 2007. On July 1, 2007, another pharmacy was purchased to bring the total to 18. It additionally has contracts to provide pharmacy services to patients of five other federally qualified health centers. Pursuant to the contracts, Eaton manages an inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. The vast majority of the prescriptions dispensed are to uninsured patients. The health centers then bill the Massachusetts Uncompensated Care Pool for the dispensed prescriptions. The health center patients can only obtain their prescriptions from Eaton if they wish to obtain their medication without charge.

     Eaton's net revenues were $64.5 million in fiscal 2007, with the emphasis of operations on the pharmacy department. Eaton offers free delivery service of prescription medication to customers. In fiscal 2007, prescription revenues accounted for 93% of total revenues.

Strategy
--------

     Eaton's strategy is to move in the opposite direction from the national chains regarding store size, merchandise mix and store locations. Its prototypical store ranges in size from 2,000 to 5,400 sq. ft. The strategy of focusing on the core of the business within a low fixed cost prototype has resulted in it becoming a leading low cost producer within the industry. Eaton believes this advantage will become increasingly important as pharmacy benefit management companies continue to squeeze margins and the Massachusetts' Medicaid program continues to manage with budget constraints and rising manufacturer prices.

     The growth in the market for prescription medications continued to grow over the last year. Factors stimulating growth included the continued growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization.
                                     5
     Eaton is a leading niche-market pharmacy provider in Massachusetts. In conjunction with the Lynn Community Health Center, Eaton operates the only dually licensed pharmacy in the state. Eaton has contracts with three of the largest PACE (Progressive All-inclusive Care for the Elderly) providers in the state. In each of the instances, Eaton provides pharmacy services consistent with Section 340B of the Public Health Services Act. In fiscal 2007, Eaton entered into pharmacy services contracts with two additional federally qualified health centers to dispense prescriptions to health center patients from segregated inventories maintained at two pharmacies newly established by Eaton Apothecary. Eaton is the only pharmacy able to dispense prescription medications to the health center's uninsured patients. The health center invoices the Massachusetts Uncompensated Care Pool for the medication dispensed.

     Eaton operates three Medicine-On-time(r) medication management systems. This licensed packaging system caters to elderly clients who are unable to manage their medication regimens yet who are not frail enough for nursing homes. The Medicine-On-Time system is the preferred system of most Assisted Living Facilities. Assisted living facilities are transitory facilities for elderly patients unable to live at home alone but not brittle enough to require nursing home care. The U.S. census predicts this market segment to be the largest growing housing sector in the nation over the next decade. In addition to growth in the assisted living and homebound sectors, many new customers have been gained by word of mouth throughout the visiting nurse and health center communities. Sales within these niche segments were approximately $13 million in fiscal 2007. Eaton expects growth within its niche categories to be the fastest growing segment of its business over the next several years.
            Eaton continues to seek acquisition opportunities within contiguous markets to grow its business. It acquires stores both with the intent of continuing operations or consolidating with existing locations. Eaton additionally continues to seek management opportunities within the federally qualified health center sector to utilize its operational leverage.

Customers and Third-Party Payors
--------------------------------

     During the year ended June 30, 2007, approximately 90% of the pharmacy revenues were to customers covered by health plan contracts, which typically contract with a third-party (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchase in exchange for reduced prescription rates. During the year ended June 30, 2007, the top five third-party payors, which provide administrative and payment services for multiple health plan contracts and customers, accounted for approximately 75% of total revenues, the largest of which represented 31% of total revenues. During the year ended June 30, 2007, Medicaid agencies accounted for approximately 8% of total revenues. Any significant loss of third-party payor business could have a material adverse effect on Eaton's business and results of operations. All of Eaton's contracts are automatically renewed unless a written notice of cancellation is provided by either party with at least a 30 day notice.


                                     6


Regulation
----------

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

Competition
-----------

     Virtually all of Eaton's stores compete head-to-head with CVS and Walgreen
stores.   Pharmacies in supermarkets and deep discount stores, such as Wal-Mart, have not gained significant market share in the communities served by Eaton. These chains have superior financial resources and greater buying power than Eaton.

     Many of the largest Pharmacy Benefit Management Companies (PBMs) have instituted differential prescription co-payment structures for retail versus mail order pharmacies. Under the co-payment structures, patients are offered a financial incentive, in the form of a lower co-payment, to obtain their chronic or maintenance medications through a mail order facility. While Eaton has lost some of its customer base to mail order, it has gained market share from retail competitors that has offset the losses.
                                     7
Medical Products/Service
------------------------
ADCO - ADCO South
     ADCO is a wholesale medical distributor located in Bangor, Maine, with a wholesale customer base of over 700 active customers through out New England. ADCO supplies all areas of health care products to physician offices, clinics, health centers, nursing homes, visiting nurse associations, individual health care consumers and specialty equipment to hospitals. ADCO also supplies medical supplies and equipment through an interactive web site, medicalmailorder.com. This site is used to aid in directing customers through an on-line medical mall and the appropriate departments to locate specific equipment and supplies.
Our target customers, include home consumers, federal agencies, military, local and state municipalities, schools and universities.

     ADCO derives 93% of its revenues from sales to institutional customers (primarily nursing homes and physician offices), while the balance comes from its retail and home health customers.

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

     ADCO and ADCO South provide over 3,700 combined stock items and special orders for non stock items, as necessary. Although the inventories of both companies share common items, the need for items relative to their geographic regions is accomplished through warehouse transfers. This enables a larger mix of products to be available from either company and both benefit from the synergies available from two combined inventories.

Marketing
---------

     Our sales are achieved through the services of independent sales representatives who travel throughout New England and South Florida and through telephone sales personnel, send catalogs and do mailing campaigns for existing customers and the Internet.

Competition
-----------

     All aspects of our medical products business are subject to significant competition. Our national competitors generally have substantially greater financial resources and other competitive advantages, although they traditionally concentrate on hospitals. Nonetheless, the Company believes we have certain competitive advantages which enable us to compete favorably with larger competitors because of our ability to be flexible and creative for their customers.

     The national market for wholesale distribution of medical and home health care supplies is served in large part by, McKesson, PSSI, Cardinal and Owens & Miner. PSSI is the largest national supplier of supplies to physician offices and clinics. Although hospitals are believed to constitute most of these company's largest customer group, these companies claim to serve over 17,000 other customers including physicians and clinics throughout the United States, including the New England area. Despite the presence of larger companies,
                                     8

ADCO/ADCO South believe the distribution of medical products in physician sites and long-term care facilities is still controlled by many small local and regional distributors.

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

Employees
---------

     The Company believes our employees represent one of our most valuable resources. As of the date of this report, including its executive officers, we have 149 full-time and 150 part-time employees. Eaton employs 129 full-time and 144 part-time employees, ADCO employs 15 full-time employees and 4 part-time employees, ADCO South employs 4 full-time employees and 2 part-time employees and the Company directly employs one full-time person. None of our employees are covered by a collective-bargaining agreement.

     Management believes that our relationship with our employees is excellent and that we have a loyal work force.

Availability of SEC Filings
---------------------------

     All reports filed by the Company with the Securities and Exchange Commission are available free of charge via EDGAR through the Securities and Exchange Commission website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the Securities and Exchange
                                      9

Commission at the Securities and Exchange Commission's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. The Company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at www.nyermedicalgroup.com as soon as reasonably practicable after filing electronically such material with the Securities and Exchange Commission. Copies are also available, without charge, from Nyer Medical Group, Inc., P.O. Box 1328, Bangor, Maine, 04402-1328.

ITEM 1A. Risk Factors
         ------------

The Company Has A Limited Amount of Cash to Fund Operating Needs
----------------------------------------------------------------

     We had approximately $1,184,850 in cash at October 12, 2007, as compared to $1,172,081 in cash at June 30, 2007. The cash balances of the Company and subsidiaries were as follows at October 12, 2007: pharmacies - $1,090,050, medical - $58,600 and the Company $36,200. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan.

     In October 2004, the Company's medical segment obtained a $300,000 line of credit, collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established for this purpose. The interest rate for the line of credit is the Wall Street Journal Prime Rate. Repayment of the line of credit is in monthly payments of interests only, with the principal being due at maturity, unless renewed. The line of credit expires November 30, 2007 and expects to renew the line of credit. As of the date of this report, the Company has drawn $265,000 on the line of credit.

Going Concern and Management's Plan
-----------------------------------

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant uncertainties as to its ability to finance the purchase of the remaining 20% of the Pharmacy segment, execute acceptable employment agreements with the Pharmacy management, and successfully manage the operations of the Pharmacy segment. Additionally, the Company has not repaid its debt of at least $419,000 to its 80% owned subsidiary which may result in legal actions against the Parent. The Parent and its wholly owned companies in the Medical segment have sustained continuing significant losses, declining sales and have utilized significant portions of its line of credit. The 80% owned subsidiary has declined to upstream funds and subsequent to year end, has ceased any payments to the parent for management fees. This raises significant doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to obtain financing to purchase the remaining 20% of the Pharmacy segment and repay the $419,000 debt to its 80% owned subsidiary and to execute employment agreements with the Pharmacy management team.
                                     10
    If the Company is unable to accomplish the above objectives, it is uncertain whether the Company will be able to continue as a going concern. There is also no assurance that management's financing plan will be successful or that the Company will be able to execute employment agreements with the D.A.W. minority shareholders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Restricted Assets and Uncertainties
-----------------------------------

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two designated by the minority shareholders ("Shareholders"), two designated by the Company and a fifth director not affiliated with the Shareholders or the Company. The fifth seat on the board is vacant.

     As part of an associated shareholders' agreement, the Company and the Shareholders will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     The associated shareholders' agreement and a related agreement also provide for a specific management fee (the "Management Fee")to be paid by D.A.W. to the Company and for the Shareholders to manage the day-to-day operations of the pharmacy subsidiaries of the Company, which has included cash management.

     Four of the Shareholders of D.A.W. (and the husband of another Shareholder) have employment agreements which expired in August 2006 (which agreements were replaced by oral, "at will" agreements, described herein at Item 11 ("Executive Compensation")). When the agreements expired, the Shareholders had the right to require the Company to purchase all or any portion of their shares of D.A.W. and the other subsidiary of the Company held by these persons.

     In August 2006, the Company entered into a forbearance agreement with the Shareholders which stated/accomplished the following:

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

     The Company agrees to pay $16,665 per month in total to certain Shareholders from the first business day of August 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per month from and after December 16, 2006 until the closing of the Purchase.
                                     11
     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments, which amounts will be repaid by the Company to D.A.W. (with interest at the applicable federal rate) (collectively, the "Monthly Payment Amounts"), upon the earlier of (i) the closing of the Purchase, and (ii) July 15, 2007.

     The Company pledges 2.5% of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above.

     The parties to the forbearance agreement agreed that the fair market value of the Put Shares is $4 million (the "Amount").
      The arbitration clause of the forbearance agreement was deleted in its entirety and replaced with a provision agreeing to jurisdiction and venue in the Business Litigation Session of the Superior Court for the Commonwealth of Massachusetts.

     The Purchase has not occurred, the Amount has not been paid by the Company to the Minority Shareholders and the Monthly Payment Amounts have not been repaid by the Company to D.A.W. On July 15, 2007, Mark Dumouchel, as representative of the Minority Shareholders, signed the following statement:

     "As the representative of the minority shareholders (the "Minority Shareholders") of D.A.W., Inc. ("DAW") and F.M.T. Franchise Co., Inc. ("FMT"), I, Mark Dumouchel, hereby state that the Minority Shareholders do not presently intend to (a) take any action with respect to any provisions of either the Shareholders' Agreement, dated as of August 5, 1996, by and among the Minority Shareholders, DAW, FMT and Nyer Medical Group, Inc. or the Agreement, dated as of August 9, 2006, by and among the same parties or (b) enforce any remedies available to them under either of such agreements. These statements represent the Minority Shareholders' intentions as of the date hereof only and no assurance can be given that such intentions will not change in the future, whether or not there occurs any change of circumstances."

     On September 19, 2007, the Company received a notice (the "Notice") from counsel to D.A.W. The Notice states that the Company has failed to pay timely its debt obligation owed to D.A.W. in the amount of at least $419,000 (the "Debt") pursuant to the forbearance agreement, and that unless payment is immediately received, D.A.W. will pursue all legal remedies as it may choose.
     Further, the Notice also stated that as a result of the Company's failure to pay timely the Debt, D.A.W. has immediately ceased any payments to Nyer under a certain Management Agreement or otherwise (the "Payments"). The Payments are crucial to the Company in helping the Company to meet its day-to-day operational /financial needs. If the Payments do not resume in the near future, the Company and its shareholders may suffer in a materially adverse manner.

    If the amounts owing to each of D.A.W. and the Shareholders described above cannot be raised and/or if some other acceptable arrangement cannot be negotiated, then D.A.W. and the Shareholders may enforce their rights with respect to the payment of such amounts. Although the Company is involved in ongoing discussions to satisfy D.A.W. and the Shareholders, at this time, the Company does not have a specific plan to satisfy such parties, and D.A.W. and the Shareholders may then seek to enforce their rights in a manner which would be materially adverse to the Company and its shareholders if the outstanding issues are not resolved.
                                     12
     The Company and four of the Shareholders (and the husband of another Shareholder) are also presently attempting to negotiate employment agreements agreeable to all parties.

     There is no assurance that the Company will be able to successfully negotiate such employment agreements. If not, and/or issues surrounding payments due to D.A.W. and the Shareholders are not resolved, certain of the Shareholders could seek employment elsewhere and this would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an entire new management team, which could be extremely difficult to do, therefore leaving the Company with no way in which to manage the most significant revenue producing subsidiary of the Company.

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

Control of Nyer Is Held By a Few Shareholders
---------------------------------------------

     Nyer's principal shareholder, Mr. Samuel Nyer, owns 2,000 shares of Class A preferred stock which has voting rights equal to 2,000,000 shares of common stock of Nyer and 1,000 shares of Class B preferred stock of Nyer which has voting rights equal to 2,000,000 shares of common stock. The preferred stock has voting rights on all matters that come before the common shareholders for vote. Mr. Nyer also owns 89,300 shares of common stock of Nyer. In addition, Nyle, a corporation controlled by Mr. Samuel Nyer, owns 781,000 shares of common stock of Nyer.

     These holdings collectively represent approximately 65.7% of the voting securities of Nyer. As a result, Mr. Nyer effectively controls the voting power of Nyer. Accordingly, Mr. Nyer is in a position to elect a majority of Nyer's directors and control the policies and operations of Nyer.

Many of Our Competitors Have Advantages Over Us
-----------------------------------------------

     All aspects of our business are subject to significant competition. Many of our competitors generally have substantially greater financial resources and other competitive advantages. Such greater resources and advantages may reduce our chance for economic success.

                                     13

Volatility in the Stock Market May Have a Negative Impact on the Price of Our Stock
-----------------------------------------------------------------------------

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

Risks related to ownership of our common stock
----------------------------------------------

The exercise of our outstanding stock options could adversely affect our outstanding common stock
------------------------------------------------------------------------

     Our stock option plans are an important component of our compensation program for our employees, directors and consultants. As of June 30, 2007, we have issued and outstanding options to purchase approximately 1,621,600 shares of common stock with exercise prices ranging from $1.29 to $6.50 per share. The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity. The exercise of such options will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership. The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock. Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
 Investors Should Not Expect Dividends
-------------------------------------

     Nyer intends to retain future earnings, if any, to finance its growth.

The Companies Which Comprise Nyer Have Not Historically Operated as a Combined Business
-------------------------------------------------------------------------------

     The subsidiaries that comprise Nyer have been historically managed or operated as individual, stand-alone businesses. Although we believe that we have and can continue to successfully manage and operate these separate and individual businesses, we cannot be certain of this.
                                     14

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us
----------------------------------------------------------------------------

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

Our Success May Vary With Regulation of and Changes in the Practice of Medicine
-------------------------------------------------------------------------------

     The health care industry is subject to extensive government regulation, licensure and operating procedures. We cannot predict the impact that present or future regulations may have on operations of Eaton and ADCO. Eaton's pharmacists also may have a duty to warn customers regarding potential negative effects of a prescription drug if the warning could reduce or negate these effects. Additionally, Eaton is subject to federal Drug Enforcement Agency and state regulations relating to pharmacy operations, purchasing, storing and dispensing of controlled substances. Eaton is also subject to other federal regulations such as The Health Insurance Portability and Accountability Act of 1996 (HIPAA). Moreover, as consolidation among physician provider groups, long-term care facilities and other alternate-site providers continues and provider networks are created, purchasing decisions may shift to individuals with whom Eaton and ADCO have not had prior selling relationships. There can be no assurance that Eaton and ADCO will be able to maintain its customer relationships in such circumstances or that such provider consolidation will not result in reduced operating margins. Also, national health care reform has been the subject of a number of legislative initiatives by Congress. Due to uncertainties regarding the ultimate features of health care reform initiatives and their enactment and implementation, Eaton and ADCO cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on Eaton and ADCO or theircustomers. The actual announcement of reform proposals and the investment community's reaction to such proposals, announcements by competitors of their strategies to respond to reform initiatives and general industry conditions could produce volatility in the trading and market price of Nyer common stock.
                                     15
We are Experiencing Pricing Pressures From Health Care Providers and Third-Party Payors
-------------------------------------------------------------------

     The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted spending budgets in certain markets within the medical products industry. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. Accordingly, there can be no assurance that reimbursement for purchase and use of medical products will not be limited or reduced and thereby adversely affect future sales by Eaton and ADCO. In addition, any substantial delays in reimbursement, significant reduction in coverage or payment rates from third party payors can have a material adverse effect on our retail pharmacy business. Pharmacy sales to third party plans accounted for 90% of our total pharmacy sales for the fiscal year ended 2007 and 2006, respectively, and 81% for the fiscal year ended 2005.

Eaton is Dependent on Relationships with Vendors
------------------------------------------------

     Eaton is dependent on vendors to manufacture and supply products. During the 12-month period ended June 30, 2007, Eaton had one vendor whose relationship accounts for 90% of their inventory purchases. We believe if necessary, we can replace the vendor with no adverse cost effect.

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

ADCO Is Dependent on Relationships with Vendors
-----------------------------------------------

     ADCO distributes from its stock over 3,700 medical products manufactured by approximately 135 vendors and is dependent on these vendors for the manufacture and supply of products. During the 12-month period ended June 30, 2007, ADCO had one vendor, a buying group, whose relationship accounted for 20% of ADCO's inventory purchases. If the relationship with this buying group was disrupted, management believes it has at least two competitive buying groups who could fulfill their inventory needs but it may be at additional expense.
                                    16

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

ADCO Relies on Third-Party Shippers-----------------------------------

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses
----------------------------------------------------------------------

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC, regulations and NASDAQ Stock Market LLC rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of

                                     17
the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management's required assessment of our internal control over financial reporting and our independent registered public accounting firm's attestation of that assessment will require the commitment of financial and managerial resources. We expect these efforts to require the continued commitment of resources. In addition, Executive Compensation and Related Party Disclosure, which will soon be required of us, will also require commitment of financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

     We are subject to additional rules and regulations as a public company, which will increase our administration costs which in turn could harm our operating results.
----------------------------------------------------------------------------

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

                                     18



Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.
--------------------------------------------------------------------

      We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The FASB and other agencies finalized changes to GAAP that required us, in our quarter ending September 30, 2005, to record a charge to earnings for employee stock option grants. We may have significant and ongoing accounting charges resulting from option grant that we expect will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees and directors.
ITEM 1B. Unresolved Staff Comments.
         -------------------------

     Not applicable

ITEM 2.  Properties.
         ----------

     Our executive offices and ADCO's office, warehouse and retail store are located at 1292 Hammond Street, Bangor, Maine.

     The pharmacies have 19 leases, averaging approximately 2,500 square feet each, with one location having approximately 5,400 square feet, throughout the suburban Boston area. One of the leases is for office space of approximately2,000 square feet. Our monthly lease payments range from $642 to $11,475.
Twelve locations have renewable lease options.

     The medical segment owns a 23,000 square foot facility located in Bangor, Maine. The monthly costs, including taxes (but excluding utilities) is $2,000. We lease 6,172 square feet of warehouse and office space in West Palm Beach, Florida for $4,046 per month. We believe our current premises are adequate for our current foreseeable needs.

ITEM 3.  Legal Proceedings.
         -----------------

       The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     In April, 2006, a former employee of the pharmacy segment filed a civil action against the pharmacy segment in the United States District Court for the District of Massachusetts, alleging that the pharmacy segment improperly classified its pharmacists as exempt from the overtime requirements of the
Fair Labor Standards Act and failed to make overtime payments to them under the FLSA and an analogous state law. The former employee sought payment of overtime from April 2003 through April 2006, penalties and attorney's fees. The action originally was brought as a class action; however, there was not a sufficient showing of interest for a class action. At a status conference before the court on September 25, 2006, the plaintiffs' counsel stated that the former employee would not seek certification of a class and, therefore, that the claim would proceed solely on behalf of the former employee. The parties subsequently settled the claim and the action was dismissed with prejudice on October 19, 2006.
                                     19

     In April, 2006, the former employee also filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee had been subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge. On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint sought back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14,2006. The parties subsequently settled the case at mediation on July 16, 2007. On August 13, 2007, the parties filed a stipulation of dismissal with prejudice in the action.

     Anton Investments, Inc. and Conway Associates, Inc. have litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters.

     The Company does not believe that the dollar amount of possible damages with respect to the immediately preceding paragraph regarding the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries. It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

     Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on June 25, 2007, the shareholders of the Company elected Ms. Karen Wright as a director of the Company to serve for a three-year term until the Company's annual meeting of shareholders for 2009 and until her successor is duly elected and qualified. The following table shows the results of the voting:


                                                                     Broker
                Votes for  Votes against   Abstentions   Withheld   Non-Votes
                ---------  -------------   -----------   --------   ---------
Karen Wright    5,030,255         -               -        35,677       -

Each of the following persons' terms as directors continued after the meeting:
Robert Landis, Don Lewis, Kenneth Nyer, James Schweiger and Gerald Weston.

                                     20
The Audit Committee's designation of Sweeney, Gates & Co. as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2007 was ratified by the shareholders. The tabulation of votes on this matter was as follows: 5,061,922 votes for, 2,610 votes against, 1,400 abstentions, no votes withheld, and no broker non-votes for this item.

Further, at the annual meeting of shareholders, the shareholders authorized the transaction of any other lawful business that may properly come before the Annual Meeting of shareholders.

                                    PART II
                                    -------

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
-------------------------------------------------------------------------------

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

     As of September 27, 2007, there were approximately 1,400 holders of our shares of common stock. The high and low bid prices for our common shares for the calendar quarterly periods are as follows:

                         2007            2006           2005
                         ----            ----           ----
                      Closing Bids    Closing Bids    Closing Bids
                      High    Low     High    Low     High    Low
                      ----    ---     ----    ---     ----    ---
First Quarter        $2.34   $2.01   $2.91   $2.59   $3.39   $2.19
Second Quarter        2.29    1.77    3.00    2.25    3.41    2.08
Third Quarter            -       -    3.24    2.45    3.29    2.66
Fourth Quarter           -       -    2.64    2.10    3.13    2.56

    Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions. Our shares are traded sporadically, which may affect the prices.

     Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.







                                     21
Stock Performance Graph
-----------------------

     The following stock Performance Graph shows changes over the past five year period in the value assuming that $100 was invested in the Company, the Hemscott Stock Index and the Peer Group Stock Index on July 1, 2002. The
Peer Group Stock Index represents pharmacies and medical supply companies which are as follows: Abatix Corp., Chindex International, CVS Corp., E Com Ventures, Inc., Encision, Inc., Henry Schein, Inc., Longs Drug Stores, Inc., Lumenis, Ltd, Molecular Imaging Corp., Novoste Corp., Omnicare, Inc., Ownens & Minor, Inc., Patterson Companies, Inc., Petmed Express, Pricesmart, Inc., Pro-Dex, Inc. Co., PSS World Medical, Inc., Pure Bioscience, Rite Aid Corp., Viasys Healthcare, Inc., Walgreen, Co., and Zila, Inc. Information on prices at which the Company's common stock traded prior to that date is not readily available. The Stock Performance Graph further assumes all dividends were reinvested. However, the Company has never paid any dividends.

              COMPARE CUMULATIVE TOTAL RETURN AMONG NYER MEDICAL
             GROUP, INC., HEMSCOTT INDEX AND PEER GROUP INDEX

     200  ----------------------------------------------------------

                                                             h
     175  ----------------------------------------------------------

                                      n                      p
     150  ----------------------------------------------------------
                                      p,h        n,p,h

     125  ----------------------------------------------------------
                            h
D                           n,p
O               h
L    100 x----------------------------------------------------------
L               p                                            n
A
R     75  ----------------------------------------------------------
S
                n
      50  ----------------------------------------------------------


       0  -----------------------------------------------------------
     2002(x)    2003        2004       2005        2006      2007
                              YEAR
NYER MEDICAL GROUP, INC. (n)
PEER GROUP INDEX         (p)
HEMSCOTT INDEX           (h)
Assumes $100 invested on July 1, 2002. Assumes dividend reinvested. Fiscal year ending June 30, 2007.

                          2002(x) 2003    2004    2005    2006    2007
                          ----    ----    ----    ----    ----    ----
NYER MEDICAL GROUP, INC. 100.00   62.63  118.69  163.64  144.44   95.45
PEER GROUP INDEX         100.00   87.02  113.59  143.76  144.71  153.24
HEMSCOTT INDEX           100.00  101.95  123.51  134.29  148.87  178.83
                                     22


Issuer Purchases of Equity Securities

      The foregoing equity repurchases by the Company during the fiscal quarter ended June 30, 2007 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                        (c) Total Number
                                            of Shares     (d)Maximum Number
                                            Purchased      (or) Approximate
                                            as Part of     Dollar Value)
               (a) Total                    Publicly       of Shares that
Number     (b) Average     Announced      Purchased Under  May Yet Be For the
Period          of Shares     Price Paid    Plans or       the Plans or
Ended(2007)     Purchased     Per Share     Programs       Programs (shares)
-----------     ---------    -----------    -----------    ----------------
April 1-April 30   0               $ -                0         148,000
May 1-May 31       0               $ -                0         148,000
June 1-June 30     0               $ -                0         148,000
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





















ITEM 6.  Selected Financial Data

                       Selected Financial Data
                      2007         2006         2005         2004         2003
                      ----         ----         ----         ----         ----
Summary of Operations:
---------------------
 Revenues       $69,908,210  $63,596,975  $61,184,025  $61,687,258  $56,972,494
 Gross profit(1) 17,077,423   14,883,675   13,730,951   13,336,329   12,455,401
 Operating income
  from continuing
  operations        430,503      628,339      592,400      224,619    1,001,934
 Income (loss)
  from continuing
  operations         86,446      858,399      184,066      (54,626)     746,440
 Income (loss)
  from
  discontinued
  operations              -            -       39,573     (370,594)    (247 303)
 Net income (loss)
                $    86,446  $   858,399  $   223,639  $  (425,220) $   499,137

Per Share Data (basic and diluted):
--------------
Basic net earnings
  (loss) per
  weighted average
  of common shares
  from continuing
  operations        $ .02       $ .22        $ .05        $(.01)       $ .20
Basic net earnings
  (loss) per
  weighted average  of common shares
  from discontinued
  operations            -           -          .01         (.10)        (.07)
                    -----       -----        -----        -----        -----
Basic net earnings
  (loss) per
  weighted average
  of common shares  $ .02       $ .22        $ .06        $(.11)       $ .13
                    =====       =====        =====        =====        =====
Diluted net earnings
  (loss) per
  weighted average
  of common shares
  from continuing
  operations        $ .02       $ .20        $ .05        $(.01)       $ .20
Diluted net earnings
  (loss) per
  weighted average
  of common shares
  from discontinued
  operations            -           -          .01         (.10)        (.07)
                    -----       -----        -----        -----        -----
Basic net earnings
  (loss) per
  weighted average
  of common shares  $ .02       $ .20        $ .06        $(.11)       $ .13
                    =====       =====        =====        =====        =====
                                     24

ITEM 6.  Selected Financial Data, continued

                   2007         2006         2005         2004         2003
                   ----         ----         ----         ----         ----
Year-End Position:
-----------------
 Total assets  $16,240,556  $15,465,510  $14,354,187  $13,852,934  $14,300,445
 Net working
  capital        7,973,150    7,569,288    7,161,349    6,516,126    6,882,879
 Long-term debt
 (excluding
  current
  portion)         113,958      291,739       95,010      210,119      418,425
 Minority
  interest       1,827,861    1,648,029    1,548,369    1,432,576    1,232,404
 Shareholders'
  equity        $ 8,464,313  $ 8,328,938  $ 7,443,873  $ 6,891,743  $ 7,316,962

1 Only sales and cost of sales were included in the gross profit calculation. Dispensing fees were not included in this calculation since the fees have no estimatable cost of sales. Fiscal year 2004 did not have dispensing fees.

No cash dividends have been declared in the periods presented.
























ITEM 7. Management's Discussion And Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

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

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended June 30, 2007 and 2006 and for the years ended June 30, 2006 as compared June 30, 2005 and should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report.

     We had two business segments for the years ended June 30, 2007, 2006 and 2005: (1) pharmacy chain ("pharmacies") and (2) wholesale and retail sales of medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyzes results based on products or services offered for sale.


Year Ended June 30, 2007 Compared to June 30, 2006.
--------------------------------------------------

NET REVENUES. Total revenues for the twelve months ended June 30, 2007 increased by 9.9% from June 30, 2006 to $69,908,210 from $63,596,975 in 2006.

     The following table shows revenues by business segment for the years ended June 30, 2007 and 2006:

Business Segment                      2007            2006    % Increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $64,564,535     $56,422,211     14.4
Medical                            5,343,675       7,174,764    (25.5)
                                 -----------     -----------
Total for business segments      $69,908,210     $63,596,975      9.9
                                 ===========     ===========
    The pharmacies segment's revenues increased $8,142,324 to $64,564,535 or 14.4% for the year ended June 30, 2007 as compared to $56,422,211 for the year ended June 30, 2006 due both to increased prescription sales revenue and dispensing fees. The pharmacies revenues (excluding dispensing fees) increased $7,618,700 to $62,294,837 or 13.9% for the year ended June 30, 2007 as compared to $54,676,137 for the year ended June 30, 2006. A full year of revenues for a location acquired in April 2006 which accounted for an increase of $3,711,375 to $4,530,822. Revenues for the Waltham location increased approximately $412,400 or 45.8% to $1,411,250 as compared to $900,000 for the year ended June 30, 2006 as the facility continues filling vacancies. The remainder of the increase isdue to growth of the federal Medicare Part D drug benefit and the aging of
                                     26
the American population resulting in increased drug utilization. Dispensing fees revenue increased $523,624 to $2,269,698 or 30% for the year ended June 30, 2007 as compared to $1,746,074 for the year ended June 30, 2006. Dispensing fees revenue is recognized from contracts with federally qualified health centers (FQHC). The pharmacies manage three pharmacies owned by federally qualified health centers.

    The pharmacies also have contracts to provide pharmacy services to patients of five other federally qualified health centers. The pharmacies maintain a segregated inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. They recognize dispensing fees when a prescription is dispensed from the segregated inventory owned by the FQHC.

     The medical segment's sales decreased $1,831,089 to $5,343,675 or 25.5% in 2007 as compared to $7,174,764 for the year June 30, 2006. Internet sales decreased by approximately $848,860 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales and less than expected government sales. The medical segment's top salesman left to work for a competitor in January 2007 which resulted in a loss of approximately $850,000. The remaining decrease of approximately $132,000 was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers and able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices.

GROSS PROFIT MARGINS.  Overall gross profit margins were 21.9% in 2007 as
compared to 21.2% in 2006.   Dispensing fees were not included in the
calculation as no cost of sales are estimatable for dispensing fees.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2007 and 2006:

Business Segment                      2007       2006    % Increase
----------------                      ----       ----     (decrease)
                                                          ---------
Pharmacies                            21.3       19.9        1.40
Medical                               28.8       31.3       (2.50)

     The pharmacies segment's gross profit margins increased 1.40% to 21.3% for the year ended June 30, 2007 as compared to 19.9% for the year ended June 30, 2006. This increase helped offset lower insurance reimbursements.

     The medical segment's gross profit margins decreased 2.50% to 28.8% for the year ended June 30, 2007 as compared to 31.3% for the year ended June 30, 2006. This was the result of lower sales prices as an incentive to retain customers that a former salesman attempted to convert to his new employer.








SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses ("S,G&A") increased 17.1% in 2007 to $16,089,228 as compared to $13,741,623 in 2006.

     The following table shows the breakdown by business segment for the years ended June 30, 2007 and 2006:

Business Segment                      2007            2006    % Increase
----------------                      ----            ----    (decrease)
                                                              ----------
Pharmacies                       $13,466,044     $11,252,468     19.7
Medical                            1,661,724       1,940,700    (14.4)
Corporate                            961,460         548,455     75.3
                                 -----------     -----------
                                 $16,089,228     $13,741,623
                                 ===========     ===========
     The pharmacies' S,G&A expenses increased $2,213,576 to $13,466,044 or 19.7% for the year ended June 30, 2007 as compared to $13,466,044 for the year ended June 30, 2006. The main reasons for the increases; a full year of operations for a pharmacy opened in April 2006, a pharmacy opened in January 2007, a pharmacy opened in April 2007, short supply of pharmacists and pharmacy technicians, and costs associated with increased revenues. Increased labor costs of approximately $1,591,300, mainly due the first full year of labor costs for a pharmacy opened in April 2006 of approximately $400,000, approximately $380,000 due to the short supply of pharmacists and pharmacy technicians, labor costs of $175,350 associated with two new pharmacies, with the balance of the increase due to increased revenues. The balance was composed of rent expense of $143,775, equipment rental of $128,935, legal expense of $120,125 (primarily due to litigation expense), advertising expense of $100,980, store supplies of $60,575, utilities of $34,080, and software support expense of $28,190. The increases were partially offset by a reduction in LIFO expense of $168,615.

     The medical segment's S,G&A expenses decreased $278,976 or 14.4% to $1,661,724 for the year June 30, 2007 as compared to $1,940,700 for the year June 30, 2006. The decrease was due to a combination of the following: a reduction in sales related expenses of $213,994, warehouse and delivery expense of $19,355, in shipping charges of $28,920 and reduced bulk inventory storage costs and expenses of $25,888.

     The Corporate segment's overhead increased by $413,005 or 75.3% to $961,460 for the year June 30, 2007 as compared to $548,455 for the year June 30, 2006 due to a combination of the following: an increase in fees paid to the minority shareholders for an extension of $291,640 (for additional information see note 3, restricted assets and uncertainties), write off of a note receivable of $51,321, increased legal fees of approximately $23,000, investment banker expense of $26,116, increased board and audit committee expenses of $11,970, an increase in annual meeting expenses of $10,340, an increase in Nasdaq
Stock Market listing fees of $10,000 and interest expense of $3,145. These increases were partially offset by a combination of the following reductions: personnel costs of $24,925 and audit expense of $12,630.





Discontinued operations.
-----------------------

     Discontinued operations consist of wholesale and retail sale of equipment and supplies to emergency medical services, fire departments and police departments (fire and police segment).

     During fiscal 2004, the Company evaluated the declining sales and continuing losses for this segment and closed all locations.

INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2007 and 2006.

Business Segment                      2007          2006   % increase
----------------                      ----          ----     (decrease)
                                                             --------
Pharmacies                       $   622,000   $   390,050     69.7
Medical                              (54,800)       69,300   (179.1)
Corporate                           (327,670)     (705,530)    53.6
                                 -----------   -----------
                                 $   239,530   $  (246,180)
                                 ============  ============
     In fiscal 2007, the Company disposed of obsolete inventory of $200,000 from discontinued operations which had been written off for financial purposes in prior years and had not been written of for taxes due to the Company still holding the inventory. Due to the uncertainty of when the deferred tax assets relating to the timing difference would be realized, the tax asset of $68,000 was fully reserved.

     In 2007, the Company disposed of the inventory and will be able to utilize the tax benefit from the write-off. Therefore, the valuation allowance was adjusted by the full amount of $68,000.

Year Ended June 30, 2006 Compared to June 30, 2005.
--------------------------------------------------

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
                                 ===========     ===========
    The pharmacies segment's revenues increased $3,529,058 to $56,422,211 or 6.7% for the year ended June 30, 2006 as compared to $52,893,153 for the year ended June 30, 2005 due to increased prescription sales revenue and increased dispensing fees. The pharmacies revenues (excluding dispensing fees) increased
                                     29

$2,558,371 to $54,676,137 (5%) for the year ended June 30, 2006 as compared to $52,117,765 for the year ended June 30, 2005. The pharmacies acquired a pharmacy in April 2006, which increased revenues by $820,000. The location in Waltham had an increase of approximately $530,000 to $900,000 as compared to $370,000 for the year ended June 30, 2005 as the facility continues filling vacancies to physicians, etc. The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization. Dispensing fees revenue increased $970,687 to $1,746,074 (80%) for the year ended June 30, 2006 as compared to $775,388 for the year ended June 30, 2005.

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

     The medical segment's sales decreased $1,116,108 to $7,714,764 (13.5%) in 2006 as compared to $8,290,872 for the year June 30, 2005. Internet sales decreased by approximately $600,000 due to lower equipment sales as the Company has increased prices for equipment eliminating unprofitable sales. Over $400,000 was due to the closure of the Nevada location in July 2005. The remaining decrease of approximately $116,000 was due to the medical segment continuing to be pressured by regional and national buying groups able to command larger discounts from manufacturers and able to offer on-line purchasing, inventory controls as well as larger competitors who offer lower prices.

GROSS PROFIT MARGINS. Overall gross profit margins were 21.2% in 2006 as compared 21.4% in 2005. Dispensing fees were not included in the calculation as no cost of sales are associated with dispensing fees.

     The following is a table of gross profit margin percentages by business segment for the years ended June 30, 2006 and 2005:
                                                         %(Decrease)
Business Segment                      2006       2005     increase
----------------                      ----       ----    -----------
Pharmacies                            19.9       20.2        (.30)
Medical                               31.3       29.6        5.70

     The pharmacies segment's gross profit margins decreased .30% to 19.9% for the year ended June 30, 2006 as compared to 20.2% for the year ended June 30, 2005. The decrease was due to lower insurance reimbursements which were partially offset by increased sales and larger discounts from their suppliers due to our purchasing volume.

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

       During fiscal 2004, the Company evaluated the declining sales and continuing losses for this segment and closed all locations.


INCOME TAXES. The following table shows income taxes by segment for the years ended June 30, 2006 and 2005.

Business Segment                      2006            2005  %(decrease)
----------------                      -----           ----    increase
                                                             --------
Pharmacies                       $   390,050   $   448,848    (13.1)
Medical                               69,300       (11,600)   497.4
Discontinued operations                    -        17,970   (100.0)
Corporate                           (705,530)     (119,678)  (489.5)
                                 -----------   -----------
                                 $  (246,180)  $   335,540
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

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange Agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W. The Board of Directors of D.A.W. is comprised of five members, two designated by the minority shareholders ("Shareholders"), two designated by the Company and a fifth director not affiliated with the Shareholders or the Company. The fifth seat on the board is vacant.

     As part of an associated shareholders' agreement, the Company and the Shareholders will not vote any of their shares in favor of, or consent to any merger of D.A.W. with another entity or any sale of all or substantially all of the assets of D.A.W. unless 80% of the D.A.W.'s Board of Directors vote in favor of the transaction.

     The associated shareholders' agreement and a related agreement also provide for a specific management fee (the "Management Fee") of $10,000 per month, to be paid by D.A.W. to the Company and for the Shareholders' management of manage the day-to-day operations of the pharmacy subsidiaries of the Company, which has included cash management.

     Four of the Shareholders of D.A.W. (and the husband of another Shareholder) have employment agreements which expired in August 2006 (which agreements were replaced by oral, "at will" agreements, described herein at Item 11 ("Executive Compensation")). When the agreements expired, the Shareholders had the right to require the Company to purchase all or any portion of their shares of D.A.W. and the other subsidiary of the Company held by these persons.

     In August 2006, the Company entered into a forbearance agreement with the Shareholders which stated/accomplished the following:

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

     The Company agrees to pay $16,665 per month in total to certain Shareholders from the first business day of August 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per month from and after December 16, 2006 until the closing of the Purchase.

     D.A.W. agrees to advance to the Company the amounts necessary to make the monthly payments, which amounts will be repaid by the Company to D.A.W. (with interest at the applicable federal rate) (collectively, the "Monthly Payment Amounts"), upon the earlier of (i) the closing of the Purchase, and
(ii) July 15, 2007.

     The Company pledges 2.5% of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above.

     The parties to the forbearance agreement agreed that the fair market value of the Put Shares is $4 million (the "Amount").

     The arbitration clause of the forbearance agreement was deleted in its entirety and replaced with a provision agreeing to jurisdiction and venue in the Business Litigation Session of the Superior Court for the Commonwealth of Massachusetts.

    The Purchase has not occurred, the Amount has not been paid by the Company to the Minority Shareholders and the Monthly Payment Amounts have not been repaid by the Company to D.A.W. On July 15, 2007, Mark Dumouchel, as representative of the Minority Shareholders, signed the following statement:

     "As the representative of the minority shareholders (the "Minority Shareholders") of D.A.W., Inc. ("DAW") and F.M.T. Franchise Co., Inc. ("FMT"), I, Mark Dumouchel, hereby state that the Minority Shareholders do not presently intend to (a) take any action with respect to any provisions of either the Shareholders' Agreement, dated as of August 5, 1996, by and among the Minority Shareholders, DAW, FMT and Nyer Medical Group, Inc. or the Agreement, dated as of August 9, 2006, by and among the same parties or (b) enforce any remedies available to them under either of such agreements. These statements represent the Minority Shareholders' intentions as of the date hereof only and no assurance can be given that such intentions will not change in the future, whether or not there occurs any change of circumstances."
                                     33
     On September 19, 2007, the Company received a notice (the "Notice") from counsel to D.A.W. The Notice states that the Company has failed to pay timely its debt obligation owed to D.A.W. in the amount of at least $419,000 (the "Debt") pursuant to the forbearance agreement, and that unless payment is immediately received, D.A.W. will pursue all legal remedies as it may choose.

     Further, the Notice also stated that as a result of the Company's failure to pay timely the Debt, D.A.W. has immediately ceased any payments to Nyer under a certain Management Agreement or otherwise (the "Payments"). The Payments are crucial to the Company in helping the Company to meet its day-to-day operational /financial needs. If the Payments do not resume in the near future, the Company and its shareholders may suffer in a materially adverse manner. The Company is in contact with the Minority Shareholders and is involved in ongoing discussions attempting to remedy the situation which exists, although the Company does not have a specific plan to resolve the relevant issues.

     If the amounts owing to each of D.A.W. and the Shareholders described above cannot be raised and/or if some other acceptable arrangement cannot be negotiated, then D.A.W. and the Shareholders may enforce their rights with respect to the payment of such amounts. Although the Company is involved in ongoing discussions to satisfy D.A.W. and the Shareholders, at this time, the Company does not have a specific plan to satisfy such parties, and D.A.W. and the Shareholders may then seek to enforce their rights in a manner which would be materially adverse to the Company and its shareholders if the outstanding issues are not resolved.

     The Company and four of the Shareholders (and the husband of another Shareholder) are also presently attempting to negotiate employment agreements agreeable to all parties.

     There is no assurance that the Company will be able to successfully negotiate such employment agreements. If not, and/or issues surrounding payments due to D.A.W. and the Shareholders are not resolved, certain of the Shareholders could seek employment elsewhere and this would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an entirely new management team, which could be extremely difficult to do, therefore leaving the Company with no way in which to manage the significant revenue producing subsidiary of the Company.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities was $732,978 for the year ended June 30, 2007 as compared to net cash used in of $203,424 for the year ended June 30, 2006 and net cash provided by $1,124,714 for the year ended June 30, 2005. The primary use of cash for the year June 30, 2007 was to fund two start up pharmacies and operations and for the year June 30, 2006 was to fund an acquisition and operations. Additionally, cash was used in all three years to fund operations for the medical and corporate operations.

     The net cash investing activities was $308,256 for the year June 30, 2007 as compared to $815,415 for the year ended June 30, 2006 and $409,989 for the year ended June 30, 2005. The net cash used of $308,256 for the year ended June 30, 2007 was for the purchase of property, plant and equipment, $815,415 for the year ended June 30, 2006 was mainly due to an acquisition of a pharmacy and the purchase of property, plant and equipment and $409,989 for the year ended June 30, 2005 was to purchase of property, plant and equipment.
                                     34

     Net cash used in financing activities of $66,760 for the year June 30, 2007 was repayment of long-term debt of $191,760 and proceeds received from a line of credit of $125,000. Net cash used in financing activities of $162,488 for the year June 30, 2006 was mainly due to repayment of long-term debt. Net cash provided by financing activities of $120,125 for the year ended June 30, 2005 was proceeds from the issuance of common stock, offset by repayments of long- term debt.

     Our primary source of liquidity is cash provided from operations. Our principal uses of cash are: operations, acquisitions, capital expenditures and repayment of debt.

Cash - At June 30, 2007, we had $1,172,081 in cash as compared to approximately $814,000 in cash at June 30, 2006. The approximate cash balances of the Company and subsidiaries were as follows: pharmacies - $1,124,081, medical - $36,400 and the Company - $11,600. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan.

Line of credit - In October 2004, the Company's medical segment obtained a $300,000 line of credit which is collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established for this purpose. The interest rate for the line of credit is the Wall Street Journal Prime Rate. Repayment of the line of credit is in monthly payments of interests only, with the principal being due at maturity, unless renewed. The line of credit expires November 30, 2007. The Company intends to renew the line of credit. As of the date of this report, the Company has drawn $265,000 on the line of credit.

Accounts receivable - At June 30, 2007, we had net accounts receivable of approximately $5.18 million as compared to approximately $5.24 million at June 30, 2006.

Accounts receivable decreased due to decreased revenues in the medical segment.

Debt - At June 30, 2007, debt was $290,707 as compared to $482,467 at June 30, 2006. Debt decreased due to pay downs on existing debt. in April 2006, debt increased $410,249 due to a pharmacy acquisition. The note is payable in 36 monthly installments at 6% annual interest.

Private Placement
--------------

     In April, 2005, we entered into definitive agreements for the private placement sale of common shares and warrants to two institutional investors for initial gross proceeds of $400,000. The net proceeds were $328,472 after expenses. The placement closed on April 15, 2005.

     Pursuant to the Securities Purchase Agreement, we sold 193,237 shares of our common stock at a price of $2.07 per share. We also granted to the
                                     35

investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share. We filed a registration statement on November 3, 2005, with the Securities and Exchange Commission to permit resales of the common stock by the investors, including the common stock issuable upon exercise of the warrants. The Company incurred costs of $19,432. The exercise price of the warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the warrants.

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

     Goodwill impairment: In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our tests during the fourth quarter of fiscal 2007 and 2006 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our companies. Inherent in such fair value

                                     36

determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

     Income taxes: We have significant deferred tax assets. We regularly review deferred tax assets for recoverability considering our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We will establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. Significant judgment is required in making these assessments.

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

     In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 was effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of adoption of FIN 48 will have on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on July 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the
                                     37
fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 on July 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.

Cash. Our cash is in checking accounts. Since these accounts are non-interest bearing, there are no risks to us for fluctuating interest rates.
Debt: Our debt is not subject to market risk and fluctuations because all of the debt has fixed maturity dates and fixed interest rates. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at June 30, 2007, 2006 and 2005.












































                                     38







ITEM 8: Financial Statements and Supplementary Data

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                              Table of Contents


                                                             Page(s)
                                                             -------
  Report of Independent Registered Public Accounting Firm      F 1

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2007 and
    June 30, 2006                                              F 2

  Consolidated Statements of Operations for the years
    ended June 30, 2007, 2006 and 2005                         F 4
  Consolidated Statements of Changes in Shareholders'
    Equity for the years ended June 30, 2007, 2006
    and 2005                                                   F 6

  Consolidated Statements of Cash Flows for the years
    ended June 30, 2007, 2006 and 2005                         F 7
  Notes to Consolidated Financial Statements                   F 9

  Schedule I Condensed Financial Statements of the Parent      F 29

  Schedule II Valuation and Qualifying Accounts and Reserves   F 32

























                                     39

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      -------------------------------------------------------
The Board of Directors
Nyer Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The Accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant uncertainties as to its ability to finance the purchase of the remaining 20% of the Pharmacy segment, execute acceptable employment agreements with the Pharmacy management, and to successfully manage the operations of the Pharmacy segment. Additionally, the Company has not repaid its debt of at least $419,000 to its 80% owned subsidiary which may result in legal actions against the Parent. The Parent and its wholly-owned companies in the Medical segment have sustained continuing significant losses, declining sales and have utilized a significant portion of its line of credit. This raises significant doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period June 30, 2007, in conformity with generally accepted accounting principals in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financials Accounting Standards No. 123R, "Share Based Payments", on July 1, 2005, based on the modified retrospective method.

Our audits referred to above include audits of the financial statement schedules listed under Item 15(a) (2) of the Form 10K report of Nyer Medical Group, Inc. for each of the years in the three-year period ended June 30, 2007. In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.
                                                Sweeney, Gates & Co.
Fort Lauderdale, Florida
September 21, 2007                  F-1
                                    40
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2007 and 2006

                                     ASSETS
                                     ------
                                           2007               2006
                                           ----               ----
Current assets:
  Cash                                  $ 1,172,081        $   814,119
  Accounts receivable, less
   allowance for doubtful
   accounts of $85,000 and
  $143,000, respectively                  5,180,693          5,244,779
  Inventories, net                        6,830,589          6,153,597
  Prepaid expenses and other
   current assets                           260,211            256,877
  Refundable income taxes                    84,000             42,720
  Current portion of deferred
   tax asset                                248,000            238,000
                                        -----------        -----------
      Total current assets               13,775,574         12,750,092
                                        -----------        -----------
Property, plant and equipment,
 net of accumulated depreciation          1,413,300          1,490,999
                                        -----------        -----------
Goodwill, net                               104,463            104,463
Other intangible assets, net                570,219            690,635
Long-term portion of deferred
  tax asset                                 377,000            378,000
Other assets                                      -             51,321
                                        -----------        -----------
                                          1,051,682          1,224,419
                                        -----------        -----------
      Total assets                      $16,240,556        $15,465,510
                                        ===========        ===========













              The accompanying notes are an integral part of the consolidated financial statements.

                                        F-2
                                     41
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2007 and 2006

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2007            2006
                                              ----            ----
Current liabilities:
  Line of credit                        $   125,000        $         -
  Current portion of long-
   term debt                                176,749            190,728
  Accounts payable                        4,037,493          3,753,218
  Accrued payroll and related
   taxes                                    751,912            592,558
  Accrued expenses and other
   liabilities                              345,197            210,672
  Income taxes payable                       67,445            135,000
  Liabilities to be disposed of from
   discontinued operations                  298,628            298,628
                                        -----------        -----------
      Total current liabilities           5,802,424          5,180,804
                                        -----------        -----------
Long-term debt, net of current
   portion                                  113,958            291,739
                                        -----------        -----------
Deferred tax liabilities                     32,000             16,000
                                        -----------        -----------
Minority interest                         1,827,861          1,648,029
                                        -----------        -----------
Commitments

Shareholders' equity:
  Preferred stock                                 3                  3
  Common stock                                  398                398
  Additional paid-in capital             18,096,037         18,047,108
  Accumulated deficit                    (9,632,125)        (9,718,571)
                                         -----------         ----------
      Total shareholders'
       equity                             8,464,313          8,328,938
                                        -----------        -----------
      Total liabilities and
       shareholders' equity             $16,240,556        $15,465,510
                                        ===========        ===========








              The accompanying notes are an integral part of the consolidated financial statements.

                                        F-3
                                     42

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 2007, 2006 and 2005

                                           2007          2006          2005
                                           ----          ----          ----
Revenues:
  Sales                                $67,638,512   $61,850,901   $60,408,637
  Dispensing fees                        2,269,698     1,746,074       775,388
                                       -----------   -----------   -----------
      Total revenues                    69,908,210    63,596,975    61,184,025

Cost and expenses:
 Cost of sales                            52,830,787  48,713,300    47,453,074
  Selling, general and
    administrative expenses             16,089,228    13,741,623    12,590,875
  Depreciation and amortization            557,692       513,713       547,676
                                       -----------   -----------   -----------
      Total costs and expenses          69,477,707    62,968,636    60,591,625
                                       -----------   -----------   -----------
  Operating income                         430,503       628,339       592,400

Other income (expense):
  Interest income                           19,336        21,505        52,594
  Interest expense                         (26,043)      (12,829)      (20,079)
  Other                                     82,012        74,864        (7,486)
                                       -----------   -----------   -----------
       Total other income                   75,305        83,540        25,029
                                       -----------   -----------   -----------
Income from continuing operations
  before income taxes and minority
  interest                                 505,808       711,879       617,429

(Provision) benefit for income taxes      (239,530)      246,180      (317,570)

Minority interest expense, net of
  income taxes expense                    (179,832)      (99,660)     (115,793)
                                       -----------   -----------   -----------
Income (loss) from continuing
  operations                                86,446       858,399       184,066
                                       -----------   -----------   -----------
Discontinued operations:
  Loss from operations of
  discontinued operations                        -             -             -
Gain (loss) on disposal, net of
  $17,970 income taxes in 2005                   -             -        39,573
Net gain (loss) from                   -----------   -----------   -----------
   discontinued operations                       -             -        39,573
                                       -----------   -----------   -----------
Net income (loss)                      $    86,446   $   858,399   $   223,639
                                       ===========   ===========   ===========
continued

              The accompanying notes are an integral part of the consolidated financial statements.
                                        F-4
                                     43

               NYER MEDICAL GROUP,INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2007, 2006 and 2005,
                                   continued

                                           2007          2006        2005
                                           ----          ----        ----
Basic earnings (loss) per share:
  Continuing operations                    $   .02      $   .22      $   .05
  Discontinued operations                        -            -          .01
                                           -------      -------      -------
  Basic earnings (loss) per share:         $   .02      $   .22      $   .06
                                           =======      =======      =======

Diluted earnings (loss) per share:
  Continuing operations                    $   .02      $   .20      $   .05
  Discontinued operations                        -            -          .01
                                           -------      -------      -------
  Diluted earnings (loss) per share:       $   .02      $   .20      $   .06
                                           =======      =======      =======
Weighted average common shares
   outstanding, basic                    3,978,199    3,978,199    3,825,727
                                         =========    =========    =========
Weighted average common shares
   outstanding, diluted                  4,220,224    4,318,787    4,024,795
                                         =========    =========    =========

























              The accompanying notes are an integral part of the consolidated financial statements.
                                        F-5

                                       44
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED JUNE 30, 2007, 2006 and 2005

                      Class A           Class B
                  Preferred Stock   Preferred Stock      Common Stock
                 Shares    Amount   Shares   Amount     Shares     Amount
                 ------    ------   ------   ------     ------     ------
Balance,
  June 30, 2004    2,000      $ 2     1,000      $ 1    3,784,962      379
  Issuance of
   common
   stock               -        -         -        -      193,237       19
     Net income        -        -         -        -            -        -
                   -----      ---     -----      ---    ---------      ---
Balance,
  June 30, 2005    2,000        2     1,000        1    3,978,199      398
  Costs in         -----      ---     -----      ---    ---------      ---
   connection
   with 2005
   common stock
   issuance            -        -         -        -            -        -
Stock-based
   compensation        -        -         -        -            -        -
     Net income        -        -         -        -            -        -
                   -----      ---     -----      ---    ---------     ----
Balance,
  June 30, 2006    2,000        2     1,000        1    3,978,199      398
Stock-based
   compensation        -        -         -        -            -        -
     Net income        -        -         -        -            -        -
                   -----      ---     -----     ----    ---------     ----
Balance,
  June 30, 2007    2,000      $ 2     1,000      $ 1    3,978,199     $398
                   =====      ===     =====      ===    =========     ====





       The accompanying notes are an integral part of the consolidated financial statements.
                                   F-6/1













                                     45
                   NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 2007, 2006 and 2005 continued


                 Additional                     Total
                 Paid-in         Accumulated    Shareholders'
                 Capital         Deficit        Equity

Balance,
  June 30, 2004  $17,691,970     $(10,800,609)   $ 6,891,743
  Issuance of
   common
   stock             328,472                -        328 491
     Net income            -          223,639        223,639
                 -----------     ------------   ------------
Balance,
  June 30, 2005   18,020,442      (10,576 970)     7,443,873
                 -----------     ------------   ------------
 Costs in
   connection
   with 2005
   common stock
   issuance          (19,432)               -        (19,432)
  Stock-based
   compensation       46,098                -         46,098
     Net income            -          858,399        858,399
                 -----------     ------------   ------------
Balance,
  June 30, 2006   18,047,108       (9,718,571)     8,328,938
Stock-based
   compensation       48,929                -         48,929
     Net income            -           86,446         86,446
                 -----------     ------------   ------------
Balance,
  June 30, 2007  $18,096,037     $ (9,632,125)  $  8,464,313
                 ===========     ============   ============
       The accompanying notes are an integral part of the consolidated financial statements.

                                 F-6/2














                                     46
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED JUNE 30, 2007, 2006 and 2005
                                               2007          2006        2005
                                               ----          ----        ----
Cash flows from operating activities:                                 (revised)

  Income from continuing operations      $    86,446  $   858,399   $   184,066
  Adjustments to reconcile income
   to net cash provided by (used in)
   operating activities from
   continuing operations:
  Depreciation                               437,276      424,315       447,136
  Amortization                               120,416       89,398       100,540
  Stock-based compensation expense            48,929       46,098             -
  (Gain) loss on disposal of property,
   plant, and equipment                            -       (9,814)        7,486
  Deferred income tax                          7,000     (600,000)      151,000
  Minority interest                          179,832       99,660       115,793
  Changes in working capital                (146,921)  (1,111,480)      118,693
                                         -----------  -----------   -----------
 Net cash flows provided by (used in)
  operating activities from continuing
  operations                                 732,978     (203,424)    1,124,714
                                         -----------  -----------   -----------
Cash flows from investing activities:
 Acquisition of pharmacy                           -     (400,000)            -
 Purchase of property, plant and
     equipment, net                         (308,256)    (415,415)     (409,989)
                                          ----------  -----------   -----------
 Net cash used in investing activities      (308,256)    (815,415)     (409,989)
                                          ----------  -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common
  stock                                            -            -       400,000
 Expenses in connection with issuance
  of common stock                                  -      (19,432)      (71,509)
 Proceeds from issuance of long-term
     debt                                          -            -        17,075
 Proceeds from line of credit                125,000
 Payments on long-term debt                 (191,760)    (143 056)     (225,441)
                                          ----------   ----------    ----------
 Net cash (used in) provided by
  financing activities                       (66,760)    (162,488)      120,125
                                          ----------   ----------    ----------
Net cash flows provided by (used in)
  discontinued activities                           -       1,541      (111,027)
                                          -----------  ----------    ----------
Net increase (decrease)                       357,962  (1,179,786)      723,823

Cash at beginning of year                     814,119   1,993,905     1,270,082
                                           ----------  ----------    ----------
Cash at end of year                        $1,172,081  $  814,119    $1,993,905
                                           ==========  ==========    ==========
The accompanying notes are an integral part of the consolidated financial
statements.                          continued
                                        F-7
                                     47
               NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                               2007          2006        2005
                                               ----          ----        ----
 Changes in working capital:
  Accounts receivable, net               $    64,086  $  (850,142)   $ (165,660)
  Inventories, net                          (676,992)     (85,193)      (83,605)
  Prepaid expenses and other current assets  (44,614)     (40,770)       90,552
  Accounts payable                           284,275     (206,957)      141,087
  Accrued payroll and related taxes          159,354       83,769        84,674
  Accrued expenses and other liabilities     134,525      (56,580)      (18,962)
  Income tax payable                         (67,555)      44,393        70,607
                                         ------------  ----------    ----------
      Net change                         $  (146,921) $(1,111,480)   $  118,693
                                         ===========  ===========    ==========
  Supplemental disclosures of cash flow information:

Cash paid during the year for:

  Interest                               $     25,883  $    12,498   $   20,573
                                         ============  ===========   ==========
  Income taxes                           $    367,693  $   377,019   $   87,000
                                         ============  ===========   ==========

Supplemental schedule of non-cash investing and financing activities:

The acquisition of a pharmacy in 2006 is summarized as follows:

  Inventory                                            $   310,249
  Property, plant and equipment                            168,500
  Prescription lists                                       331,500
  Long-term debt                                          (410,249)
                                                       -----------
      Cash paid for acquisition                        $   400,000
                                                       ===========












The accompanying notes are an integral part of the consolidated financial statements.
                                        F-8
                                     48
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business
    --------
     Nyer Medical Group, Inc. (Company or Nyer or Parent), a Florida corporation incorporated in 1991, is a holding company with operations in the following segments:

     Pharmacies. A chain of pharmacies, 80% owned by the Company which are located in the suburban Boston, Massachusetts area. The pharmacies account for 92% of the total consolidated revenues. Pharmaceutical revenues comprise 93% of the pharmacy segment's total revenues, while front-end revenues comprise 7%.

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

     The Company is controlled by Samuel Nyer.

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

    Inventories
    -----------
     Inventories consist primarily of pharmaceuticals, medical equipment and supplies. Pharmacy inventories are stated at the last-in, first-out method
(LIFO). The balance of the inventories are stated at the lower of cost (first-in, first-out method) or market. Reserves reduce the inventories to market value are based on current inventory levels and to historical usage for the various inventory types.


    Property, plant and equipment
    -----------------------------
     The cost of property, plant and equipment is depreciated over the estimated useful lives on the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or term of the leases.

                                     continued
                                        F-9
                                     49
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     No impairments were recognized in the years ended June 30, 2007, 2006 and 2005.

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

     The Company also recognizes sales from non-cash transactions wherein the pharmacy segment dispenses pharmaceuticals from its inventory provided to non-profit organizations through certain governmental programs treating needy patients. The Company receives a dispensing fee, a percentage of the costs of the medication and the replacement of the pharmaceuticals. The dispensing fee and the percentage of the prescription cost are recorded as sales. Replacement of the pharmaceuticals received are recorded at cost.

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

                                    continued
                                      F-10
                                     50

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------
    Revenue recognition, continued
    --------------------
     The Company's estimates of uncollectible amounts are based on its historical collection experience and current economic and credit conditions.

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

    Delivery, shipping and handling costs
    -------------------------------------
     The cost of delivery, shipping and handling to customers by the Company is classified as selling, general and administrative expenses. The cost of delivery expense was $851,090, $694,460 and $545,095 for the years ended June 30, 2007, 2006 and 2005, respectively. The cost of shipping and handling expenses, including payments to third parties, was approximately $167,490, $205,540 and $246,904 for the years ended June 30, 2007, 2006 and 2005, respectively.

    Advertising
    -----------
     Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, were approximately $717,000, $631,000 and $442,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

    New store openings
    ------------------
     Costs incurred prior to opening of a new location and costs associated with remodeling a location are charged against earnings as incurred as general and administrative expenses.

    Income taxes
    ------------
     The Company files a consolidated federal income tax return and utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company's current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing
                                     continued
                                        F-11
                                     51

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
  ------------------------------------------
    Income taxes, continued
    ------------
contracts or sales backlog that will result in future profits, etc. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

     The Company adopted SFAS No. 123R using the "modified prospective application" and therefore financial statements from periods ending prior to July 1, 2005 have not been restated. As a result of adopting SFAS No. 123R, the Company's income before income taxes and net income for the year ended June 30, 2007 was $48,929 and $32,293 lower than if it had continued to account for share-based compensation under APB No. 25. If the Company had not adopted SFAS No. 123R, basic earnings per share and diluted earnings per share for the year
ended June 30, 2007 would have increased $.01.   The Company's income before
income taxes and net income for the year ended June 30, 2006 was $46,098 and $30,425 lower than if it had continued to account for share-based compensation under APB No. 25. If the Company had not adopted SFAS No. 123R, basic earnings per share for the year ended June 30, 2006 would have remained unchanged and diluted earnings per share would have increased $.01.

     Had compensation cost for the Company's Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below for the year ended June 30:
                                   2005
                                   ----
   Net income:
     As reported                 $ 223,639
                                 =========
     Pro forma                   $ 204,911
                                 =========
   Basic income per share:
     As reported                 $     .06
                                 =========
     Pro forma                   $     .05
                                 =========
 Diluted income per share:
     As reported                 $     .06
                                 =========
     Pro forma                   $     .05
                                 =========

                                       continued
                                         F-12
                                     52
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------
    Stock based compensation, continued
  ------------------------
   The weighted average grant date fair market value for options granted was $1.75 for the year ended June 30, 2005.

     The fair value of stock options in the pro forma accounts for the year ended June 30, 2005 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                             2007     2006     2005
                             ----     ----     ----
   Risk-free interest        3.7%     3.7%     3.5%
   Dividend yield              0%       0%       0%
   Expected volatility       102%     104%     108%
   Expected life (years)       5        5        5

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

     In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 was effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of adoption of FIN 48 will have on the consolidated financial statements.

                                     continued
                                        F-13
                                     53

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies, continued
    ------------------------------------------
     Recent Accounting Pronouncements, continued
     --------------------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on July 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 on July 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

     Reclassifications
     -----------------
  Prior year information is reclassified whenever necessary to conform to current year's presentation.

     Revisions
     ---------
     The Company revised its consolidated statements of cash flows for the year ended June 30, 2005 to disclose separately the cash flows attributable to discontinued operations below net cash flows provided by (used in) financing activities. The Company previously reported these amounts in net cash flows provided by operating activities in its report on Form 10-K for the year ended June 30, 2005.

3.  Going Concern and Management's Plan
    -----------------------------------
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant uncertainties as to its ability to finance the purchase of the remaining 20% of the Pharmacy segment, execute acceptable employment agreements with the Pharmacy management, and successfully manage the operations of the Pharmacy segment. Additionally, the Company has not repaid its debt of at least $419,000 to its 80% owned subsidiary which may result in legal actions against the Parent. The Parent and its wholly owned companies in the Medical segment have sustained continuing significant losses, declining sales and have utilized significant portions of its line of credit. The 80% owned subsidiary has declined to upstream funds and subsequent to year end, has ceased any payments to the parent for management fees. This raises significant doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to obtain financing to purchase the remaining 20% of the Pharmacy segment and repay the $419,000 debt to its 80% owned subsidiary and to execute employment agreements with the Pharmacy management team.
                                     continued
                                        F-14
                                      54


                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Going Concern and Management's Plan, continued
    -----------------------------------
     If the Company is unable to accomplish the above objectives, it is uncertain whether the Company will be able to continue as a going concern. There is also no assurance that management's financing plan will be successful or that the Company will be able to execute employment agreements with the D.A.W. Minority Shareholders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

See Note 4 for information regarding the agreement.

4.  Restricted Assets and Uncertainties
    -----------------------------------
     The Pharmacy acquisition agreement, described below, includes provisions whereby the pharmacies are able to restrict the transfer of funds to the parent or to other subsidiaries any funds in excess of their required management fees. SEC Regulation S-X, Rule 5-04, requires disclosure of condensed financial statements of the Parent when restricted assets exceed 25% of consolidated net assets. See Schedule I for Condensed Financial Information of Nyer Medical Group, Inc.

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

     The associated shareholders' agreement and a related agreement also provide for a specific management fee (the "Management Fee")of $10,000 per month, to be paid by D.A.W. to the Company and for the Shareholders' management of the day-to-day operations of the pharmacy subsidiaries of the Company, which has included cash management.

     Four of the Shareholders of D.A.W. (and the husband of another Shareholder) have employment agreements which expired in August 2006 (which agreements were replaced by oral, "at will" agreements, described herein at Item 11 ("Executive Compensation")). When the agreements expired, the Shareholders had the right to require the Company to purchase all or any portion of their shares of D.A.W. and the other subsidiary of the Company held by these persons.

     In August 2006, the Company entered into a forbearance agreement with the Shareholders which stated/accomplished the following:

     The Company acknowledged that 100% of the shares of the subsidiaries of the Company (the "Subsidiaries") held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.

                                   continued
                                     F-15
                                     55

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Restricted Assets and Uncertainties, continued
    -----------------------------------
     The Shareholders agreed to refrain from requiring the Company to immediately pay the fair market value of the Put Shares until the earlier of
(i) the closing of the transaction(s) among the Company, the Shareholders and the Subsidiaries with respect to the potential purchase by the Company of all of the shares held by the Shareholders in the Subsidiaries (the "Purchase"), which may be accomplished by payment in full of immediately available funds, and (ii) July 15, 2007.

     The Company agreed to pay $16,665 per month in total to certain Shareholders from the first business day of August 2006 until the earlier of
(i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per month from and after December 16, 2006 until the closing of the Purchase. The total paid to certain shareholders for the fiscal year-ended June 30, 2007 was $291,460.

     D.A.W. agreed to advance to the Company the amounts necessary to make the monthly payments, which amounts will be repaid by the Company to D.A.W. (with interest at the applicable federal rate) (collectively, the "Monthly Payment Amounts"), upon the earlier of (i) the closing of the Purchase, and
(ii) July 15, 2007.

     The Company pledged 2.5% of its holdings in D.A.W. as collateral for the monies advanced to the Company by D.A.W. to make the monthly payments noted above.

     The parties to the forbearance agreement agreed that the fair market value of the Put Shares is $4 million (the "Amount").

     The arbitration clause of the forbearance agreement was deleted in its entirety and replaced with a provision agreeing to jurisdiction and venue in the Business Litigation Session of the Superior Court for the Commonwealth of Massachusetts.

     The Purchase has not occurred, the Amount has not been paid by the Company to the Minority Shareholders and the Monthly Payment Amounts have not been repaid by the Company to D.A.W.

     On September 19, 2007, the Company received a notice (the "Notice") from counsel to D.A.W. The Notice states that the Company has failed to pay timely its debt obligation owed to D.A.W. in the amount of at least $419,000 (the "Debt") pursuant to the forbearance agreement, and that unless payment was immediately received, D.A.W. will pursue all legal remedies as it may choose.

     Further, the Notice also stated that as a result of the Company's failure to pay timely the Debt, D.A.W. has immediately ceased any payments to Nyer under a certain Management Agreement or otherwise (the "Payments"). The Payments are crucial to the Company in helping the Company to meet its day-to-day operational/financial needs. If the Payments do not resume in the near future, the Company and its shareholders may suffer in a materially adverse manner.

     If the amounts owing to each of D.A.W. and the Shareholders described above cannot be raised and/or if some other acceptable arrangement cannot be negotiated, then D.A.W. and the Shareholders may enforce their rights with respect to the payment of such amounts. At this time, the Company does not have a financial plan to satisfy D.A.W. and the Shareholders, and D.A.W. and the Shareholders may then seek to enforce

                                   continued
                                     F-16
                                   56
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Restricted Assets and Uncertainties, continued
   -----------------------------------
their rights in a manner which would be materially adverse to the Company and its shareholders.

     The Company and four of the Shareholders (and the husband of another Shareholder) are also presently attempting to negotiate employment agreements agreeable to all parties.

     There is no assurance that the Company will be able to successfully negotiate such employment agreements. If not, and/or issues surrounding payments due to D.A.W. and the Shareholders are not resolved, certain of the Shareholders could seek employment elsewhere and this would, in the short run, leave no management team for the pharmacies and cause the Company to have to assemble an entirely new management team, which could be extremely difficult to do, therefore leaving the Company with no way in which to manage the significant revenue producing subsidiary of the Company.

5.  Inventories
   ----------
Inventories consisted of the following at June 30:

                                      2007              2006
                                      ----              ----
      Pharmacies                   $ 7,402,968        $ 6,665,812
      Medical                          533,522            540,520
                                   -----------        -----------
                                     7,936,490          7,206,332
      Less LIFO reserves            (1,105,901)        (1,052,735)
                                   -----------        -----------
                                   $ 6,830,589        $ 6,153,597
                                   ===========        ===========

     The Pharmacies use the last-in, first-out ("LIFO") method of accounting for its inventories. At June 30, 2007 and 2006, inventories were $1,105,901 and $1,052,735, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The LIFO charge was $53,166, $221,781 and $128,061 for the years ended June 30, 2007, 2006 and 2005, respectively.

     On July 1, 2006, the pharmacies executed an agreement with its major supplier to purchase pharmaceuticals. This agreement terminates January 31, 2009. Payment for merchandise delivered is secured by a first priority interest in all of the pharmacy's assets. The pharmacies have committed to purchase at least $2,903,000 monthly from this supplier. If the relationship with this supplier was disrupted, management believes it has other competitive suppliers who could fulfill their inventory needs at no additional expense.
The purchase commitment is $34,836,000 and $20,321,000 for the years ended June 30, 2008 and 2009, respectively.

                                     continued
                                        F-17
                                     57

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Property, plant and equipment
    -----------------------------
Property, plant and equipment consisted of the following at June 30:

                                                              Estimated
                                     2007           2006        lives
                                     ----           ----        -----
  Land                          $   92,800     $   92,800         -
  Building                         651,468        658,566      15 years
  Leasehold improvements         1,543,611      1,469,109      5-15 years
  Fixtures and equipment         1,729,722      1,525,913      2-10 years
  Transportation equipment         270,624        250,424      3-5 years
                                ----------     ----------
                                 4,288,225      3,996,812
  Less accumulated
   depreciation                 (2,874,925)    (2,505,813)
                                ----------     ----------
                                $1,413,300     $1,490,999
                                ==========     ==========
    Depreciation expense was $437,276, $424,315 and $447,136 for the years ended June 30, 2007, 2006 and 2005.

7.  Other intangibles
    -----------------
The following is a summary of other intangible assets:

                   Weighted Average
June 30, 2007       Amortization               Accumulated
-------------       Period (years)   Cost      Amortization      Net
                    -------------    ----      ------------      ---
Prescription lists        8.8    $  751,500      $217,280      $534,220
Non-compete agreements     .8       340,000       304,001        35,999
                                 ----------      --------      --------
    Totals                       $1,091,500      $521,281      $570,219
                                 ==========      ========      ========
                   Weighted Average
June 30, 2006       Amortization               Accumulated
-------------       Period (years)   Cost      Amortization      Net
                    -------------    ----      ------------      ---
Prescription lists       9.8     $  751,500      $156,132      $595,368
Non-compete agreements   1.8        340,000       244,733        95,267
                                 ----------      --------      --------
    Totals                       $1,091,500      $400,865      $690,635
                                 ==========      ========      ========

     In connection with the purchase of a pharmacy in April 2006, the Company acquired a prescription list for $331,500, which is amortized over its estimated useful life of 10 years.

     Amortization expense of intangible assets was $120,416, $89,398 and $100,540 for the years ended June 30, 2007, 2006 and 2005.
                                     continued
                                        F-18

                                     58

                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Other intangibles, continued
    -----------------
     Based on the balance of intangible assets at June 30, 2007, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                      Year           Amortization amount
                     ----           -------------------
                      2008                $ 97,150
                      2009                  61,150
                      2010                  61,150
                      2011                  61,150
                      2011                  59,042
                      Thereafter            230,577
                                           --------
                      Total                $570,219
                                           ========
8.  Long-Term Debt
    --------------
     In October 2004, the Company's medical segment obtained a $300,000 line of credit, which is collateralized by property owned by the subsidiary and guaranteed by the Company. The Company cannot draw on the line without approval from a committee of the board of directors, specifically established for this purpose. The interest rate for the line of credit is the Wall Street Journal Prime Rate. The line expires November 30, 2007. The Company intends to renew the line of credit. As of October 12, 2007, the date of this report, the Company has drawn $265,000 on the line of credit.

At June 30, long-term debt consisted of the following:
                                                            2007         2006
                                                            ----         ----
Note payable in equal monthly installments of
    $11,396 plus interest on the unpaid balance at
    6%.  The note matures in March 2009.               $ 250,707    $ 387,457

Note payable in equal monthly installments of
    $4,000 plus interest on the unpaid balance at
    5%.  The note matures in April 2008, and
    is collateralized by pharmacy inventory.              40,000       88,000

Note payable in various installments at rates
    ranging up to 8%, collateralized by a vehicle.             -        7,010
                                                       ---------    ---------

      Total debt                                         290,707      482,467
        Less current portion                             176,749      190,728
                                                       ---------    ---------
                                                       $ 113,958    $ 291,739
                                                       =========    =========
     At June 30, 2007, the following were the maturities of debt:

                     2008                              $ 176,749
                     2009                                113,958
                                                       ---------
                                                       $ 290,707
                                                       =========
                                     continued
                                        F-19
                                     59

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Accrued expenses and other liabilities
    --------------------------------------

     The following table shows accrued expenses for the years ended June 30:


                                            2007           2006
                                            ----           ----
   Accrued auditing expense                $107,335       $ 91,278
   Accrued legal and lawsuit expense         92,077         37,056
   Accrued advertising expense               32,269         12,837
   Sales and property taxes payable          39,595         25,739
   Other accrued expense                     73,921         43,762

                                           $345,197       $210,672
                                           ========       ========
10.  Discontinued operations
     -----------------------

     During fiscal 2004, the Company evaluated the declining sales and continuing losses for the fire and police segment and closed all locations.
The segment has been accounted for as discontinued operations and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

      The following table shows assets and liabilities for discontinued operations for the years ended June 30:
                                            2007           2006
                                            ----           ----
   Accounts payable                        $251,957       $251,957
   Accrued expenses and other
     liabilities                             46,671         46,671
                                           --------       --------
       Total liabilities                   $298,628       $298,628
                                           ========       ========
11.  Employee Benefit Plan
     ---------------------
     The Company has a deferred salary arrangement under Section 401(k) ("Employee Plan") of the Internal Revenue. Participants may elect to contribute up to 20% of their eligible compensation, as defined. Also, the Company will make certain matching contributions. The Company's matching contributions to the 401(k) plan were $205,257, $181,278 and $151,638 for the years ended June 30, 2007, 2006 and 2005, respectively.

12.  Income taxes
     ------------
     The provision for income taxes from continuing operations is as follows for the years ended June 30:
                                        2007        2006         2005
                                        ----        ----         ----
  Current tax expense (benefit):
      Federal                        $  77,530    $ 259,820    $  40,570
      State                            155,000       94,000      126,000
                                     ---------    ---------    ---------
                                       232,530      353,820      166,570
                                     ---------    ---------    ---------


                                   continued
                                      F-20

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income taxes, continued
     -----------                        2007        2006         2005
                                        ----        ----         ----
Deferred tax expense (benefit):
      Federal                           18,000     (494,000)     151,000
      State                            (11,000)    (106,000)           -
                                     ---------    ---------    ---------
                                         7,000     (600,000)     151,000
                                     ---------    ---------    ---------
                                     $ 239,530    $(246,180)   $ 317,570
                                     =========    =========    =========
     A reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows for the years ended June 30:

                                        2007        2006         2005
                                        ----        ----         ----
Statutory federal income tax rate        34%         34%          34%
Increase (decrease) in taxes
 resulting from:
  State tax, net of federal tax effect   19           9           18
  Valuation allowance                   (13)        (85)          (2)
  Other                                   7           7            -
                                         --          --           --
Effective income tax rate                47%        (35)%         50%
                                         ==          ==           ==
     The tax effects of temporary differences that gives rise to significant portions of deferred taxes is as follows for the years ended June 30:

                                        2007        2006         2005
                                        ----        ----         ----
Gross deferred tax assets:
  Depreciation                       $ 291,000    $ 270,000    $  191,000
  Intangible asset amortization        202,000      216,000       162,000
  Inventory allowance                  153,000      206,000       157,000
  Accounts receivable allowance         31,000       49,000        79,000
  Other                                 56,000       51,000        53,000
  Net operating losses                  33,000       30,000             -
  Valuation allowance                 (141,000)    (206,000)     (642,000)
                                     ---------    ---------    ----------
    Total deferred tax assets          625,000      616,000             -
                                     ---------    ---------    ----------
Gross deferred tax liabilities:

  Stock-based compensation             (32,000)     (16,000)            -
                                     ---------    ---------    ----------
    Totals tax liabilities             (32,000)     (16,000)            -
                                      ---------   ---------    ----------
Net deferred taxes                   $ 593,000    $ 600,000    $        -
                                     =========    =========    ==========

     Property, plant and equipment and intangibles are generally depreciated or amortized for longer periods for tax purposes than for financial reporting purposes, thereby creating a deferred tax asset.

     In fiscal 2007, the Company disposed of obsolete inventory from discontinued operations which had been written off for financial purposes in prior years amounting to $200,000 and had not been written off for taxes due to the Company still holding the inventory.

                                   continued
                                      F-21

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income taxes, continued
     ------------
     In 2007, the Company disposed of the inventory and will be able to utilize the tax benefit from the write-off. Therefore, the valuation allowance was adjusted by the full amount of $68,000.

     In fiscal 2006, the Company determined that based on the weight of available evidence, it was more likely than not, that some portion of the deferred tax assets will be realized and adjusted the valuation allowance to reflect a net deferred tax asset of $600,000.

     The valuation allowance includes certain state tax NOLs and certain tax assets which may not be realizable.

13.  Shareholders' equity
  --------------------
     Class A preferred stock

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

     At June 30, 2007, the Company has outstanding 150,000 stock options that were granted in 1999 to a third party in connection with consulting services. The options are exercisable at $1.71 per share and expire in December 2013.
The options have registration rights with respect to any shares of common stock issuable upon exercise. No options have been exercised as of June 30, 2007.

                                   continued
                                      F-22

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock options plans
    -------------------
     The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company's common stock. The 1993 Stock Option Plan was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 plan, automatic options vest semi-annually to all directors and certain officers and expire no later ten years from the date of grant. Except with respect to certain incentive stock options ("ISOs"), options under the 1993 plan expire 10 years from the date of grant. Under the 1993 plan, except for ISOs, and non-qualified options which are not non-discretionary options (as such term is used in the 1993 Plan), the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 plan. Under the 2002 plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 plan) of the common stock of the Company on the date of the grant.

     The following table summarizes stock options outstanding and exercisable at June 30, 2007:
                 Outstanding stock options       Exercisable stock options
                 -------------------------       -------------------------

Weighted                        Weighted
                         average     Weighted            average      Weighted
Exercise                 remaining   average             remaining    average

price                    contractual exercise            contractual  exercise
range           Shares      life     price       Shares     life      price
-----           ------      ----     -----       ------     ----      -----
$1.29-$1.95      712,000    7.0      $1.70        702,000    7.0      $1.70
$2.10-$3.52      138,000    5.7      $2.80        116,000    5.7      $2.80
$4.75 $6.50      621,600    1.2      $6.23        621,600    1.2      $6.23
               ---------                        ---------
               1,471,600                        1,439,600
               =========                        =========

     A summary of changes in common stock options for the years ended June 30:

                  2007                      2006                     2005
                  ----                      ----                     ----
              Weighted average         Weighted average    Weighted average
         Shares  exercise price   Shares  exercise price Shares  exercise price
          ------  ---------------- ------  -------------- ------  --------------
Outstanding
 at the
 beginning
 of the
 year        1,532,600   $4.05     1,570,600      $3.98    1,528,600     $4.01
Granted         12,000    1.88        36,000       2.72       52,000      2.68
Canceled       (73,000)  10.24       (74,000)      1.92      (10,000)     2.37
             ---------             ---------               ---------
Outstanding
 at the end
 of the year 1,471,600   $3.72     1,532,600      $4.05    1,570,600     $3.98
             =========   =====     =========      =====    =========     =====
                                     continued
                                        F-23

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Earnings per share
     ------------------
     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock
at June 30:                          2007         2006        2005
                                     ----         ----        ----
Weighted average number of
 common shares used in
 basic EPS                        3,978,199     3,978,199    3,825,727
Stock options                       242,025       340,588      199,068
                                 ----------     ---------    ----------
Weighted average number of
 common shares used in
 diluted EPS                      4,220,224     4,318,787    4,024,795
                                  =========     =========    =========
16.  Significant concentrations
     --------------------------     The Company's pharmacy sales were primarily
to customers covered by health
plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2007, the top five third-party payors accounted for approximately 75% of the Company's total sales, the largest of which represented 31% of total sales. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers, and typically represent several health care contracts and customers. Any significant loss of third-party payor business would have a material adverse effect on the Company's business and results of operations.

     During the year ended June 30, 2007, the pharmacies purchased inventory from a single supplier, amounting to $44.1 million or 90.0% of total inventory purchased, under a new contract expiring January 2009 (See note 5). With limited exceptions, the pharmacies have contracted to purchase all of its branded pharmaceutical products from this supplier. If the relationship with this supplier was disrupted, management believes it has other competitive suppliers who could fulfill their inventory needs at no additional expense.

     During the years ended June 30, 2006 and 2005, under a contract expiring February 2007, the pharmacies purchased inventory from a single supplier, amounting to $38.7 million (88.2% of total inventory purchased) and $36.3 million (86% of total inventory purchased), respectively.

     During the year ended June 30, 2007, the Company maintained cash balances in excess of the Federally insured limits. The funds are with major money center banks. Consequently, the Company does not believe that there is a significant risk in having these balances in excess of the Federally insured limits.

17.  Subsequent events
     -----------------
     On July 1, 2007, the Company's pharmacy segment purchased assets including all inventory, all furniture, fixtures, equipment, tangible and intangible assets as well as all prescription files and records and assumed no liabilities. The purchase price was approximately $552,000, which amount was paid in cash at the time of closing.

     Since the acquisition did not meet the conditions of a significant acquisition at the 20% or greater threshold, pro forma information has not been provided.
                                 continued
                                    F-24

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Commitments and Contingencies
     -----------------------------
     The Company rents office, store, warehouse space and equipment with varying lease expiration dates through November of 2017. Generally, the leases have options to extend the lease terms. Twelve of the locations have renewable lease options. Total lease expense was $1,397,303, $1,101,600 and $1,022,765 for the years ended June 30, 2007, 2006 and 2005.

     Future minimum lease payments at June 30, 2007 are as follows:

                    2008                       $1,334,005
                    2009                        1,245,080
                    2010                          974,713
                    2011                          698,426
                    2012                          312,442
                    Thereafter                    706,500
                                               ----------
                                               $5,271,166
                                               ==========
     Legal proceedings

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     In April, 2006, a former employee of the pharmacy segment filed a civil action against the pharmacy segment in the United States District Court for the District of Massachusetts, alleging that the pharmacy segment improperly classified its pharmacists as exempt from the overtime requirements of the Fair Labor Standards Act and failed to make overtime payments to them under the FLSA and an analogous state law. The former employee sought payment of overtime from April 2003 through April 2006, penalties and attorney's fees. The action originally was brought as a class action; however, there was not a sufficient showing of interest for a class action. At a status conference before the court on September 25, 2006, the plaintiffs' counsel stated that the former employee would not seek certification of a class and, therefore, that the claim would proceed solely on behalf of the former employee. The parties subsequently settled the claim and the action was dismissed with prejudice on October 19, 2006.

     In April, 2006, the former employee also filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee had been subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge. On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint sought back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14, 2006. The parties subsequently settled the case at mediation on July 16, 2007. On August 13, 2007, the parties filed a stipulation of dismissal with prejudice in the action.

                                   continued
                                      F-25

                                     65
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Commitments and Contingencies, continued
     -----------------------------
     Anton Investments, Inc. and Conway Associates, Inc. has had litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters.

     The Company does not believe that the dollar amount of possible damages with respect to the immediately preceding paragraph regarding the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries.

     Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

19. Business segments
    -----------------
     The Company had two business segments for years June 30, 2007, 2006, and 2005: (1) pharmacies and (2) medical. Business segments are determined by the management approach which analyses segments based on products or services offered for sale. Corporate assets include assets of discontinued operations.

    Summary data for the years ended June 30:

                                   2007          2006          2005
                                   ----          ----          ----
Net Revenues
     Pharmacies                 $64,564,535   $56,422,211   $52,893,153
     Medical                      5,343,675     7,174,764     8,290,872
                                -----------   -----------   -----------
                                $69,908,210   $63,596,975   $61,184,025
                                ===========   ===========   ===========
Operating income (loss)
     Pharmacies                 $ 1,568,190   $   941,626   $ 1,160,955
     Medical                       (176,227)      235,169       (57,052)
     Corporate                     (961,460)     (548,456)     (511,503)
                                -----------   ------------  -----------
                                $   430,503   $   628,339   $   592,400
                                ============   ===========   ===========
Identifiable assets
     Pharmacies                 $14,316,360   $13,186,343   $12,124,734
     Medical                      1,179,080     1,533,770     1,783,469
     Corporate                      745,116       745,397       445,984
                                -----------   -----------   -----------
                                $16,240,556   $15,465,510   $14,354,187
                                ===========   ===========   ===========
Capital expenditures
     Pharmacies                 $   288,284   $   453,851   $   385,709
     Medical                         19,972         4,290        24,280
                                -----------   -----------   -----------
                                $   308,256   $   458,141   $   409,989
                                ===========   ===========   ===========


                                     continued
                                        F-26
                                     66

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Business segments, continued
     ----------------               2007        2006          2005
                                    ----         ----           ----
Depreciation and Amortization
     Pharmacies                 $   502,315   $   445,319   $   463,230
     Medical                         55,377        68,394        82,845
     Corporate                            -             -         1,601
                                -----------   -----------   -----------
                                $   557,692   $   513,713   $   547,676
                                ===========   ===========   ===========
Interest income
     Pharmacies                 $    14,077   $    17,371   $    19,955
     Medical                          5,259         2,067        32,639
     Corporate                            -         2,067             -
                                -----------   -----------   -----------
                                $    19,336   $    21,505  $     52,594
                                ===========   ===========   ===========
Interest expense
     Pharmacies                 $    22,624   $    11,865   $    13,219
     Medical                            274           964         6,860
     Corporate                        3,145             -             -
                                -----------   -----------   -----------
                                $    26,043   $    12,829   $    20,079
                                ===========   ===========   ===========
Income tax (benefit) expense
     Pharmacies                 $   622,000   $   390,050   $   448,848
     Medical                        (54,800)       69,300       (11,600)
     Corporate                     (327,670)     (705,530)     (119,678)
                                -----------   -----------    ----------
                                    239,530      (246,180)      317,570
     Discontinued                         -             -        17,970
                                -----------   -----------   -----------

                                $   239,530   $  (246,180)  $   335,540
                                ===========   ===========   ===========

20.  Selected quarterly data (unaudited)
     -----------------------------------
      2007        First        Second       Third        Fourth
      ----        Quarter      Quarter      Quarter      Quarter
                  -------      -------      -------      -------
Revenues        $16,881,651  $17,737,081  $17,359,126  $17,930,352
                ===========  ===========  ===========  ===========
Gross profit    $ 3,892,994  $ 4,312,803  $ 4,144,137  $ 4,727,489
                ===========  ===========  ===========  ===========
Net income
 (loss)         $    (5,214) $   108,059  $   (67,919) $    51,520
                ===========  ===========  ===========  ===========
Basic income
 per share:     $       .00  $       .03  $      (.02) $       .01
                ===========  ===========  ===========  ===========
Diluted
 income per
 share:         $       .00  $       .03  $      (.02) $       .01
                ===========  ===========  ===========  ===========


                                     continued
                                        F-27
                                     67

                NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Selected quarterly data (unaudited), continued
     -----------------------------------
      2006        First        Second       Third        Fourth
      ----        Quarter      Quarter      Quarter      Quarter
                  -------      -------      -------      -------

Revenues        $15,176,449  $15,686,684  $15,755,900  $16,977,942
                ===========  ===========  ===========  ===========
Gross profit    $ 3,510,020  $ 3,784,018  $ 3,843,548  $ 3,746,089
                ===========  ===========  ===========  ===========
Net income      $    87,097  $    98,596  $   101,061  $   571,645
                ===========  ===========  ===========  ===========
Basic income
 per share:     $       .02  $       .03  $       .03  $       .14
                ===========  ===========  ===========  ===========
Diluted income
 per share:     $       .02  $       .02  $       .02  $       .14
                ===========  ===========  ===========  ===========


    2005
    ----
Revenues        $15,188,611  $15,528,903  $15,114,121  $15,352,390
                ===========  ===========  ===========  ===========
Gross profit    $ 3,251,671  $ 3,570,728  $ 3,385,735  $ 3,522,817
                ===========  ===========  ===========  ===========
Income (loss)
 from
 continuing
 operations     $    64,050  $   129,746  $    17,154  $   (26,884)
                ===========  ===========  ===========  ===========
Net gain from
 discontinued
 operations     $         -  $         -  $         -  $    39,573
                ===========  ===========  ===========  ===========

Net income
(loss)          $    64,050  $   129,746  $    17,154  $    12,689
                ===========  ===========  ===========  ===========
Basic and diluted
 income (loss)
 per share:
  Continuing
  operations    $       .02  $       .03  $       .01  $      (.01)
  Discontinued
   operations                -            -            -          .01
                   -----------  -----------   ----------   ----------
  Basic and
   diluted
   income
   (loss) per
   share:          $       .02  $       .03   $       .01  $       .00
                   ===========  ===========   ===========  ===========

     The net income of $571,645 in the fourth quarter of 2006 includes an adjustment to the valuation allowance to reflect a deferred income tax asset of $600,000. See Note 12.

                                     continued
                                        F-28
                                     68

                         NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NYER MEDICAL GROUP, INC.

                              NYER MEDICAL GROUP, INC.
                       CONDENSED BALANCE SHEET OF THE PARENT
                                  (NOT CONSOLIDATED)

                                    BALANCE SHEET
                               JUNE 30, 2007 and 2006

                                       ASSETS
                                       ------
                                           2007               2006
                                           ----               ----
Current
assets:
  Cash                                  $    11,600        $    51,284
  Prepaid expenses and other
   current assets                            90,516              8,791
  Deferred tax asset                        248,000            238,000
                                        -----------        -----------
      Total current assets                  350,116            298,075
                                        -----------        -----------
  Goodwill, net                              18,000             18,000
  Deferred tax asset - long-term            377,000            378,000
  Other assets                                    -             51,321
                                        -----------        -----------
                                            395,000            447,321
                                        -----------        -----------
  Investment in and advances to
   subsidiaries                           9,734,446          9,438,546
                                        -----------        -----------
      Total assets                      $10,479,562        $10,183,942
                                        ===========        ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
                                            2007             2006
                                            ----             ----
Current liabilities:
  Accrued expenses and other
   liabilities                          $    87,943        $    55,975
  Income taxes payable                       67,445            135,000
                                        -----------        -----------
      Total current liabilities             155,388            190,975
                                        -----------        -----------
 Minority interest                        1,827,861          1,648,029

 Deferred tax liabilities                    32,000             16,000

 Shareholders' equity:
  Preferred stock                                 3                  3
  Common stock                                  398                398
  Additional paid-in capital             18,096,037         18,047,108
  Accumulated deficit                    (9,632,125)        (9,718,571)
                                        -----------        -----------
      Total shareholders'
       equity                             8,464,313          8,328,938
                                        -----------        -----------
      Total liabilities and
       shareholders' equity             $10,479,562        $10,183,942
                                        ===========        ===========
                                        continued
                                          F-29
                                     69

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF NYER MEDICAL GROUP, INC.,
                                       continued

                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED STATEMENTS OF OPERATIONS OF THE PARENT
                                   (NOT CONSOLIDATED)

                      FOR THE YEARS ENDED JUNE 30, 2007, 2006 and 2005

                                         2007          2006          2005
                                         ----          ----          ----
Expenses:
  Administrative, less management
   fees paid by subsidiaries
   eliminated in consolidation       $   837,965   $   424,621   $   383,202
                                     -----------   -----------   -----------
  Operating loss                        (837,965)     (424,621)     (383,202)

Other (expense) income:

  Interest income                              -         2,067             -
                                     -----------   -----------   -----------
  Interest expense                        (3,145)        2,067             -
                                     -----------   -----------   -----------

       Total other expense                (3,145)        2,067             -
                                     -----------   -----------   -----------
Loss before income taxes                (841,110)     (422,554)     (383,202)

Provision for income tax benefit         327,670       705,530       119,678
                                     -----------   -----------   -----------
Income (loss) before equity in net
  income of subsidiaries                (513,440)      282,976      (263,524)

Equity in net income of subsidiaries     599,886       575,423       487,163
                                     -----------   -----------   -----------
Net income (loss)                    $    86,446   $   858,399   $   223,639
                                     ===========   ===========   ===========


                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENT OF CASH FLOW OF THE PARENT
                                   (NOT CONSOLIDATED)

                      FOR THE YEARS ENDED JUNE 30, 2007, 2006 and 2005

                                         2007          2006          2005
                                         ----          ----          ----
Cash used in operations               $   (39,684)  $  (260,991)   $  (173,444)

Financing activities:
   Expenses in connection with
     issuance of common stock                   -       (19,432)       328,491
                                      -----------   -----------    -----------
Net (decrease) increase in cash       $   (39,684)  $  (280,423)   $   155,047
                                      ===========   ===========    ===========

                                        continued
                                        F-30
                                     70

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

2.  Restricted Assets
    -----------------
    This schedule is presented to satisfy SEC Regulation S-X, Rule 5-04, which requires disclosure of condensed financial statements of the Parent when restricted assets exceed 25% of consolidated net assets. The agreements to acquire the pharmacies included provisions whereby the pharmacies are able to restrict the transfer of funds to the parent or other subsidiaries and funds in excess of their required management fees.
                                     continued
                                        F-31

                                     71

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             Additions   Additions
              Balance at     Charged to  Charged to  Deductions    Balance at
              Beginning of   Costs and   Other       for payments  End of
              Period         Expenses    Accounts    or Write-offs Period
Year ended June 30
  2007:Allowance for
 doubtful accounts
              $  143,000     $       -   $     -     $ (58,000)    $   85,000
              ==========     =========   =======     =========     ==========
Allowance for inventory
 obsolescence
              $  148,000     $       -   $     -     $  (6,000)    $  142,000
              ==========     =========   =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations
              $  200,000     $       -   $     -     $(200,000)    $       -
              ==========     =========   =======     =========     =========
Year ended June 30
  2006:
Allowance for
 doubtful accounts
              $  233,000     $       -   $     -     $ (90,000)    $  143,000
              ==========     =========   =======     =========     ==========
Allowance for
 inventory
 obsolescence
              $  148,000     $       -   $     -     $       -     $  148,000
              ==========     =========   =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations
              $  200,000     $       -   $     -     $       -     $  200,000
              ==========     =========   =======     =========     ==========
Year ended June 30
  2005:
Allowance for
 doubtful accounts
              $  461,000     $ 107,000   $     -     $(335,000)    $  233,000
              ==========     =========   =======     =========     ==========
Allowance for
 inventory
 obsolescence
              $  158,000     $       -   $     -     $ (10,000)    $  148,000
              ==========     =========   =======     =========     ==========
Allowance for
 inventory
 obsolescence-
 discontinued
 operations

              $  200,000    $       -    $     -     $       -     $  200,000
              ==========     =========   =======     =========     ==========

The FASB 109 Valuation Allowance has been omitted because such information is disclosed in Note 10 to the Consolidated Financial Statements.

                                        F-32
                                      72

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

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
ITEM 9A(T). Controls and Procedures.

     Information is not required for fiscal years ending before December 15, 2007.

ITEM 9B.  Other Information.

          Not applicable.
                                  PART III
                                  --------
ITEM 10.  Directors, Executive Officers and Corporate Governance

       Present directors and executive officers of the Company, their ages and positions held are as follows:

          Name                          Age        Position
          -----------------------      -----       --------
          Karen L. Wright                45        President, Treasurer, Vice-
                                                   President-Finance,
                                                   Vice-President-Operations,
                                                   Secretary and Director

          Robert Landis                  48        Director

          Donald C. Lewis, Jr.           69        Director

          Kenneth L. Nyer, M.D.          49        Director

          James Schweiger                72        Director

          Gerald Weston                  65        Director
                                     73

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

     The Company's Board of Directors is divided into three classes of directors. Messrs. Landis and Ken Nyer's term expires in 2007, Messrs. Lewis, Schweiger and Weston's term expires in 2008 and Ms. Wright's term expires in 2009. There are two vacancies.

     Karen L. Wright has been President of the Company and subsidiaries, with the exception of D.A.W., since September 2004. She has been a director of the Company since November 2004. She has been secretary since June 2007. She has been treasurer of the Company since 1991 and vice-president of finance. She was assistant secretary of the Company from January 1997 to June 2007. She has been vice-president of operations since 2001. She served on the Board from April 1997 to September 2001. She has been the Company's chief operating officer since October 2001. She has been a director of D.A.W., Inc. since November 2005. She was a director of Nyle from 1998 until October 2004. From 1985 through 1987, Ms. Wright was ADCO's assistant comptroller, from 1987 through the present time, Ms. Wright has been ADCO's comptroller and treasurer. Ms. Wright received her Bachelors of Science Degree in Accounting from Husson College, Bangor, Maine in 1985.

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

     Donald C. Lewis, Jr. has been a director of the Company since July 1993. Mr. Lewis has been president and director of Nyle, one of the Company's
                                     74

principal shareholders, since January 1985. Mr. Lewis has served as Manager/Chairman of Sawmill Publishing, LLC since 1997. Mr. Lewis has served as Manager of Nyle Special Products, LLC since 1999.

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

   Section 16(a) Beneficial Ownership Reporting Compliance
   -------------------------------------------------------
    Section 16(a) of the Securities Exchange Act of 1934, (the "Exchange Act") requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms or written representations from reporting persons, we believe that during fiscal year ended June 30, 2007, our executive officers and directors and other reporting persons complied with the filing requirements of Section 16(a).

    Limited Liability of Directors
    ------------------------------
     Under Florida law, the Company's directors are protected against personal liability for monetary damages from breaches of their duty of care. As a result, the Company's directors will not be liable for monetary damages from negligence and gross negligence in the performance of their duties. They remain liable for monetary damages for any breach of their duty of loyalty to the Company and its shareholders, as well as acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law and for transactions from which a director derives improper personal
                                     75
benefit. They also remain liable under another provision of Florida law which makes directors personally liable for unlawful dividends, stock repurchases or redemptions and expressly sets forth a negligence standard with respect to such liability. The liability of the Company's directors under federal or applicable state securities laws are also unaffected. The Company carries directors' and officers' insurance. While the Company's directors have protection from awards of monetary damages for breaches of the duty of care, that does not eliminate their duty of care. Equitable remedies, such as an injunction or rescission based upon a director's breach of the duty of care, are still available.

     Audit Committee; Audit Committee Financial Experts
     --------------------------------------------------
     The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and NASDAQ requirements. The members of the Audit Committee are Messrs. James Schweiger, Chairman, Robert Landis and Gerald Weston.

     The Board of Directors has determined that although more than one member of the audit committee may qualify as an "audit committee financial expert" under Item 407 (d)(5) of Regulation S-K, Mr. Schweiger, the committee chairman, is designated audit committee financial expert. All of the members of the Audit Committee are considered "independent" under applicable Nasdaq rules.

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

ITEM 11.  Executive Compensation.

Compensation Discussion and Analysis

     The Compensation Discussion and Analysis focuses on the compensation arrangements we have with our "named executive officers" as required under the rules of the Securities and Exchange Commission ("SEC"). The SEC rules require disclosure for the Principal Executive Officer (herein referred to as the "Chief Executive Officer") and Principal Financial Officer (herein referred to as the "Chief Financial Officer") regardless of the compensation level, and the three most highly compensated executive officers other than Chief Executive Officer and Chief Financial Officer. During fiscal 2007, we had six executive officers, including our Chief Executive Officer and Chief Financial Officer.
We included six executive officers due to the fact that the total compensation of five of the executive officers is exactly the same. Five of the executive officers are executive officers of our pharmacy segment (D.A.W. (Eaton) and are minority shareholders of D.A.W. (Eaton). All of these executive officers, including the Chief Executive Officer and Chief Financial Officer, are sometimes referred to herein as the "named executive officers".

     The following individuals , included in the "Summary Compensation Table", are referred to as our "named executive officers" throughout this report:

Karen Wright, President, Principal Executive Officer, Treasurer, Vice President
              of Finance, Vice President of Operations, Principal Financial Officer, Principal Accounting Officer, and Secretary;
Mark Dumouchel, President and one of the 20% owners of D.A.W.(Eaton);
David Dumouchel, Vice President and one of the 20% owners of D.A.W.(Eaton); Michael Curry, Vice President, Secretary and the husband of one of the
               20% owners of D.A.W.(Eaton);
Wayne Gunter, Vice President and one of the 20% owners of D.A.W.(Eaton);
Donato Mazzola, Vice President and one of the 20% owners of D.A.W.(Eaton).

Overview
--------

     The primary objective of the compensation policy of the Company is to align executive compensation in a way that will encourage enhanced shareholder value, while concurrently allowing us to attract, retain and satisfactorily reward all employees who contributed to the Company's long-term growth and economic success. The compensation program for the Company's named executive officers generally includes an annual base salary and other benefits, which are often standard for executives (such as health, dental and life insurance, 401(k) contributions and a vehicle allowance) and some of which may be negotiated by management. Annual cash bonuses/non-equity incentives and grants of long-term option incentives are not a standard component of executive compensation and are negotiated on a case-by-case basis.
     The Company does not have a formal performance-based compensation policy in place, and has not set forth any criteria for altering the executive compensation currently in place under employment agreements. The Company expects that any renewals of the employment agreements will contain term and compensation comparable to past practices. The compensation of the chief executive officer of the Company is not formulated on specific performance measures, but rather in consideration of past performance and the position of the Company at the time that each new employment agreement is negotiated for the chief executive officer. All aspects of compensation for the Chief Executive Officer is based upon recommendations of the compensation committee of the Company and the vote upon such recommendations by the Board of Directors of the Company. Although a member of the Board of Directors, the Chief Executive Officer does not participate in any such vote.

     All compensation of the named executive officers of D.A.W.(Eaton)(minority shareholders) is determined by the Board of Directors of D.A.W.(Eaton). The Board of Directors of D.A.W. is comprised of five members, two from the minority shareholders and two from the Company and a fifth director not affiliated with the minority shareholders or the Company. The seat of the unaffiliated director is vacant and has never been filled. Neither Mark Dumouchel nor David Dumouchel participates in the determination of the their own compensation or in the compensation of the other. They do, however, participate in the determination of the compensation of the other D.A.W. named executive officers. Since two of the directors of D.A.W. are appointed by the Company, it seems reasonable to state that the compensation of the named executive officers of D.A.W. is, in great part, determined by the Company, or, at very least, by persons with a strong affiliation with the Company. Therefore, when the term "Company" is used throughout this Item 11 of this Form 10-K, the term shall mean the Company or D.A.W., as applicable, with the understanding that with respect to compensation decisions made by D.A.W. with respect to the named executive officers of D.A.W., the Company plays an integral role in such decisions. Currently, one of such directors is the Chief Executive Officer of the Company, and the other is a director of the Company.

2007 Executive Compensation Components
--------------------------------------

     For fiscal 2007, the compensation provided to the Named Executive Officers consisted of a base salary, agreements for annual incentive payments and consideration for annual bonus, and other benefits which are available to all Company employees, including group medical, dental and life insurance and a 401(k) plan. The Company believes that this mix is well balanced and provides the Company with an effective means to attract, motivate and retain the Named Executive Officers.

Base Salary
-----------

     The Company provides a competitive base salary to the named executive officers tailored to each individual named executive officer and based on position and responsibility, prior job performance, and anticipated future contributions to the Company, taking into account competitive market competition paid by other companies for similar positions. Such considerations may be used to increase or decrease compensation in a particular year

Annual Incentive Payment/Bonus
------------------------------

     Five of the named executive officers (minority shareholders) are eligible to receive an annual incentive payments which is intended to provide an incentive and to compensate for achieving certain levels of income. The payments are detailed in the table below. The Chief Executive Officer and/or Chief Financial Officer may receive a bonus or additional compensation as may be determined from time to time by the Board of Directors of the Company in its sole discretion, which bonus or additional compensation would be based upon specific achievement within the fiscal year in which such compensation would be provided.

     Five of the named executive officers (minority shareholders) non-equity incentive payments are determined based on performance at the subsidiary level as follows: for income greater than $450,000, an amount equal to 10% of the amount in excess of $450,000, if any (for income between $450,001 and $900,000); plus, for income greater than $900,000, an amount equal to 15% of the amount in excess of $900,000, if any (for income between the amounts of $900,001 and $1,350,000); plus for income greater than $1,350,000, an amount equal to 20% of the amount in excess of $1,350,000, if any (in excess of $1,350,000). Income shall be calculated before income taxes and the management fees paid to the Company by D.A.W.

     The incentive bonus plan was developed based on a net income tier of$450,000, 900,000 and $1,350,000, before taxes and before management fees. Each net income level was doubled and the percentage was increased by 5% to give added incentive for achieving higher levels of income. The net income goals were set at the mentioned levels, because the Company believed these goals were achievable (based on the past performance of D.A.W.), yet that such goals, if attained, displayed a significant accomplishment on the part of the beneficiaries of the incentive. The Company believes this was/is a way to reward certain individuals whom help increase net income as well as grow the business.

 Long-Term Equity Incentive Compensation Program
 -----------------------------------------------

     The Company's long-term equity incentive compensation program is based on the delivery of stock options to Company executive officers and directors. The Company has not granted any stock options to executive officers of the Company's subsidiaries (or, in recent years, to Company executive officers, except where they also serve as a director of the Company). The exception to the grant of options to subsidiary executives is where the subsidiary's executive officer(s) serves on the Company's board of directors. The Company's stock option committee can grant, at their discretion, stock options to executive officers of the Company's subsidiaries. The Company's objective in granting equity awards is to assist in attracting, retaining and motivating key employees and reward participants for their leadership and performance in relation to the creation of stockholder value.

     The equity awards that may be granted under the Company's equity incentive plan vest over a period of time to encourage retention of our executive officers and directors and focus on creating and maintaining long-term stockholder value and corporate objectives.

Stock Option Plans
------------------

     The Company has two stock option plans under which employees, consultants and directors may be granted options to purchase shares of the Company's common stock.

     The 1993 Stock Option Plan was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. Except where a shorter period is required by law or under the 1993 Stock Option Plan for incentive stock options ("ISOs") (e.g., with respect to termination of employment, death or disability), each option under the 1993 Stock Option Plan shall be exercisable for a period of 10 years from the date of grant. Under the 1993 Stock Option Plan, except for non-qualified stock options which are not non-discretionary options provided to directors of the Company ("Certain Options") and certain ISOs, the exercise price is to be the fair market value (as defined in the 1993 Stock Option Plan) of the common stock of the Company on the date of the grant. With respect to Certain Options, a committee of the board of directors (the "1993 Committee") determines the exercise price. In the case of ISOs granted to those owning more than 10% of the total combined voting power of all classes of stock of the Company or of a related company, the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant and shall not be exercisable after the expiration of five years from the date of grant. Adjustments are to be made 8with respect to the exercise price of the options and/or the number of shares issuable upon exercise of the options upon the occurrence of certain events (e.g., stock dividends, stock splits, etc.). All options under the 1993 Stock Option Plan vest in accordance to the requirements of the 1993 Committee, except as otherwise set forth in the 1993 Stock Option Plan.

     The maximum aggregate number of shares of common stock available for award under the 2002 plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Stock Option Plan, automatic options vest semi-annually to all directors and certain officers and expire no later than ten years from the date of grant ("Automatic Options"), whereas (a) ISOs would be exercisable for a shorter period where required by law and (b) a written agreement with respect to the options may state that options subject to such agreement expire earlier. With the exception of the vesting of Automatic Options noted above, vesting of all options with respect to the 2002 Stock Option Plan shall be as set forth in a written agreement in favor of each optionee. No option may be granted under the 2002 Stock Option Plan after the earlier of (a) ten (10) years from the effective date of the plan (which was in 2002), or (b) the termination of the plan pursuant to the plan (e.g., by election of the board of directors). Under the 2002 Stock Option Plan, except for non-qualified stock options which are not Automatic Options ("Other Options"), and certain ISOs, the exercise price is not to be less than the Market Price (as defined in the 2002 Stock Option Plan) of the common stock of the Company on the date of the grant. With respect to Other Options, a committee of the board of directors determines the exercise price. In the case of ISOs granted to those owning more than 10% of the total combined voting power of all classes of stock of the Company or of a subsidiary, the exercise price shall not be less than 110% of the Market Price of the common stock on the date of grant. Adjustments are to be made with respect to the exercise price of the options and/or the number of shares issuable upon exercise of the options upon the occurrence of certain events (e.g., stock dividends, stock splits, etc.). Automatic Options help provide incentive for persons to join the Board of Directors of the Company and remain on the Board of Directors. Other Options intended to reward situations where outstanding service has been provided by employees, consultants and/or directors, either in a particular fiscal year or over a long period of time.

     See "Grants of Plan-Based Awards" for a list of the stock option grants made to our named executive officers during fiscal 2007.

Severance Agreements
--------------------

     As of June 30, 2007,(i.e., the end of fiscal year 2007), there were no severance agreements with the named executive officers. The only severance-type pay which would be paid to the named executive officers, if terminated, would be payment of unused vacation time. However, as of July 1, 2007 (i.e., the beginning of fiscal year 2008), an employment agreement was entered into with the Chief Executive Officer, and this agreement provides, among other things, for severance payment. The Company now recognizes that an important consideration in our ability to attract and retain key personnel is the ability to minimize the financial impact if a significant employee is terminated by the Company without "cause" (as that term is defined in the applicable employment agreement of the Chief Executive Officer). Under the employment agreement of the Chief Executive Officer, if the Chief Executive Officer is terminated without cause, the Chief Executive Officer shall be entitled to an amount equal to twelve months of the then base salary in addition to payment of the base salary through the date of termination. In addition, if the employment agreement is not extended, the Chief Executive Officer shall be entitled to a severance payment equal to (i) one month of the then base salary plus (ii) two weeks of the then base salary for each full year that the Chief Executive Officer has worked full time for the Company, in any capacity; provided, however, that such severance payment shall not exceed twelve months of the
Chief Executive Officer's then base salary. Currently, the Chief Executive Officer is the only Named Executive Officer who currently has a written employment agreement. The Company has chosen the above-mentioned times and manner in which to compensate the Chief Executive Officer due to the longstanding service of the Chief Executive Officer to the Company and the belief of the Company that, due to lack of similar positions available in the geographic region of the Company, it would likely cause the Chief Executive Officer a significant amount of time (i.e., an amount of time somewhat equal to the period for which severance pay is provided in the employment agreement) to find a suitable, equivalent position, if terminated.
                                     80

Other Benefits
--------------

     Health, dental, life insurance and a 401(k) plan retirement benefit are designed to provide a protection for employees in the event of illness or death and to provide employees an opportunity to accumulate retirement savings. We offer these benefits to eligible employees, including the named executive officers. The Company-sponsored 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code, for eligible employees. Participants may elect to contribute up to 20% of their eligible compensation, as defined. The Company matches at the rate of 100% of the first 5% and 50% of the next 2%.

Tax and Accounting Considerations
---------------------------------

     Section 162(m) of the Code generally disallows a tax deduction to public corporations for annual compensation over $1 million paid to the Chief Executive Officer and any of the three other most highly compensated executive officers, except to the extent such compensation qualifies as "performance based" and meets certain requirements under the Internal Revenue Code. Stock option awards generally are performance based compensation meeting those requirements and, as such are deductible. The Company believes that the deductibility of executive officer compensation in excess of the $1.0 million threshold is not expected to be an issue for the Company to address in the foreseeable future.

Report on Executive Compensation
--------------------------------

Compensation Committee Report

     The compensation committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by
Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                     81
The Compensation Committee:
Robert Landis, Chairman
James Schweiger
Gerald Weston

Summary Compensation Table

     The following table shows compensation earned by our named executive officers during the fiscal year ended June 30, 2007:

                                Summary Compensation Table
                                --------------------------

                                          Non-Equity
                                          Incentive     All
Name and                          Option  Compensation  Other
principal                         Awards  Plan          Compensation
position         Year  Salary($)  ($)(1)  ($)(2)        ($)(3)       Total($)
---------        ----  --------   ------  ------------  ------------ --------
Karen Wright     2007   102,500    7,316             0        3,600   113,416
President and
Chief Executive
Officer, Chief
Financial Officer
and Treasurer


Mark Dumouchel   2007   143,788        0        14,976       11,745   170,509
President and one
of the 20% owners
of D.A.W. (Eaton)

David Dumouchel  2007   143,788        0        14,976       11,745   170,509
Vice-President and
one of the 20%
owners of D.A.W.
(Eaton)

Michael Curry    2007   143,788        0        14,976       11,745   170,509
Vice-President and
one of the 20%
owners of D.A.W.
(Eaton)

Wayne Gunter     2007   143,788        0        14,976       11,745   170,509
Vice-President and
one of the 20%
owners of D.A.W.
(Eaton)

Donato Mazzola   2007   143,788        0        14,976       11,745   170,509
Vice-President and
one of the
20%
owners of D.A.W.
(Eaton)
                                     82
(1) The option awards are for serving on the Board of Directors of the Company. This reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) "Share-Based Payment" during the year ended June 30, 2007, based on a fair value of options granted in 2004 and 2007 to Karen Wright, using the Black-Scholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates.

(2)  Amount is a cash payment for D.A.W. achieving certain levels of income.

(3) Karen Wright's other annual compensation includes an annual vehicle allowance of $3,600; Mark Dumouchel, David Dumouchel, Michael Curry, Wayne Gunter and Donato Mazzola each had an annual vehicle allowance of $7,800 and officer's life insurance of $3,945.

Grants of Plan-Based Awards
---------------------------
     The following table shows information of plan-based awards granted to our named executive officers during fiscal year ended June 30, 2007:

                     Estimated Future
                     Payouts Under
                     Non-Equity Incentive
                     Plan Awards
                     ---------------------

                Grant    Threshold  Target  Maximum
Name            Date     ($)        ($)     ($)
----            -----    ---------  ------  -------
Karen Wright    06/25/07         -      -         -
Mark Dumouchel  08/05/06        (1)    (1)       (1)
David Dumouchel 08/05/06        (1)    (1)       (1)
Michael Curry   08/05/06        (1)    (1)       (1)
Wayne Gunter    08/05/06        (1)    (1)       (1)
Donato Mazzola  08/05/06        (1)    (1)       (1)

(1) The estimated future payouts under non-equity incentive plan awards for the fiscal year ended 2008 for Mark Dumouchel, David Dumouchel, Michael Curry, Wayne Gunter, and Donato Mazzola cannot be estimated at this time. Their incentive payments are determined based on performance at the subsidiary level as follows: for income greater than $450,000, an amount equal to 10% of the amount in excess of $450,000, if any (for income between $450,001 and $900,000); plus, for income greater than $900,000, an amount equal to 15% of the amount in excess of $900,000, if any (for income between the amounts of $900,001 and $1,350,000); plus for income greater than $1,350,000, an amount equal to 20% of the amount in excess of $1,350,000, if any (in excess of $1,350,000). Income shall be calculated before income taxes and the management fees paid to the Company by D.A.W.





                                     83


                          All Other
                        Option Awards                    Grant Date
                      Number of Securities  Exercise     Fair Value
                Grant     Underlying        Price        of Option
Name             Date     Options (#)(2)    ($/share)(3) Awards($)(4)
----             ----     --------------    -----------  -----------
Karen Wright    06/25/07       12,000(5)         1.88        14,640
Mark Dumouchel  08/05/06           -               -              -
David Dumouchel 08/05/06           -               -              -
Michael Curry   08/05/06           -               -              -
Wayne Gunter    08/05/06           -               -              -
Donato Mazzola  08/05/06           -               -              -

(2) The option awards vest in six (6) semi-annual installments, June 30 and December 31.

(3) The options to purchase our common stock are exercisable at a price equal to the closing price of the stock on the date of the grant.

(4) Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) "Share-Based Payment" and the fair value of each option award is calculated using the Black-Scholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates.

(5) The 12,000 options awards were awarded to Karen Wright in her capacity as a director.


Executive Employment Agreements; Arrangements
---------------------------------------------
     For fiscal year 2007, the Company had an oral employment agreement with Ms. Karen Wright, its President and Chief Executive Officer, Vice-President of Finance, Treasurer, and Secretary, which provided for an annual base salary of $102,500. She was also entitled to an additional $7,500 annually in connection with the hiring of an assistant with at least an associates degree in accounting or equal work experience. The employee had to be employed for 90 days before Ms. Wright received the additional compensation. Ms. Wright was also eligible to participate in the Company's benefit programs, which includes life insurance, health insurance and a 401K plan. Ms. Wright also received an annual vehicle allowance of $3,600.

     Effective July 1, 2007, Ms. Wright's annual base salary was increased to $110,500 pursuant to a written agreement between Ms. Wright and the Company. The terms of this agreement apply for fiscal year 2008 and for each fiscal year thereafter until terminated by either party. If employment is terminated by the Company without "cause" (as that term is defined in the applicable agreement) Ms. Wright shall be entitled to an amount equal to twelve months of the then base salary in addition to payment of the base salary through the date of termination. In addition, if the employment agreement is not extended, Ms. Wright shall be entitled to a severance payment equal to (i) one month of the then base salary plus (ii) two weeks of the then base salary for each full year that she has worked full time for the Company, in any capacity; provided, however, that such severance payment shall not exceed twelve months of her then base salary.

                                     84


     In addition, Ms. Wright's agreement provides that: (A) she will not disclose proprietary information relating to the Company at any time during her tenure with the Company or any time thereafter; (B) in the event of her termination (i) for any reason whatsoever, (ii) pursuant to the action of Ms. Wright or both of Ms. Wright and the Company and (iii) whether such termination occurs prior to the end of the then-current one-year term or otherwise, Ms. Wright agrees that she will not, for a period of six months following such termination, directly or indirectly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is primarily in competition with the Company, its subsidiaries or affiliated companies or otherwise become involved in the business of developing or marketing any such business in the state of Maine, Massachusetts or New Hampshire in which the Company, its subsidiaries or its affiliated companies currently has, or during the term of the employment agreement actively had business; and (C) Ms. Wright shall not during a twenty-four month period of after leaving the Company's employ, directly or indirectly, solicit any person who was employed by the Company or solicit any existing customer/client or any potential customer/client that had been actively solicited by the Company, its subsidiaries or its affiliate companies (i.e., potential customers/clients that are "in the sales pipeline").

     Currently, Ms. Wright is the only Named Executive Officer who currently has a written employment agreement. Pursuant to her employment agreement, Ms. Wright is eligible to participate in the Company's benefit programs, which includes life insurance, health insurance and a 401K plan. Ms. Wright also receives an annual vehicle allowance of $3,600.

     In June, 2007, Ms. Wright received a grant of options exercisable for 12,000 shares of common stock of the Company pursuant to the 2002 Stock Option Plan described above within this Item 11 of this Form 10-K. Such options are Automatic Options which vest semi-annually and expire in ten years from the date of grant. The option awards vest in six (6) semi-annual installments on June 30 and December 31. The options are exercisable at a price equal to the closing price of the stock on the date of the grant.

     As of August 4, 2006, DAW maintained employment agreements, with a one-year non-compete with each of four of the five minority shareholders of DAW and the husband of the fifth minority shareholder (namely, Michael Curry, David Dumouchel, Mark Dumouchel, Wayne Gunter and Donato Mazzola). Each of such employees are "named executive officers" of the Registrant, as such term is defined under Item 402 of Regulation S-K of the Federal securities laws. The agreements each called for an annual base salary of $142,330. Each employeewas also provided with a leased vehicle with an annual cost of approximately
$8,800. In addition, each such employee was eligible to participate in D.A.W.'s benefit plans, including, health insurance and 401K. Moreover, such employees each received life insurance coverage in the aggregate of $2,000,000 - $1,000,000 designated to DAW and $1,000,000 for the purpose of retiring the deceased shareholder's stock in DAW.

     Such employment agreements expired by their terms on August 5, 2006 (negotiations are ongoing to enter into new written employment agreements). On the date of expiration, such employees entered into oral employment arrangements with DAW to become "at will" employees of DAW under the same terms and conditions as existed prior to the expiration of the employment agreements on August 5, 2006, except that the non-compete agreement is a non-compete for
                                     85

six months as opposed to one year and the annual leased vehicle allowance is approximately $7,800 as compared to $8,800. "At will" means that each employee may resign his employment at any time and that DAW may terminate the employment of any such employee at any time for any reason or no reason, with or without cause and with or without notice. Such employees also receive non-equity incentive payments which are determined based on performance at the subsidiary level as follows: for income greater than $450,000, an amount equal to 10% of the amount in excess of $450,000, if any (for income between $450,001 and $900,000); plus, for income greater than $900,000, an amount equal to 15% of the amount in excess of $900,000, if any (for income between the amounts of $900,001 and $1,350,000); plus for income greater than $1,350,000, an amount equal to 20% of the amount in excess of $1,350,000, if any (in excess of $1,350,000). Income shall be calculated before income taxes and the management fees paid to the Company by D.A.W.

     The Company believes that sum of a named executive officer's salary and bonus should equal a significantly large proportion of such person's total compensation, and the Company believes that it has structured its compensation packages in such a manner.

Outstanding Equity Awards at Fiscal Year-end

     The following table shows information of all outstanding equity awards held by our named executive officers during fiscal year ended June 30, 2007:

              Number of shares
                underlying
              unexercised options
              -------------------           Option            Option
              Exercisable  Unexercisable   Exercise Price     Expiration
                 (#)            (#)             $               Date
              -----------  -------------   --------------     ------
Name
Karen Wright       12,000              -             5.00       08/17/07
                    6,000              -             6.44       10/24/09
                   12,000              -             3.15       10/25/11
                   35,000              -             1.71       12/05/12
                   12,000              -             1.95       10/01/14
                   12,000         10,000(1)          1.88       06/24/17
                   ------         ------
                   89,000         10,000
                   ------         ------

Mark Dumouchel      4,000              -             2.44       03/21/14
                    2,000              -             2.91       03/29/15
                   ------         ------
                    6,000              -
                   ------         ------
David Dumouchel    12,000              -             5.00       08/17/07
                    2,000              -             3.38       08/09/08
                   ------         ------
                   14,000              -
                   ------         ------

                                     86


Michael Curry           -              -                -              -
                   ------         ------
                        -              -
                   ------         ------
Wayne Gunter            -              -                -              -
                   ------         ------
                        -              -
                   ------         ------
Donato Mazzola      6,000              -             4.75       10/19/10
                   ------         ------
                    6,000              -
                   ------         ------

1) These options are exercisable for 2,000 shares on each of 12/31/07, 06/30/08, 12/31/08, 06/30/09 and 12/31/09.

Option Exercises and Stock Vested
---------------------------------

     There were no stock options exercised by any of our named executive officers for the fiscal year ended June 30, 2007. We have not issued restricted stock, restricted stock units, or other similar instruments.

Potential Payments upon Termination or Change in Control
--------------------------------------------------------
     The following summarizes the payments and benefits to which the named executive officers would have been entitled to, if their employment with the Company had terminated on June 30, 2007.

     All of our named executive officers have oral employment arrangements as of June 30, 2007.

     Karen Wright's oral employment arrangement (effective during the fiscal year ended June 30, 2007) provided for an annual base salary of $102,500. If her employment were terminated on June 30, 2007, she would have been entitled to unused vacation time which amounted to $5,174. If such termination were to occur, Ms. Wright would receive the right to receive health benefits through the Consolidated Omnibus Budget Reconciliation Act ("COBRA") upon her payment to the Company of all necessary amounts. Please see the discussion of Ms. Wright's employment agreement (effective July 1, 2007) under the heading "Executive Employment Agreements" above within this Item 11 of this Form
10-K for a discussion of potential payments upon termination with respect to Ms. Wright's employment agreement for fiscal year 2008 and beyond.

     Mark Dumouchel, David Dumouchel, Michael Curry, Wayne Gunter and Donato Mazzola employment agreements expired by their terms on August 5, 2006. (Negotiations are ongoing to enter into new employment agreements). On the date of expiration, such employees entered into an oral employment arrangement with D.A.W. to become "at will" employees of D.A.W. (Eaton) under the same terms and conditions as existed prior to the expiration of the employment agreements dated August 5, 2006, with the exception of a six month non-compete as compared to a one year non-compete and the annual cost of a vehicle is approximately $7,800 as compared to $8,800. Their annual base salary is $143,788. If employment is terminated for each, each would be entitled to unused vacation time of $5,641, and each would receive the right to receive health benefits through COBRA upon his payment to the Company of all necessary amounts.
                                     87


Director Compensation
---------------------
     The following table shows information regarding compensation paid to non-employee directors for the fiscal year ended June 30, 2007:

                  Fees Earned
                  or Paid In     Option Awards       Total
Name              Cash ($)         ($)(1)              $
----              -----------    -------------       -----
Robert Landis          12,700            9,196      21,896
Donald Lewis                -            8,020       8,020
Kenneth Nyer                -            9,196       9,196
James Schweiger        13,800            8,020      21,820
Gerald Weston          11,600            8,020      19,620

(1) Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) "Share-Based Payment". The options were granted in accordance with our Stock Option Plan with the fair value calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates.

     Karen Wright is also a member of the Board of Directors. Officers or employees of the Company receive no cash compensation for serving as directors. All other compensation which Ms. Wright received as a director is noted in other tables within this Item 11 of this Form 10-K.

     Robert Landis is chairman of our Compensation Committee. James Schweiger is chairman of our Audit Committee.

     The Company has not paid any cash compensation to any person for serving as a director with the exception of the members of the Company's Audit Committee, Compensation Committee and Stock Option Committee, which members receive (a)$600 each per each telephone meeting of the Board or of a committee of the Board and (b)$1,000 each per each in-person meeting of the Board or in-person meeting of a committee of the Board, with each Chairman receiving an additional 50% of the sum which it is to receive under (a) and (b) above with respect to each meeting. With the exception of the amounts mentioned in the first sentence of this paragraph, the Company does not intend to compensate non-employee directors for serving as directors except to reimburse them for expenses incurred in connection with their service as directors and to issue automatic grants of non-qualified stock options pursuant to the 2002 Stock Option Plan. Directors who are employees receive no cash compensation for serving as directors; however, they are reimbursed for out-of-pocket expenses incurred in connection with their service as directors and are issued stock options pursuant to the 2002 Stock Option Plan. Pursuant to the 2002 Stock Option Plan, directors and a particular officer of the Company receive automatic grants of options for 4,000 shares of Company common stock for each year served as a director/officer, as applicable, with 2,000 of such options vesting semi-annually each June 30th and December 31st, provided that the optionee is still serving as a director/officer, as applicable, on such date.


                                     88

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The members of the Compensation Committee are Robert Landis, James Schweiger and Gerald Weston. There were no Compensation Committee interlocks or insider (employee) participation for the year ended June 30, 2007.

ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following table sets forth information as of October 12, 2007, based on information obtained from the persons named below with respect to the beneficial ownership of shares of common stock by each person known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. The table includes the Class A preferred stock which has 2,000,000 votes in the aggregate outstanding and Class B preferred stock which has 2,000,000 votes in the aggregate outstanding and is based upon the number of shares of common stock issued and outstanding of 3,978,199 as of October 12, 2007, with such common stock having one vote per each share.

                                                 Amount and nature   Percentage
                   Name and address of           of beneficial       of class
Class              beneficial owner              ownership(1)        owned (%)
-----              ----------------              -----------         ----------
Class A Preferred  Samuel Nyer                        2,000(2)            100
Stock              1292 Hammond Street
                   Bangor, Maine 04401

Class B Preferred  Samuel Nyer                        1,000(3)            100
Stock              1292 Hammond Street
                   Bangor, Maine 04401

Common Stock       Samuel Nyer                    1,930,300(4)            34.7
                   1292 Hammond Street
                   Bangor, Maine 04401

Common Stock       Around the Clock Partners, LP    551,721(5)             9.9
                   33 6th Street South, Suite 204
                   St. Petersburg, FL 33701

Common Stock       Jonathan Rothschild               286,433               5.2
                   c/o Arterio, Inc.
                   1061-B Shary Circle
                   Concord, CA 94518-2407

1 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options and warrants which vest within 60 days of October 12, 2007, i.e., by December 11, 2007. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all voting securities beneficially owned by them.

2 Each share of Class A Preferred Stock carries the right to 1,000 votes on any matter put to a vote of the Common Stock (equivalent to 2,000,000 votes of common stock).

3 Each share of Class B Preferred Stock carries the right to 2,000 votes on any matter put to a vote of the Common Stock (equivalent to 2,000,000 votes of common stock).

4 Includes 89,300 shares of Common Stock, 560,000 shares of Common Stock underlying options granted to Mr. Nyer pursuant to the 1993 Stock Option Plan and the 2002 Stock Option Plan (the "Plans"). Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer's 1999 employment agreement, as amended and 781,000 shares of Common Stock owned by Nyle International Corp., 72 Center Street, Brewer, Maine 04412, of which Mr. Nyer is chairman and controlling shareholder. All of Mr. Nyer's 1,060,000 granted stock options are vested and currently exercisable.

5 Includes 514,930 shares of Common Stock and 36,791 Warrants which are exercisable.
                                     89
 (b) The following table sets forth information as of October 12, 2007, based on information obtained from the persons named below with respect to the beneficial ownership of each class of equity securities by (i) each director,
(ii) each named executive officer and (iii) all executive officers and directors as a group.

                                               Amount and nature   Percentage
                   Name and address of           of beneficial       of class
Class              beneficial owner              ownership(1)        owned  (%)
-----              ----------------              -----------       ----------
Common Stock       Robert J. Landis                  10,000(2)            *
                   1292 Hammond Street
                   Bangor, ME  04401

Common Stock       Donald C. Lewis, Jr.              59,000(3)           1.1
                   c/o Nyle International Corp.
                   72 Center Street
                   Brewer, ME  04412

Common Stock       Kenneth L. Nyer, M.D.             74,000(4)           1.3
                   48 Old Orchard Road
                   New Rochelle, NY  10804
Common Stock       James Schweiger                   30,000(5)            *
                   1843 Morning Sky Drive
                   Winter Garden, FL  34787

Common Stock       Gerald Weston                     10,000(6)            *
                   1292 Hammond Street
                   Bangor, ME  04401

Common Stock       Karen L. Wright                   68,100(7)           1.2
                   1292 Hammond Street
                   Bangor, ME  04401
Common Stock       Michael Curry                          0               *
                   13 Water Street
                   Holliston, MA  01746

Common Stock       David Dumouchel                    2,000(8)            *
                   13 Water Street
                   Holliston, MA  01746

Common Stock       Mark Dumouchel                     6,000(9)            *
                   13 Water Street
                   Holliston, MA  01746

Common Stock       Wayne Gunter                           0               *
                   13 Water Street
                   Holliston, MA  01746

Common Stock       Donato Mazzola                     6,400(10)           *
                   13 Water Street
                   Holliston, MA  01746

All directors and executive officers                265,500  2,3,4,5,6,7,8,9&10
  of the Company as a group (eleven persons)                               4.8

* less than 1% of class
                                     90

1 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options and warrants which vest within 60 days of October 12, 2007, i.e., by December 11, 2007. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all voting securities beneficially owned by them.

2 Consists of 10,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.
3 Consists of 59,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

4 Consists of 74,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

5 Consists of 30,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

6 Consists of 10,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

7   Includes 67,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable and 1,100 shares of Common Stock held by an ADCO employee investment club by which Ms. Wright owns 220 shares. The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power of this stock.

8 Consists of 2,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

9 Consists of 6,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

10 Includes 400 shares of Common Stock and 6,000 shares of Common Stock underlying vested options granted pursuant to the Plans which are currently exercisable.

(c) Changes in control. There are no arrangements, known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

                                     91


 Equity Compensation Plan Information.
 -------------------------------------
Plan Category  Number of securities to  Weighted average   Number of Securities
               be issued upon exercise  exercise price of  remaining available
               of outstanding options,  outstanding        for future issuance
               warrants and rights      options, warrants  under equity
                                         and rights        compensation
                                                           plans (excluding
                                                           securities reflected
                                                           in first column)
Equity compensation
plans approved by
security holders 1          908,000         $2.13             2,533,100

Equity compensation
plans not approved
by security holders 2,3     703,320          5.14                     0
                          ---------                           ---------
  Total                   1,611,320         $3.44             2,533,100
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

       Business Development Consulting Agreement
       -----------------------------------------
     With respect to equity compensation, this agreement provides the Company's business and public relations consultant, Alliance Capital Resources, Inc., with 150,000 options, for shares of common stock of the Company, which vested on October 1, 1999, with an exercise price of $1.71 per share. The term of each such option is ten years and the agreement also provides the consultant with
                                     92
best effort registration rights with respect to any shares of common stock issuable upon the exercise of the options. The Company has registered the shares underlying the options pursuant to a registration statement filed in March 2006. As of the date hereof, none of these options have been exercised.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

 (a) Transactions with Related Persons.

     The Company is currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore the Company has not lent any further sums to its affiliates.

     Mr. Samuel Nyer, former chairman of the board, was a guarantor of ADCO's loan. This loan was paid in July 2005. D.A.W. employs relatives of the minority shareholders of D.A.W. Mr. Michael Curry's spouse is employed as a pharmacist; Mr. David Dumouchel's spouse, Jennifer Dumouchel is employed as a pharmacist; Ms. Dumouchel's annual salary is $90,000. Mr. Mark Dumouchel's mother is employed as a durable medical supplies specialist; and Mr. Wayne Gunther's daughter is employed as a pharmacist technician. The Company leases a drug store facility owned by Eileen Dumouchel, the mother of Mark Dumouchel, the President of D.A.W. and a member of the Board of Directors of D.A.W.. During fiscal year 2007, the Company paid Ms. Dumouchel $71,000, and the Company paid Ms. Dumouchel $60,000 per year for 2006 and 2005. The lease expires on July 31, 2011. ADCO employs two relatives of Ms. Karen Wright, the Company's president, treasurer, chief executive officer, principal accounting and chief financial officer, chief operating officer and secretary. One relative is employed as ADCO's assistant comptroller and the other as a data entry clerk/receptionist. The Company believes that the compensation paid to these individuals is no greater than unrelated persons would receive.

     Each of Michael Curry, David Dumouchel, Mark Dumouchel, Wayne Gunter and Donato Mazzola (each of whom is a named executive officer of the Company, collectively, the "D.A.W. Named Executive Officers" had employment agreements with D.A.W. which expired in August 2006. Since these employment agreements expired, these employees had the right to require the Company to purchase all
                                     93
or any portion of their shares of D.A.W. and an associated subsidiary (collectively, the "Subsidiaries"). In addition, on the date of the expiration of these employment agreements. D.A.W. entered into oral, "at will" employment agreements with each of the D.A.W. Named Executive Officers which were on substantially the same terms and conditions as the employment agreements that existed up until that date. See Item 1A "Risk Factors - Restricted Assets and Uncertainties" for the interrelationships and related transactions between the D.A.W. Named Executive Officers and the Company and D.A.W.

(b) Review, approval or ratification of transactions with Related Persons.

     It is the unwritten policy of the Company and its subsidiaries that before a transaction with a related party will be entered into, it must receive approval of a majority of the disinterested members of the applicable Board of Directors. In determining whether or not a transaction involves a related party, the definition provided under Item 404 of Regulation S-K is applied.

     All of the above transactions received the unanimous approval of the disinterested members of the appropriate Board of Directors.

Director Independence
---------------------
     Applying the definition of independence provided under all applicable Nasdaq rules, each of Robert Landis, James Schweiger and Gerald Weston are independent members of the Board of Directors of the Company. Such persons, who serve as the members of the audit committee of the Company, would also be independent for purposes of the audit committee rules of Nasdaq. The following persons who are directors are not independent under Nasdaq rules for the following reasons: (a) Karen Wright is an executive officer of the Company,
(b) Donald Lewis is an executive officer of a company (Nyle International) which consolidated its financial statements with that of the Company within the past three years, and (c) Kenneth Nyer is the child of a person (Samuel Nyer) who was an executive officer of the Company within the past three years.

ITEM 14.  Principal Accountant Fees and Services

Audit Fees
----------
      We paid Sweeney, Gates & Co. audit fees in the aggregate of $140,100 and $137,950 for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2007 and June 30, 2006, respectively, and for the review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

Audit-Related Fees
------------------
      In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by Sweeney, Gates & Co. for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements were $5,100 and $12,900 for the fiscal years ended June 30, 2007 and June 30, 2006, respectively. Such services in 2007 were for attending an audit committee meeting and research of accounting treatment. Such services in 2006 were in connection with the review of two S-3 registration statements, attending an audit committee meeting and the review of a comment letter from Securities and Exchange Commission.
                                     94


Tax Fees
--------
      The aggregate fees for professional services rendered by Sweeney, Gates & Co. for tax compliance, tax planning and tax advice were $26,000 and $25,700 for the fiscal years ended June 30, 2007 and June 30, 2006, respectively.
All Other Fees
--------------      Sweeney, Gates & Co. did not provide Nyer Medical Group,
Inc. and its
Subsidiaries with any other services during the fiscal years ended June 30, 2007 and June 30, 2006, respectively.

Audit Committee's Preapproval Policies and Procedures
-----------------------------------------------------
     The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Sweeney, Gates & Co. in 2007.

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


                                    PART IV
                                    -------

ITEM 15.  Exhibits and Financial Statement Schedules.

(a).  Financial Statements and Exhibits

(1).  FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of June 30, 2007 and
          June 30, 2006

         Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005

         Consolidated Statements of Changes in Shareholders'
          Equity for the years ended June 30, 2007, 2006
          and 2005

         Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

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

10.  Material Contracts

      10.1  1993 Stock Option Plan(2) **
      10.2  Amendment to 1993 Stock Option Plan(3) **      10.3  Second
Amendment to 1993 Stock Option Plan (3) **
      10.4 Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
      10.5 Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc. (3)
      10.6 Employment Agreement, dated as of October 25, 1999, between Nyer Medical Group, Inc. and Mr. Samuel Nyer (3) **
      10.7  Third Amendment to 1993 Stock Option Plan (4) **
      10.8  2002 Stock Option Plan (4) **
      10.9 Stock Option Agreement between Nyer Medical Group, Inc. and Mr. Samuel Nyer (4) **
      10.10 Stock Option Agreement between Nyer Medical Group, Inc. and
            Alliance Capital Resources, Inc. (4)
      10.11 Agreement, dated July 2002, between Gary Parker, M.D. and Nyer Medical Group, Inc. (5)
      10.12 Agreement, dated September 7, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc.(5)
      10.13 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Promissory Note. (5)
      10.14 Agreement, dated October 6, 2004, by Nyer Medical Group, Inc.
            in favor of KeyBank NA - Commercial Guaranty. (5)
      10.15 Agreement, dated October 6, 2004, between KeyBank, NA and ADCO Surgical Supply, Inc. - Mortgage. (5)
      10.16 Addendum to Agreement, dated October 31, 2005, between KeyBank, NA and ADCO Surgical Supply, Inc.(9)
      10.17 Letter of Renewal, dated November 22, 2006, between KeyBank, NA and ADCO Surgical Supply, Inc.(16)
      10.18 2004 Addendum to Agreement between Alliance Capital Resources, Inc. and Nyer Medical Group, Inc. (not written). (5)
      10.19 Employment Agreement between Samuel Nyer and Nyer Medical Group, Inc. (not written). (5) **
      10.20 Employment Agreement between Karen Wright and Nyer Medical Group, Inc. (not written). (6)(13) **
      10.21 Employment agreements, dated as of August 5, 2006, between D.A.W., Inc., and each of Michael Curry, Mark Dumouchel, David Dumouchel, Wayne Gunter and Donato Mazzola (not written). ** ***
                                     97
      10.22 Shareholders' Agreement, dated as of August 5, 1996, among Nyer Medical Group, Inc., Mark Dumouchel, David Dumouchel, Lucille Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc. and F.M.T. Franchise Company, Inc. (5)
      10.23 Service Agreement, dated as of August 5, 1996, by and between Nyer
            Medical Group, Inc. and D.A.W., Inc. (7)       10.24 Supply
            Agreement, dated July 1, 2006, between McKesson Corporation and of D.A.W., Inc. (15)
      10.25 Consulting Agreement and Release, dated as of December 5, 2005, between Sam Nyer and Nyer Medical Group, Inc. (10)
      10.26 Purchase and Sales Agreement, dated April 23, 2006, among Connors Pharmacy, John Connors, Austin Connors, and D.A.W., Inc. (14)
      10.27 Forbearance Agreement, dated as of August 5, 2007, among Nyer Medical Group, Inc., Mark Dumouchel, David Dumouchel, Lucille
            Curry, Michael Curry, Donato Mazzola, Wayne Gunter, D.A.W., Inc.
            and F.M.T. Franchise Company, Inc.(11)
      10.28 Pledge Agreement, dated August 14, 2006, by Nyer Medical Group,
            Inc. in favor of D.A.W., Inc.(12)

14.  Code of Ethics.
      14.1  Nyer Medical Group, Inc.'s Code of Conduct and Ethics Policy. (5)

21.  Subsidiaries of the Registrant.
      21.1  Subsidiaries ***

23.  Consent of Experts and Counsel
      23.1  Consent of Sweeney, Gates and Co.  ***

31.  Rule 13a-14(a)/15d-14(a) Certifications
      31.1  Certification of Chief Executive Officer. ***
32.  Section 1350 Certifications
      32.1 Section 1350 Certification of President, Chief Executive Officer and Chief Financial Officer. ***

(1)  Contained in Registration Statement on Form S-18 filed on April 13, 1992.
(2)  Contained in Form 10-KSB filed April 1996.
(3)  Contained in Form 10-K filed October 2002.
(4)  Contained in Form 10-K filed September 2003.
(5)  Contained in Form 10-K filed October 2004.
(6)  Contained in Form 10-K filed September 2005.
(7) Contained in Form 8-K(as Exhibit B to Exhibit 2(Stock Exchange Agreement)) filed on August 22, 1996.
(8)  Contained in Form 8-K filed April 18, 2005.
(9)  Contained in Form 8-K filed October 31, 2005.
(10) Contained in Form 8-K filed December 6, 2005.
(11) Contained in Form 8-K filed August 9, 2006.
(12) Contained in Form 8-K filed August 16, 2006.
(13) Contained in Form 8-K filed September 27, 2006.
(14) Contained in Form 10-K filed September 28, 2006.
(15) Contained in Form 8-K filed November 14, 2006.
(16) Contained in Form 8-K filed November 22, 2006.

(**)  This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.
(***) Filed here within.

                               SIGNATURES
                               ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2007.
                                     NYER MEDICAL GROUP, INC.
                                     ------------------------
                                     Registrant


                                     By:/s/ Karen L. Wright
                                            ---------------
                                        Karen L. Wright, President,
                                        Principal Executive Officer and
                                        Chief Executive Officer




































    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of October 2007.

          Signature                          Title
          ---------                          -----

          /s/ Karen L. Wright                President, Principal Executive
          Karen L. Wright                    Officer, Treasurer, Vice President
                                             of Finance, Vice President of
                                             Operations, Principal Financial
                                             Officer, Principal Accounting
                                             Officer, Secretary and Director
          /s/ Robert Landis                  Director
          Robert Landis


          /s/ Donald Lewis                   Director
          Donald Lewis


          /s/ Kenneth Nyer, M.D.             Director
          Kenneth Nyer, M.D.


          /s/ James Schweiger                Director
          James Schweiger


          /s/ Gerald Weston                  Director
          Gerald Weston





















NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2007 Annual Report on Form 10-K

EXHIBIT 10.21  Employment agreements, dated as of August 5, 2006, between
            D.A.W., Inc., and each of Michael Curry, Mark Dumouchel, David Dumouchel, Wayne Gunter and Donato Mazzola (not written).

     D.A.W., Inc. ("DAW"), an 80% owned subsidiary of the Registrant, Nyer Medical Group, Inc. maintains an oral, "at will" employment agreement with each of Michael Curry, Mark Dumouchel, David Dumouchel, Wayne Gunter and Donato Mazzola each of which provides for an annual base salary of $146,656. Each of these agreements contains a provision for a leased vehicle with an annual cost of approximately $7,800 and a six-month non-compete agreement. In addition, each such employee is eligible to participate in DAW's benefit plans, including, health insurance and 401K. Moreover, such employees each received life insurance coverage in the aggregate of $2,000,000 -- $1,000,000 designated to DAW and $1,000,000 for the purpose of retiring the deceased shareholder's stock in DAW.

     Such employees also receive non-equity incentive payments which are determined based on performance at the subsidiary level as follows: for income greater than $450,000, an amount equal to 10% of the amount in excess of $450,000, if any (for income between $450,001 and $900,000); plus, for income greater than $900,000, an amount equal to 15% of the amount in excess of $900,000, if any (for income between the amounts of $900,001 and $1,350,000); plus for income greater than $1,350,000, an amount equal to 20% of the amount in excess of $1,350,000, if any (in excess of $1,350,000). Income shall be calculated before income taxes and the management fees paid to the Company by D.A.W.

























NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
2007 Annual Report on Form 10-K


EXHIBIT 21.1  SUBSIDIARIES OF THE REGISTRANT


                    Doing Business    State or Country  Percentage Voting
   Subsidiary       As(DBA)           of Incorporation  Stock/Interests Owned
   ----------       --------------    ----------------  ---------------------
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























                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         2007 Annual Report on Form 10-K

EXHIBIT 23.1  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Nyer Medical Group, Inc.

     We hereby consent to the incorporation by reference in the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-66554), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-106075), the Registration Statement of Nyer Medical Group, Inc. (Form S-3
No. 333-113357), the Registration Statement of Nyer Medical Group, Inc.
(Form S-3 No. 333-132273), the Registration Statement of Nyer Medical Group, Inc. (Form S-3 No. 333-129415) and the Registration Statement of Nyer Medical Group, Inc. (Form S-8 No. 333-140151 of our report dated September 21, 2007 relating to the consolidated financial statements and schedules of Nyer Medical Group, Inc. included in the Annual Report (Form 10-K) for the year ended June 30, 2007.


                                            /s/ Sweeney, Gates & Co.


Fort Lauderdale, Florida
October 12, 2007
























                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                         2007 Annual Report on Form 10-K
EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE
SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002

I, Karen L. Wright, certify that:

1.  I have reviewed this annual report on Form 10-K of Nyer Medical Group,Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  October 12, 2007

/s/ Karen L. Wright
    ----------------
    Karen L. Wright
    President
    (Principal Executive Officer)
    Vice President - Finance
    (Principal Financial and Accounting Officer)

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES2007 Annual Report on Form 10-K

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Nyer Medical Group, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Karen L. Wright
    ---------------
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer
    October 12, 2007




















