Form 10-Q
period 2007-09-30
NYER MEDICAL GROUP INC
filed 2007-11-14
CIK 884647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2007

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                   Commission File Number           000-20175
                                                    ---------


                               NYER MEDICAL GROUP, INC.
                               -----------------------
           (Exact name of registrant as specified in its charter)

                   Florida                               01-0469607
                  ---------                              ----------
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)                Identification No.)

              1292 Hammond Street, Bangor, Maine               04401
              ----------------------------------               -----
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

As of November 13, 2007 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.
                                1 of 26
 FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007

                                      INDEX


                                                                    Page No.
                                                                    --------
                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, September 30, 2007
             and June 30, 2007                                            4
           Consolidated Statements of Operations, Three Months
             Ended September 30, 2007 and September 30, 2006              6
           Consolidated Statements of Cash Flows, Three Months
             Ended September 30, 2007 and September 30, 2006              7
           Selected Notes to Consolidated Financial Statements            9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17

  Item 3.  Quantitative and Qualitative Disclosures About

             Market Risk                                                 21

  Item 4.  Controls and Procedures                                       21


                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             21

  Item 1A. Risk Factors                                                  22

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      22

  Item 3.  Defaults Upon Senior Securities                               23

  Item 4.  Submissions of Matters to a Vote of Security Holders          23

  Item 5.  Other Information                                             23

  Item 6.  Exhibits                                                      23

           Signatures                                                    24








                                      2

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007


     Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "we expect", "we anticipate", "we believe", "we estimate" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described in our most recent Annual Report on Form 10-K as filed with Securities and Exchange Commission (the "SEC").

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





































                                      3


  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           September 30,       June 30,
                                              2007              2007
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $   759,737       $ 1,172,081
  Accounts receivable, less allowance
   for doubtful accounts of $85,000
   at September 30, 2007 and at
   June 30, 2007                             4,895,948         5,180,693
  Inventories                                7,161,981         6,830,589
  Prepaid expenses and other current
   assets                                      248,326           260,211
  Refundable income taxes                      164,115            84,000
  Current portion of deferred tax
   asset                                       193,000           248,000
                                           -----------       -----------
Total current assets                        13,423,107        13,775,574
                                           -----------       -----------
Property, plant and equipment, net
 of accumulated depreciation                 1,375,548         1,413,300
                                           -----------       -----------
Goodwill                                       104,463           104,463
Other intangible assets                        815,985           570,219
Long-term portion of deferred tax asset        386,000           377,000
                                           -----------       -----------
                                             1,306,448         1,051,682
                                           -----------       -----------

      Total assets                         $16,105,103       $16,240,556
                                           ===========       ===========






     See accompanying notes to consolidated financial statements.


                                      4


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30,       June 30,
                                              2007              2007
                                              ----              ----
                                           (Unaudited)

Current liabilities:

  Line of credit                           $   190,000       $   125,000
  Current portion of long-term debt            164,750           176,749
  Accounts payable                           4,112,272         4,037,493
  Accrued payroll and related taxes            738,663           751,912
  Accrued expenses and other liabilities       194,396           345,197
  Income taxes payable                               -            67,445
  Liabilities to be disposed of from
   discontinued operations                     298,628           298,628
                                           -----------       -----------
            Total current liabilities        5,698,709         5,802,424
                                           -----------       -----------

Long-term debt, net of current
  portion                                       79,771           113,958
                                           -----------       -----------
Deferred tax liabilities                        28,000            32,000
                                           -----------       -----------
Minority interest                            1,855,742         1,827,861
                                           -----------       -----------

Shareholders' equity:
  Preferred stock                                    3                 3
  Common stock                                     398               398
  Additional paid-in capital                18,109,394        18,096,037
  Accumulated deficit                       (9,666,914)       (9,632,125)
                                            ----------       -----------
            Total shareholders'
             equity                          8,442,881         8,464,313
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $16,105,103       $16,240,556
                                           ===========       ===========









     See accompanying notes to consolidated financial statements.
                                      5

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            For the three months ended
                                           September 30,   September 30,
                                               2007            2006
                                               ----            ----
Revenues:
  Sales                                   $17,381,746      $16,383,306
  Dispensing fees                             703,403          498,345
                                          -----------      -----------
      Total revenues                       18,085,149       16,881,651

Cost and expenses:
  Cost of sales                            13,656,886       12,988,657
  Selling, general and administrative
    expenses                                4,276,574        3,726,509
  Depreciation and amortization               150,882          137,183
                                          -----------      -----------
      Total costs and expenses             18,084,342       16,852,349
                                          -----------      -----------
  Operating income                                807           29,302
                                          -----------      -----------
Other income (expense):
  Interest expense                             (7,405)          (6,737)
  Interest income                               3,970            5,179
  Other                                        19,050           18,101
                                          -----------      -----------
       Total other income                      15,615           16,543
                                          -----------      -----------
Income before income taxes and
  minority interest                            16,422           45,845

Provision for income taxes                    (23,330)         (29,900)

Minority interest expense, net
  of income taxes expense                     (27,881)         (21,159)
                                          -----------      -----------
Net (loss) income                         $   (34,789)     $    (5,214)
                                          ===========      ===========
Basic and diluted income per share:       $      (.01)     $         -
                                          ===========      ===========
Weighted
average common shares
   outstanding, basic and diluted           3,978,199        3,978,199
                                            =========        =========





             The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                            For the three months ended
                                           September 30,   September 30,
                                               2007            2006
                                               ----            ----
Cash flows from operating activities:

  Net (loss) income                        $    (34,789)    $     (5,214)

  Adjustments to reconcile net (loss)
   to net cash provided by operating
   activities:
  Depreciation                                  116,593          107,079
  Amortization                                   34,289           30,104
  Stock-based compensation expense               13,357           10,413
  Deferred income tax                            42,000           11,900
  Minority interest                              27,881           21,159
  Changes in working capital                    (19,478)         296,062
                                           ------------     ------------
 Net cash flows provided by operating
  activities from continuing operations         179,853          471,503
                                           ------------     ------------
Cash flows from investing activities:

 Acquisition of pharmacy                       (552,115)            -
 Purchase of property, plant and
   equipment, net                               (58,896)         (46,602)
                                           ------------     ------------
 Net cash flows used in investing
   activities                                  (611,011)         (46,602)
                                           ------------     ------------
Cash flows from financing activities:

 Proceeds from line of credit                    65,000                -
 Payments on long-term debt                     (46,186)         (47,648)
                                           ------------     ------------
 Net cash flows provided by (used in)
  financing activities                           18,814          (47,648)
                                           ------------     ------------
Net (decrease) increase in cash                (412,344)         377,253

Cash at beginning of period                   1,172,081          814,119
                                           ------------     ------------
Cash at end of period                      $    759,737     $  1,191,372
                                           ============     ============



            The accompanying notes are an integral part of the consolidated financial statements.
                                      continued

  FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                            For the three months ended
                                           September 30,   September 30,
                                               2007            2006
                                               ----            ----
 Changes in working capital:


  Accounts receivable                      $    284,745     $    413,877
  Inventories                                   (79,277)         (36,026)
  Prepaid expenses and other current
   assets                                        11,885           19,462
  Refundable income taxes                       (80,115)          18,000
  Accounts payable                               74,779          116,092
  Accrued payroll and related taxes             (13,249)         (28,921)
  Accrued expenses and other liabilities       (150,801)         (71,422)
  Income tax payable                            (67,445)        (135,000)
                                           ------------     ------------
      Net change                           $    (19,478)    $    296,062
                                           ============     ============

  Supplemental disclosures of cash flow information:


                                            For the three months ended
                                           September 30,   September 30,
                                               2007            2006

                                               ----            ----
Cash paid during the period for:


Interest                                   $      6,950     $      6,903
                                           ============     ============
Income taxes                               $    128,892     $    135,000
                                           ============     ============

Supplemental schedule of non-cash investing and financing activities:

The acquisition of a pharmacy in July 2007 is summarized as follows:

  Inventory                                $   252,115
  Property, plant and equipment                 19,945
  Prescription lists                           280,055
                                           -----------
      Cash paid for acquisition            $   552,115
                                           ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Accounting Policies
   -------------------

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

     It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2007.

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

     As a result of adopting SFAS No. 123R, the Company recorded stock based compensation expenses of $13,357 and $10,413 for the three months ended September 30, 2007 and 2006, respectively.

3.  Going Concern and Management's Plan
    -----------------------------------

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant uncertainties as to its ability to finance the purchase of the remaining 20% of the Pharmacy segment, execute acceptable employment agreements with the Pharmacy management, and successfully manage the operations of the Pharmacy segment. Additionally, the Company has not repaid its debt of at least $463,130 to its 80% owned subsidiary which may result in legal actions against the Parent. The Parent and its wholly owned companies in the Medical segment have sustained continuing significant losses, declining sales and have utilized significant portions of its line of credit. The 80% owned subsidiary has declined to upstream funds and subsequent to year end, has ceased any payments to the parent for management fees. This raises significant doubt about the Company's ability to continue as a going concern.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.  Going Concern and Management's Plan, continued
    -----------------------------------

     The Company's continued existence is dependent upon its ability to obtain financing to purchase the remaining 20% of the Pharmacy segment and repay the $463,130 debt to its 80% owned subsidiary and to execute employment agreements with the Pharmacy management team.

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

     In August of 1996, the Company and the shareholders of D.A.W. entered into a stock exchange agreement and plan of reorganization whereby the Company acquired by exchange with the sellers 80% of the issued and outstanding stock of D.A.W., Inc. ("D.A.W.") and F.M.T. Franchise Company, Inc. ("F.M.T.").

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

     Four of the Shareholders of D.A.W. (and the husband of another Shareholder) have employment agreements which expired in August 2006 (which agreements were replaced by oral, "at will" agreements, described at Item 11 ("Executive Compensation") of the Company's Form 10-K filed with the SEC on October 12,
2007). When the agreements expired, the Shareholders had the right to require the Company to purchase all or any portion of their shares of D.A.W. and the other subsidiary of the Company held by these persons.

     In August 2006, the Company entered into a forbearance agreement with the Shareholders which stated/accomplished the following:

     The Company acknowledged that 100% of the shares of the subsidiaries of the Company (the "Subsidiaries") held by each Shareholder (the "Put Shares") have been offered to the Company for purchase.
                                      10

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     The Company agreed to pay $16,665 per month in total to certain Shareholders from the first business day of August 2006 until the earlier of (i) the closing of the Purchase, and (ii) December 15, 2006; and $33,335 per month from and after December 16, 2006 until the closing of the Purchase. The total paid to certain shareholders as of September 30, 2007 was $391,450.

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

     If the amounts owing to each of D.A.W. and the Shareholders described above cannot be raised and/or if some other acceptable arrangement cannot be negotiated, then D.A.W. and the Shareholders may enforce their rights with respect to the payment of such amounts. Although at this time, the Company does not have a definitive plan to satisfy D.A.W. and the Shareholders (and therefore, D.A.W. and the Shareholders may then seek to enforce their rights in a manner which would be materially adverse to the Company and its shareholders) the Company, D.A.W. and the Shareholders have been negotiating with respect to this matter, and the Company believes that progress is being made.
                                      11

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Restricted Assets and Uncertainties, continued
    -----------------------------------

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

5.  Other intangible assets
    -----------------------

    The following is a summary of other intangible assets:

    September 30, 2007   Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists        9.5     $1,031,555      $239,569      $791,986
    Non-compete agreements     .5        340,000       316,001        23,999
                                      ----------      --------      --------
        Totals                        $1,371,555      $555,570      $815,985
                                      ==========      ========      ========

    June 30, 2007        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---

    Prescription lists        8.8     $  751,500      $217,280      $534,220
    Non-compete agreements     .8        340,000       304,001        35,999
                                      ----------      --------      --------
        Totals                        $1,091,500      $521,281      $570,219
                                      ==========      ========      ========


    Amortization expense of intangible assets was $34,289 and $30,104 for the three months ended September 30, 2007 and 2006.

     Based on the balance of intangible assets at September 30, 2007, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

                      Year              Amortization amount
                      ----              -------------------
                      2008                 $ 90,866
                      2009                   89,155

                      2010                   89,155
                      2011                   89,155
                      2012                   87,048
                      Thereafter            370,606
                                           --------
                        Total              $815,985
                                           ========

                                      12

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Discontinued operations
    -----------------------

     The following table shows liabilities of discontinued operations (fire and police segment) at:

                                         September 30,    June 30,
                                             2007           2007
                                             ----           ----
                                         (Unaudited)

   Accounts payable                        $251,957       $251,857
   Accrued expenses and other
     liabilities                             46,671         46,671
                                           --------       --------
       Total liabilities                   $298,628       $298,628
                                           ========       ========




7.  Stock options plans
    -------------------

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

     The following table summarizes stock options outstanding and exercisable at September 30, 2007:

                 Outstanding stock options       Exercisable stock options
                 -------------------------       -------------------------
                         Weighted                        Weighted
                         average     Weighted            average      Weighted
Exercise                 remaining   average             remaining    average
price                    contractual exercise            contractual  exercise
range           Shares      life     price       Shares     life      price
-----           ------      ----     -----       ------     ----      -----
$1.29-$1.95      712,000    6.8      $1.70        702,000    6.8      $1.70
$2.10-$3.52      138,000    5.4      $2.80        116,000    5.4      $2.80
$4.75 $6.50      558,000    1.0      $6.37        558,000    1.0      $6.37
               ---------                        ---------
               1,408,000                        1,376,600
               =========                        =========

                                      13



 FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Stock options plans, continued
    -------------------
    A summary of changes in common stock options at September 30:

                           2007                         2006
                           ----                         ----
                     Weighted average             Weighted average
                  Shares   exercise price       Shares   exercise price
                  ------   --------------       ------   --------------
Outstanding at
 June 30:        1,471,600      $3.72          1,532,600      $ 4.05
Canceled           (63,600)      5.05            (36,000)      16.75
                 ---------                     ---------
Outstanding at
 September 30:
 the year        1,408,000      $3.66          1,496,600      $ 3.74
                 =========      =====          =========      ======

    There were no grants for the three months ended September 30, 2007 and 2006, respectively.

8.  Earnings per share
    ------------------

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at September 30:
                                              2007           2006
                                              ----           ----
Weighted average number of common
 shares used in basic EPS                    3,978,199       3,978,199
Stock options                                        -               -
                                             ---------       ---------
Weighted average number of common
 shares used in diluted EPS                  3,978,199       3,978,199
                                             =========       =========

     The options were anti-dilutive due to a loss for the period ended September 30, 2007 and 2006, respectively.

9.  Contingencies
    -------------

     Legal proceedings
     -----------------

    The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     In April, 2006, a former employee filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee had been subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge.
On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint sought back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14, 2006. The parties subsequently settled the case at mediation on July 16, 2007. On August 13, 2007, the parties filed a stipulation of dismissal with prejudice in the action.
                                      14

 FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  Contingencies  continued,
    --------------
     Legal proceedings, continued,
     -----------------

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

10. Business Segments
 -----------------

     The Company had two business segments for three months ended September 30:
(1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale.

                                        2007          2006
                                        ----          ----
     Net revenues

          Pharmacies                 $16,924,429   $15,464,410
          Medical                      1,160,720     1,417,241
                                     -----------   -----------

                                     $18,085,149   $16,881,651
                                     ===========   ===========
     Operating income

          Pharmacies                 $   256,650   $   196,520
          Medical                        (34,869)       (4,941)
          Corporate                     (220,974)     (162,277)
                                     -----------   -----------
                                     $       807   $    29,302
                                     ===========   ===========
     Identifiable assets

          Pharmacies                 $14,235,676   $13,115,392
          Medical                      1,103,434     1,491,338
          Corporate                      765,993       702,239
                                     -----------   -----------
                                     $16,105,103   $15,308,969
                                     ===========   ===========

     Capital expenditures

          Pharmacies                 $    58,300   $    31,309
          Medical                            596        15,293
                                     -----------   -----------
                                     $    58,896   $    46,602
                                     ===========   ===========
                                      15

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Business Segments, continued
    -----------------
                                        2007          2006
                                        ----          ----
     Depreciation and Amortization

          Pharmacies                 $   137,791   $   123,304
          Medical                         13,091        13,879
                                     -----------   -----------
                                     $   150,882   $   137,183
                                     ===========   ===========
     Interest expense

          Pharmacies                 $     3,929   $     6,638
          Medical                              -            99
          Corporate                        3,476             -
                                     -----------   -----------
                                     $     7,405   $     6,737
                                     ===========   ===========
     Income taxes

          Pharmacies                 $   105,200   $    75,300
          Medical                        (11,450)         (400)
          Corporate                      (70,420)      (45,000)
                                     -----------   -----------
                                     $    23,330   $    29,900
                                     ===========    ===========















                                      16



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2007 and 2006.

Net Revenues. Total revenues for the three months ended September 30, 2007 increased by $1,203,498 to $18,085,149 or 7.1% from $16,881,651 for the three months ended September 30, 2006.

     The following table shows revenues by business segment for the three months ended September 30:

Business Segment                      2007           2006    % Increase
----------------                      ----           ----     (decrease)
                                                              ----------
Pharmacies                       $16,924,429     $15,464,410      9.4
Medical                            1,160,720       1,417,241    (18.1)
                                 -----------     -----------
                                 $18,085,149     $16,881,651      7.1
                                 ===========     ===========

     The pharmacies segment's revenues increased $1,460,019 to $16,924,429 or 9.4% for the three months ended September 30, 2007 as compared to $15,464,410 for the for the three months ended September 30, 2006, due both to increased prescription sales revenue and dispensing fees. The pharmacies revenues (excluding dispensing fees) increased $1,254,961 to $16,221,026 or 8.4% for the three months ended September 30, 2007 as compared to $14,966,065 for the three months ended September 30, 2006. Three new locations (opened January, April and July 2007, respectively) were the main reason for the increase in revenues of $1,088,661 for the three months ended September 30, 2007 as compared to $0 for the three months ended September 30, 2006. The Waltham location revenues increased approximately $96,400 to $388,140 or 33% for the three months ended September 30, 2007 as compared to $291,740 for the three months ended September 30, 2006. The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization. Dispensing fees revenue increased $205,058 to $703,403 or 41.1% for the three months ended September 30, 2007 as compared to $498,345 for the three months ended September 30, 2006. The reasons for the increase in dispensing fees is the same as increased revenues. Dispensing fees revenue is recognized from contracts with federally qualified health centers (FQHC). The pharmacies manage three pharmacies owned by federally qualified health centers.

    The pharmacies also have contracts to provide pharmacy services to patients of five other federally qualified health centers. The pharmacies maintain a segregated inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. They recognize dispensing fees when a prescription is dispensed from the segregated inventory owned by the FQHC.

     The medical segment's sales decreased $256,521 to $1,160,720 or 18.1% for the three months ended September 30, 2007 as compared to $1,417,241 for the three months ended September 30, 2006 mainly due to a salesman who left to work for a competitor in January 2007 which resulted in a loss of approximately $300,000. Internet sales increased by approximately $95,000 due to increased Internet advertising.
                                      17

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Gross Profit Margins. The overall gross profit margins were 23% for the three months ended September 30, 2007 as compared to 22.7% for the three months ended September 30, 2006. Dispensing fees were not included in the calculation as no cost of sales are estimatable for dispensing fees.

     The following is a table of gross profit margin percentages by business segment for the three months ended September 30:
                                                                % Increase
Business Segment                      2007            2006      (decrease)
----------------                      ----            ----      ----------
Pharmacies                            20.8            19.8         1.0
Medical                               30.4            30.5         (.1)

     The pharmacies segment's gross profit margins increased 1% to 20.8% for the three months ended September 30, 2007 as compared to 19.8% for the three months ended September 30, 2006. The increase was due to purchase volume discounts which helped offset lower insurance reimbursements.

     The medical segment's gross profit margins decreased .1% to 30.4% for the three months ended September 30, 2007 as compared to 30.5% for the three months ended September 30, 2006. This was the result of lower sales prices as an incentive to retain customers that a former salesman attempted to convert to his new employer.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses ("S,G&A") increased $550,065 to $4,276,574 or 14.8% for the three months ended September 30, 2007 as compared to $3,726,509 for the three months ended September 30, 2006.

     The following table shows the breakdown by business segment for the three months ended September 30:

Business Segment                      2007            2006    % Increase
----------------                      ----            ----    (decrease)
                                                              ----------

Pharmacies                       $ 3,680,446     $ 3,141,499     17.2
Medical                              375,154         422,733    (11.3)
Corporate                            220,974         162,277     36.2
                                 -----------     -----------
                                 $ 4,276,574     $ 3,726,509     14.8
                                 ===========     ===========

     The pharmacies' S,G&A expenses increased $538,947 to $3,680,446 or 17.2% for the three months ended September 30, 2007 as compared to $3,141,499 for the three months ended September 30, 2006 mainly due to increased labor costs of approximately $425,572. The increased labor costs consisted of approximately $170,000 due to the short supply of pharmacists and pharmacy technicians and additional personnel due to increased revenues and approximately $240,300 of the increase was due to three pharmacies opened in January, April and July 2007, respectively. The balance of the increase was composed of rent expense of $36,700, advertising expense of $27,201, equipment rental of $25,167, software upgrades and maintenance of $18,294, donations of $14,000, legal expense of $13,427, and seminars of $9,015. The increases were partially offset by a reduction in LIFO expense of $35,000. The remaining increase
                                      18

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Selling, General and Administrative Expenses: continued,

of $4,571 was a combination of miscellaneous operating expenses.

     The medical segment's S,G&A expenses decreased $47,579 to $375,154 or 11.3% for the three months ended September 30, 2007 as compared to $422,733 for the three months ended September 30, 2006. The decrease was due to a combination of the following: a reduction in sales related expenses of $18,136, a decrease in administrative expenses of $13,606, a reduction in warehouse and delivery expense of $10,835, and a decrease in shipping charges of $5,002.

     The Corporate segment's overhead increased by $58,697 to $220,974 or 36.2% for the three months ended September 30, 2007 as compared to $162,277 for the three months ended September 30, 2006 due to a combination of the following: an increase in fees paid to the minority shareholders for an extension of $66,660 (for additional information see note 4, restricted assets and uncertainties), investment banker expense of $28,016. These increases were partially offset by a reduction in legal expenses of $31,013. The remaining increase of $4,966 was a combination of miscellaneous operating expenses.

Interest Expense: Interest expense increased by $668 to $7,405 or 9.9% for the three months ended September 30, 2007 as compared to $6,737 for the three months ended September 30, 2006.

    The following table shows the breakdown of interest expense by business segment for the three months ended September 30:
                                                              %(Decrease)
Business Segment                     2007            2006       increase
----------------                     ----            ----       --------
Pharmacies                       $     3,929     $     6,638        (40.8)
Medical                                    -              99       (100.0)
Corporate                              3,476               -        100.0
                                 -----------     -----------
                                 $     7,405     $     6,737          9.9
                                 ===========     ===========

     The pharmacies' interest expense decreased $2,709 to $3,929 or 40.8% for the three months ended September 30, 2007 as compared to $6,638 for the three months ended September 30, 2006 due to pay down on interest bearing notes.

     The medical segment's interest expense decreased $99 to $0 or 100% for the three months ended September 30, 2007 as compared to $99 for the three months ended September 30, 2006.

     The corporate segment's interest expense increased $3,476 or 100% for the three months ended September 30, 2007 as compared to $0 for the three months ended September 30, 2006. The reason for the increase is interest on a line of credit.

Minority Interest. Minority interest for the pharmacy segment increased by $6,722 to $27,881 or 31.8% for the three months ended September 30, 2007 as compared to $21,159 for the three months ended September 30, 2006. The increase was due to higher net income in the pharmacy segment.
                                      19

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Income Tax Expense. Income tax expense decreased by $6,570 to $23,330 or 22.0% for the three months ended September 30, 2007 as compared to $29,900 for the three months ended September 30, 2006. The income tax expense decreased due to less net income. The Company's income tax expenses are higher than expected due to the pharmacy segment's state tax accrual in Massachusetts and the other subsidiaries losses in other states were not available to offset the tax.

    The following table shows the breakdown of income tax expense by business segment for the three months ended September 30:

                                                              % Increase
Business Segment                      2007            2006     (decrease)
----------------                      ----            ----     ---------
Pharmacies                       $   105,200     $    75,300      39.7
Medical                              (11,450)           (400)  (2762.5)
Corporate                            (70,420)        (45,000)    (56.5)
                                 -----------     -----------
                                 $    23,330     $    29,900     (22.0)
                                 ===========     ===========

Liquidity and Capital Resources

     Net cash provided by operating activities was $179,853 for the three months ended September 30, 2007 as compared to $471,503 for the three months ended September 30, 2006. The primary uses of cash were to fund operations for the medical and corporate operations.

     Net cash used in investing activities was $611,011 for the three months ended September 30, 2007 as compared $46,602 for the three months ended September 30, 2006. The cash used was to fund an acquisition and to purchase property, plant and equipment.

     Net cash provided by financing activities was $18,814 for three months ended September 30, 2007 as compared to net cash used in financing activities was $47,648 for the three months ended September 30, 2006. The Company borrowed an additional $65,000 on its line of credit and made payments on long-term debt.

     At September 30, 2007, cash on a consolidated basis was $759,737 as compared to $1,172,081 at June 30, 2007. The cash balances of the Company and subsidiaries were as follows: pharmacies - $748,512, medical - $3,476 and the Company - $7,749. Because the pharmacies are not a wholly-owned subsidiary of the Company and the Company does not have operating control, it cannot unilaterally cause the pharmacies to loan funds to the Company should the Company require a loan.

     The medical and corporate segments obtained a $300,000 line of credit which expires November 30, 2007. The Company intends to renew the line of credit.
The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. As of the date of this report, the Company has drawn $265,000 on the line of credit.

     At September 30, 2007, we had net accounts receivable of $4,895,948 as compared to $5,180,693 at June 30, 2007. Accounts receivable decreased due to increased collections from the pharmacy segment and the medical segment's decrease in sales.
                                      20

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

     At September 30, 2007, debt was $244,521 as compared to $290,707 at June 30, 2007. Our debt has decreased due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or other relevant market rates or prices over a selected period of time. We are subject to market risk associated with change in the Wall Street Journal Prime Rate in connection with a line of credit for which we have an outstanding balance at September 30, 2007 of $190,000 with an interest rate of 7.75%. The outstanding balance on the line of credit as of the date of this report was $265,000 with an interest rate of 7.75%.

     Please note that we do not have any interest bearing investments. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at September 30, 2007.

Item 4T.  Controls and Procedures
          -----------------------

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

    In April, 2006, a former employee filed a Charge of Discrimination with the Massachusetts Commission Against Discrimination ("MCAD") against the pharmacy segment and an officer of the pharmacy segment, alleging that the former employee had been subjected to discrimination and sexual harassment that resulted in her constructive termination. The pharmacy segment filed a position statement with the MCAD on June 26, 2006 denying the allegations and requesting that the MCAD issue a lack of probable cause finding and dismiss the charge. On August 16, 2006, the former employee withdrew the Charge of Discrimination from the MCAD, and, the next day, filed a civil action in the Middlesex Division of
                                      21

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information, continued

Item 1.  Legal Proceedings, continued
         -----------------

the Superior Court Department of the Massachusetts Trial Court raising allegations identical to those in the MCAD charge. The complaint sought back pay, emotional distress and punitive damages and attorneys' fees in unspecified amounts. The pharmacy segment filed its answer on September 14, 2006. The parties subsequently settled the case at mediation on July 16, 2007. On August 13, 2007, the parties filed a stipulation of dismissal with prejudice in the action.

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

Item 1A.  Risk Factors
          ------------

     The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

      The foregoing equity repurchases by the Company during the fiscal quarter ended September 30, 2007 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                        (c) Total Number
                                            of Shares     (d)Maximum Number
                                            Purchased      (or) Approximate
                                            as Part of     Dollar Value)
               (a) Total                    Publicly       of Shares that
Number     (b) Average     Announced      Purchased Under  May Yet Be For the
Period          of Shares     Price Paid    Plans or       the Plans or
Ended(2007)     Purchased     Per Share     Programs       Programs (shares)
-----------     ---------    -----------    -----------    ----------------
July 1-July 31          0           $ -               0             148,000
August 1-August 31      0           $ -               0             148,000
September 1-
September 30            0           $ -               0             148,000

     On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company's outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan. As of the date of this report, the plan has not been terminated.
                                      22


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     (a) Pursuant to a Current Report on Form 8-K filed on July 16, 2007 with the Securities and Exchange Commission, the Company reported that the Company had not yet paid $4 million owing to the minority shareholders of each of D.A.W. and F.M.T. pursuant to an agreement entered into in August, 2006 (the "Agreement"). Such amount has still not been paid, and the amount owing to such shareholders, as of the date of this report, is $4 million. Pursuant to a Current Report on Form 8-K filed on September 24, 2007 with the Securities and Exchange Commission, the Company reported that it had received a notice from counsel to D.A.W. that the Company had failed to pay an amount of at least $419,000 to D.A.W. pursuant to the Agreement. Such amount was to be paid by the Company to D.A.W. to repay D.A.W. for amounts advanced to the Company to pay certain amounts to certain of the minority shareholders of D.A.W. and F.M.T. Such amount has still not been paid, and, as of the date of this report, the amount owing is approximately $463,130 (with $22,800 of such amount constituting interest due).

     (b) None

Item 4.  Submissions of Matters to a Vote of Security Holders     None
         ----------------------------------------------------

Item 5.  Other Information                                        None
         -----------------

Item 6.  Exhibits
         --------

         Exhibit 10.1 Employment Agreement, dated July 1, 2007, between Nyer Medical Group, Inc. and Karen Wright (incorporated by reference to the registrant's Current Report on Form 8-K filed on June 29, 2007 with the Securities and Exchange Commission).

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



                                      23


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       SEPTEMBER 30, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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





                                     NYER MEDICAL GROUP, INC.
                                     ------------------------
                                     Registrant



  Date:  November 14, 2007           By:/s/ Karen L. Wright
                                        -------------------
                                     Karen L. Wright, President,
                                     Principal Executive Officer,
                                     Chief Executive Officer,
                                     Principal Financial and Accounting
                                     Officer, Chief Financial Officer
                                     and Secretary



























                                      24


EXHIBIT 31.1
------------

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

Date:  November 14, 2007

/s/ Karen L. Wright
   ----------------
    Karen L. Wright
    President
    (Principal Executive Officer)
    Vice President - Finance
    (Principal Financial and Accounting Officer)

                                      25



Exhibit 32.1
------------

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), I, Karen L. Wright, President, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Karen L. Wright
    ---------------
    Karen L. Wright,
    President, Chief Executive Officer
    and Chief Financial Officer
    November 14, 2007








                                      26