Form 10-Q
period 2007-12-31
NYER MEDICAL GROUP INC
filed 2008-02-19
CIK 884647

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-Q

X 	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [ ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).         Yes       No  X

As of February 19, 2008 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.
 FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007

                                      INDEX


                                                                    Page No.
                                                                    --------

                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, December 31, 2007 and
             June 30, 2007                                                4
           Consolidated Statements of Operations, Three Months
             Ended December 31, 2007 and 2006                             6
           Consolidated Statements of Operations, Six Months
             Ended December 31, 2007 and 2006                             7
           Consolidated Statements of Cash Flows, Six Months
             Ended December 31, 2007 and 2006                             8
           Selected Notes to Consolidated Financial Statements           10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         16

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 23

  Item 4T. Controls and Procedures                                       23

                            PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             23

  Item 1A. Risk Factors                                                  24

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      25

  Item 3.  Defaults Upon Senior Securities                               25

  Item 4.  Submissions of Matters to a Vote of Security Holders          26

  Item 5.  Other Information                                             26

  Item 6.  Exhibits                                                      26

           Signatures                                                    27









FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007


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







































FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           December 31,       June 30,
                                              2007              2007
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $ 2,022,703       $ 1,172,081
  Accounts receivable, less allowance
   for doubtful accounts of $70,000 at
   December 31, 2007 and $85,000 at
   June 30, 2007                             5,079,348         5,180,693
  Inventories                                7,577,049         6,830,589
  Prepaid expenses and other current
   assets                                      162,145           260,211
  Refundable income taxes                      119,695            84,000
  Current portion of deferred tax
   asset                                       169,000           248,000
                                           -----------       -----------
      Total current assets                  15,129,940        13,775,574
                                           -----------       -----------
Property, plant and equipment, net
 of accumulated depreciation                 1,409,474         1,413,300
                                           -----------       -----------
Goodwill                                       104,463           104,463
Other intangible assets                        781,696           570,219
Long-term portion of deferred
 tax asset                                     431,000           377,000
                                           -----------       -----------
                                             1,317,159         1,051,682
                                           -----------       -----------

      Total assets                         $17,856,573       $16,240,556
                                           ===========       ===========











     See accompanying notes to consolidated financial statements.
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                           December 31,       June 30,
                                              2007              2007
                                              ----              ----

                                           (Unaudited)

Current liabilities:

  Line of credit                           $   265,000       $   125,000
  Current portion of long-term debt            152,750           176,749
  Accounts payable                           6,328,565         4,037,493
  Accrued payroll and related taxes            474,964           751,912
  Accrued expenses and other liabilities       367,024           345,197
  Income taxes payable                               -            67,445
  Liabilities to be disposed of from
   discontinued operations                           -           298,628
                                           -----------       -----------
            Total current liabilities        7,588,303         5,802,424
                                           -----------       -----------

Long-term debt, net of current
  portion                                       45,584           113,958
                                           -----------       -----------
Deferred tax liabilities                             -            32,000
                                           -----------       -----------
Minority interest                            1,865,995         1,827,861
                                           -----------       -----------
Shareholders' equity:
  Preferred stock                                    3                 3
  Common stock                                     398               398
  Additional paid-in capital                18,121,227        18,096,037
Accumulated deficit                         (9,764,937)       (9,632,125)
                                           -----------       -----------
            Total shareholders'
             equity                          8,356,691         8,464,313
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $17,856,573       $16,240,556
                                           ===========       ===========










     See accompanying notes to consolidated financial statements.
FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                 For the three months ended
                                                 December 31,     December 31,
                                                     2007             2006
                                                     ----             ----
Revenues:
  Sales                                           $18,145,792      $17,202,889
  Dispensing fees                                     759,300          534,192
                                                  -----------      -----------
      Total revenues                               18,905,092       17,737,081

Costs and expenses:
  Cost of sales                                    14,121,112       13,424,278
  Selling, general and administrative expenses      5,056,979        3,910,024
  Depreciation and amortization                       146,887          137,300
                                                  -----------      -----------
      Total costs and expenses                     19,324,978       17,471,602
                                                  -----------      -----------
  Operating (loss) income                            (419,886)         265,479
                                                  -----------      -----------
Other income (expense):
  Interest expense                                     (8,715)          (5,902)
  Interest income                                       4,725            4,877


  Other                                                32,898           20,935
                                                  -----------      -----------
      Total other income                               28,908           19,910
                                                  -----------      -----------
(Loss) income from continuing operations
  before income taxes and minority interest          (390,978)         285,389

Benefit (provision) for income taxes                  120,580         (117,100)

Minority interest expense, net of income
  taxes expense                                       (10,253)         (60,230)
                                                  -----------      -----------
Net (loss) income from continuing operations         (280,651)         108,059
                                                  -----------      -----------
Discontinued operations
Gain on disposal, net of $116,000 income taxes        182,628                -
                                                  -----------      -----------
Net (loss) income                                 $   (98,023)     $   108,059
                                                  ===========      ===========










Basic and diluted (loss) income per share:
  Continuing operations                           $      (.07)     $       .03
  Discontinued operations                                 .05                -
                                                  -----------      -----------
  Basic and diluted (loss) income per share       $      (.02)     $       .03
                                                  ===========      ===========
Weighted average common shares outstanding, basic   3,978,199        3,978,199
                                                    =========        =========
Weighted average common shares outstanding,
 diluted                                            3,978,199        4,215,093
                                                    =========        =========

            The accompanying notes are an integral part of the consolidated financial statements.









































FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                 For the six months ended
                                                December 31,     December 31,
                                                       2007             2006
                                                       ----             ----
Revenues:
  Sales                                           $35,527,538      $33,586,195
  Dispensing fees                                   1,462,703        1,032,537
                                                  -----------      -----------
      Total revenues                               36,990,241       34,618,732

Costs and expenses:
  Cost of sales                                    27,777,998       26,412,935
  Selling, general and administrative expenses      9,333,553        7,636,533
  Depreciation and amortization                       297,769          274,483
                                                  -----------      -----------
      Total costs and expenses                     37,409,320       34,323,951
                                                  -----------      -----------
  Operating (loss) income                            (419,079)         294,781
                                                  -----------      -----------
Other income (expense):
  Interest expense                                    (16,120)         (12,639)
  Interest income                                       8,695           10,056
  Other                                                51,948           39,036
                                                  -----------      -----------
      Total other income                               44,523           36,453
                                                  -----------      -----------
(Loss) income from continuing operations
   before income taxes and minority interest         (374,556)         331,234

Benefit (provision) for income taxes                   97,250         (147,000)

Minority interest expense, net of income
  taxes expense                                       (38,134)         (81,389)
                                                  -----------      -----------
Net (loss) income from continuing operations         (315,440)         102,845
                                                  -----------      -----------
Discontinued operations:
Gain on disposal, net of $116,000 income taxes        182,628                -
                                                  -----------      -----------
Net (loss) income                                 $  (132,812)     $   102,845
                                                  ===========      ===========











Basic loss) income per share:
  Continuing operations                           $      (.08)     $       .03
  Discontinued operations                                 .05                -
                                                  -----------      -----------
  Basic (loss) income per share                   $      (.03)     $       .03
                                                  ===========      ===========
Weighted average common shares outstanding,
 basic                                              3,978,199        3,978,199
                                                    =========        =========
Basic and diluted (loss) income per share:
  Continuing operations                           $      (.08)     $       .02
  Discontinued operations                                 .05                -
                                                  ------------     -----------
  Basic and diluted (loss) income per share       $      (.03)     $       .02
                                                  ===========      ===========
Weighted average common shares outstanding,
 diluted                                            3,978,199        4,276,407
                                                    =========        =========



                The accompanying notes are an integral part of the consolidated financial statements.


































FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                                 For the six months ended
                                               December 31,     December 31,
                                                    2007             2006
                                                    ----             ----
Cash flows from continuing operating activities:

 Net (loss) income                                 $   (132,812)   $    102,845

 Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
 Income from discontinued operations                   (182,628)              -
 Depreciation                                           229,191         214,275
 Amortization                                            68,578          60,208
Stock-based compensation expense                        25,190          22,845
 Deferred income tax                                     (7,000)         11,900
 Minority interest                                       38,134          81,389
Changes in working capital                            1,637,877        (187,618)
                                                    -----------     -----------
Net cash flows provided by operating activities
 from continuing operations                           1,676,530         305,844
                                                    -----------     -----------
Cash flows from continuing investing activities:

Acquisition of pharmacy                                (552,115)              -
Purchase of property, plant and equipment, net         (321,420)       (161,360)
                                                    -----------     -----------
Net cash flows used in investing activities            (873,535)       (161,360)
                                                    -----------     -----------
Cash flows from continuing financing activities:

Proceeds from line of credit                            140,000               -
Payments on long-term debt                              (92,373)        (95,321)
                                                    -----------     -----------
Net cash flows provided by (used in) financing
  activities                                             47,627         (95,321)
                                                    -----------     -----------
Net increase in cash                                    850,622          49,163

Cash at beginning of period                           1,172,081         814,119
                                                   -----------     ------------
Cash at end of period                              $  2,022,703    $    863,282
                                                   ============    ============

            The accompanying notes are an integral part of the consolidated financial statements.
                                          continued







FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                                  For the six months ended
                                                 December 31,     December 31,
                                                    2007             2006
                                                    ----             ----
Changes in working capital:

 Accounts receivable                             $    101,345     $    (86,639)
 Inventories                                         (494,345)        (243,586)
 Prepaid expenses and other current assets             98,066           90,318
 Refundable income taxes                              (35,695)          42,720
 Accounts payable                                   2,291,072            1,795
 Accrued payroll and related taxes                   (276,948)          72,448
 Accrued expenses and other liabilities                21,827          (22,054)
 Income tax payable                                   (67,445)         (42,620)
                                                  -----------     ------------
    Net change                                   $  1,637,877     $   (187,618)
                                                 ============     ============

  Supplemental disclosures of cash flow information:

                                                For the six months ended
                                                December 31,     December 31,
                                                       2007         2006
                                                       ----         ----
Cash paid during the period for:

Interest                                        $     15,697     $     12,785
                                                ============     ============
Income taxes                                    $    128,892     $    135,000
                                                ============     ============

Supplemental schedule of non-cash investing and financing activities:

The acquisition of a pharmacy in July 2007 is summarized as follows:

  Inventory                                         $    252,115
  Property, plant and equipment                           19,945
  Prescription lists                                     280,055
                                                    ------------
      Cash paid for acquisition                     $    552,115
                                                    ============

  Reversal of discontinued operations accounts
    payable, accrued expenses and other
    liabilities                                     $    298,628
                                                    ============







FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

     Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on the Company's financial statements.


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


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.  Stock Based Compensation, continued
    ------------------------

     As a result of adopting SFAS No. 123R, the Company recorded stock based compensation expenses of $11,833 and $12,432 for the three months ended December 31, 2007 and 2006, respectively. The Company recorded stock based compensation expenses of $25,190 and $22,845 for the six months ended December 31, 2007 and 2006, respectively.

3.  Restricted Assets and Subsequent Events
    ---------------------------------------

     Pursuant to a 1996 agreement among the Company and certain persons (the "Minority Shareholders") owning 20% of the issued and outstanding common stock of each of D.A.W., Inc. ("D.A.W.") and F.M.T. Franchise Company, Inc. ("F.M.T."), each of which companies were 80% owned subsidiaries of the Company, the Company was obligated to purchase all of the shares (the "Shares") held by the Minority Shareholders in D.A.W. and F.M.T. (the "Purchase"). In order for the Company to satisfy its obligations with respect to the Purchase and related matters, on December 20, 2007, the Company entered into the First Amended and Restated Agreement with D.A.W. and the Minority Shareholders (the "Amended Agreement"). Pursuant to the Amended Agreement and an amendment to the Amended Agreement (which amendment, among other things, created as a closing condition to the Amended Agreement the purchase by D.A.W. of the 20% of F.M.T. owned by certain of the Minority Shareholders), the Company would acquire from the Minority Shareholders the remaining 20% of D.A.W.'s outstanding common stock, and, therefore, all of the Shares.

     Upon the closing of the transactions under the Amended Agreement, in consideration for the remaining 20% of D.A.W.'s outstanding common stock, the Company would pay and issue to certain of the Minority Shareholders the following: (i) an aggregate cash payment of $1,750,000 (which the Company would borrow from D.A.W. and which it was anticipated would be funded to D.A.W. by one of its suppliers), (ii) shares of a newly-created series of convertible Class B preferred stock which would initially be convertible into 218,000 shares of the Company's common stock, subject to adjustment, and which would have the same aggregate voting rights as the Company's outstanding Class A and Class B preferred stock currently held by Samuel Nyer, (iii) promissory notes in the aggregate principal amount of $350,000, and (iv) convertible promissory notes in the aggregate principal amount of $1,500,000 which would be convertible into common stock of the Company at an initial conversion price of $1.84 per share, subject to adjustment (collectively, the "Consideration").

     The acquisition of the remaining 20% of D.A.W.'s outstanding common stock and the other transactions contemplated by the Amended Agreement were subject to the approval of the Company's shareholders. In connection with a shareholders' meeting to be held for such approval, Samuel Nyer, who controlled a majority of the Company's voting securities, entered into a Voting Agreement with the Company and Mr. Mark Dumouchel, pursuant to which Samuel Nyer granted a proxy to Mark Dumouchel to vote his shares in favor of the transactions contemplated by the Amended Agreement. Because Samuel Nyer controlled approximately 61% of the voting power of the Company, as a result of the Voting Agreement, approval of the Amended Agreement transactions was assured unless there was a breach such Voting Agreement.

     On December 20, 2007, the Company also entered into a Preferred Stock Purchase and Sale Agreement with Samuel Nyer (the "Purchase and Sale Agreement") pursuant to which the Company agreed to purchase all of the outstanding shares of the Company's Class A preferred stock and Class B preferred stock held by Samuel Nyer (which represented all

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.  Restricted Assets and Subsequent Events, continued
    ---------------------------------------

of the issued and outstanding shares of such preferred stock) in exchange for a promissory note in the amount of $400,000. The Company's purchase of the preferred stock under this agreement was subject to the satisfaction or waiver of the conditions to closing under the Amended Agreement. If this transaction and the other transactions contemplated by the Amended Agreement were consummated, the result would be a change of control of the Company.

     On February 4, 2008, the Company completed its acquisition of the remaining 20% of the outstanding common stock of its pharmacy segment, D.A.W., for the Consideration through a series of transactions (the "Acquisition"). In addition to paying and issuing the Consideration, on such date, the Company entered into a registration rights agreement with certain of the Minority Shareholders, (i.e., Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Ms. Lucille Curry); the Company entered into an amendment with Karen Wright to amend Ms. Wright's employment agreement to reflect her resignation as President and Vice President of Operations of the Company and her resignation from the Board of Directors of the Company; Ms. Wright was reappointed as Vice President of Finance, Treasurer and Secretary.
Messrs. Mark and David Dumouchel were elected to the Company's Board of Directors; Mr. Mark Dumouchel was appointed President and Chief Executive Officer; three-year employment agreements were entered into with D.A.W. and each of Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Michael Curry and certain of the Minority Shareholders purchased from Nyle International Corp., a corporation controlled by Samuel Nyer, 597,826 shares of the Company's common stock (the "Nyle Purchase") for $1.84 per share.

     On February 4, 2008, the Company purchased from Mr. Samuel Nyer ("Mr. Nyer"), 2,000 shares of the Company's Class A preferred stock (the "Class A Stock") and 1,000 shares of the Company's Class B preferred stock (the "Class B Stock") held by Mr. Nyer (which represented all of the issued and outstanding shares of such preferred stock) in exchange for a promissory note in the amount of $400,000 (the "Samuel Nyer Purchase"). Prior to the Acquisition,
Mr. Nyer, through his ownership of the Class A Stock and the Class B Stock (which carried 4,000,000 votes in the aggregate), controlled a majority of the Company's voting securities. In accordance with the terms of the Amended Agreement, the Company cancelled the certificates representing the Class A Stock and the Class B Stock, and Mr. Nyer's son, Dr. Kenneth Nyer, who was a director of the Company, resigned this position.

     As a result of the Acquisition (including the issuance of the Series 2 Stock to the certain of the Minority Shareholders), the Nyle Purchase, the Samuel Nyer Purchase and the appointment of certain Minority Shareholders to fill director and officer vacancies, there has been a change of control of the Company with the certain of the Minority Shareholders owning approximately 58% of the voting power of the Company's outstanding Common Stock and certain Minority Shareholders holding office as director and/or executive officer of the Company.


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Other intangible assets
    -----------------------

    The following is a summary of other intangible assets:

    December 31, 2007   Amortization               Accumulated
                        Period (years)   Cost      Amortization      Net
                        -------------    ----      ------------      ---


    Prescription lists        9.2     $1,031,555      $261,858      $769,697
    Non-compete agreements     .2        340,000       328,001        11,999
                                      ----------      --------      --------
        Totals                        $1,371,555      $589,859      $781,696
                                      ==========      ========      ========



    June 30, 2007        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists        8.8     $  751,500      $217,280      $534,220
    Non-compete agreements     .8        340,000       304,001        35,999
                                      ----------      --------      --------
        Totals                        $1,091,500      $521,281      $570,219
                                      ==========      ========      ========

   Amortization expense of intangible assets was $34,289 and $30,104 for the three months ended December 31, 2007 and 2006, respectively. Amortization expense of intangible assets was $68,578 and $60,208 for the six months ended December 31, 2007 and 2006, respectively.

     Based on the balance of intangible assets at December 31, 2007, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
                      Year              Amortization amount
                     ----              ------------------
                      2008                 $ 56,577
                      2009                   89,155
                      2010                   89,155
                      2011                   89,155
                      2012                   87,048
                      Thereafter            370,606
                                           --------
                        Total              $781,696
                                           ========

5.  Discontinued operations
    -----------------------

     The following table shows liabilities of discontinued operations (fire and police segment) at:
                                              December 31,      June 30,
                                                  2007            2007
                                                  ----            ----
                                              (Unaudited)
   Accounts payable                           $        -      $   251,957
   Accrued expenses and other liabilities              -           46,671
                                              ----------      -----------
       Total liabilities                      $        -      $   298,628
                                              ==========      ===========

     The Company reevaluated the outstanding liabilities related to discontinued operations and concluded that as of December 31, 2007, the discontinued subsidiaries will not be able to satisfy the amounts owed. Therefore, the Company reversed the liabilities from discontinued operations.


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     The following table summarizes stock options outstanding and exercisable at December 31, 2007:

                 Outstanding stock options       Exercisable stock options
                 -------------------------       -------------------------
                         Weighted                        Weighted
                         average     Weighted            average      Weighted
Exercise                 remaining   average             remaining    average
price                    contractual exercise            contractual  exercise
range           Shares      life     price       Shares     life      price
-----           ------      ----     -----       ------     ----      -----
$1.29-$1.95      712,000    6.5      $1.70        704,000    6.5      $1.70
$2.10-$3.52      138,000    5.1      $2.80        126,000    5.1      $2.80
$4.75 $6.50      558,000     .9      $6.37        558,000     .9      $6.37
               ---------                        ---------
               1,408,000                        1,388,000
               =========                        =========


    A summary of changes in common stock options at December 31:

                           2007                         2006
                           ----                         ----
                     Weighted average             Weighted average
                  Shares   exercise price       Shares   exercise price
                  ------   --------------       ------   --------------
Outstanding at
 June 30:        1,471,600      $3.72          1,532,600      $ 4.05
Canceled           (63,600)      5.05            (56,000)      11.38
                 ---------                     ---------
Outstanding at
 December 31:
 the year        1,408,000      $3.66          1,476,600      $ 3.77
                 =========      =====          =========      ======

    There were no grants for the three months and six months ended December 31, 2007 and 2006.



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007

                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Earnings per share
    ------------------

     The following data show the amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock at December 31:
                               Three months ended     Six months ended
                                  December 31,          December 31,
                                2007       2006        2007        2006
                                ----       ----        ----        ----
Weighted average number of
 common shares used in basic
 EPS                          3,978,199   3,978,199   3,978,199   3,978,199
Stock options                         -     236,894           -     298,208
                              ---------   ---------   ---------   ---------
Weighted average number of
 common shares used in
 diluted EPS                  3,978,199   4,215,093   3,978,199   4,276,407
                              =========   =========   =========   =========
Options not included in
 calculation due to
 anti-dilution                        -     807,920           -     750,600
                              =========   =========   =========   =========
     For the three and six month periods ended December 31, 2007, the options were anti-dilutive due to a loss.

8.  Contingencies
    -------------

     Legal proceedings
     ------------------

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

     Anton Investments, Inc. and Conway Associates, Inc. (discontinued

subsidiaries) have had litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters.

     The Company does not believe that the dollar amount of possible damages with respect to the immediately preceding paragraph regarding the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries.

9.  Business Segments
    -----------------

     The Company had two business segments for three months ended and six months ended December 31: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale.


     Net revenues
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----


      Pharmacies     $17,801,943   $16,229,946      $34,726,372   $31,694,356
      Medical          1,103,149     1,507,135        2,263,869     2,924,376
                     -----------   -----------      -----------   -----------

                     $18,905,092   $17,737,081      $36,990,241   $34,618,732
                     ===========   ===========      ===========   ===========



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  Business Segments: continued,
    -----------------

     Operating (loss) income

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----


      Pharmacies     $    86,509   $   509,483      $   343,159   $   706,003
      Medical            (73,558)      (44,327)        (108,427)      (49,268)
      Corporate         (432,837)     (199,677)        (653,811)     (361,954)
                     -----------   -----------      -----------   -----------


                     $  (419,886)  $   265,479      $  (419,079)  $   294,781
                     ===========   ===========      ===========   ===========

     Identifiable assets
                                                            December 31,
                                                        2007          2006
                                                        ----          ----


      Pharmacies                                    $16,152,972   $13,386,533
      Medical                                           972,369     1,476,099
      Corporate                                         731,232       708,205
                                                    -----------   -----------

                                                    $17,856,573   $15,570,837
                                                    ===========   ===========
     Capital expenditures

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----

      Pharmacies     $   262,524   $   111,001      $   320,824   $   142,310
      Medical                  -         3,757              596        19,050
                     -----------   -----------      -----------   -----------
                     $   262,524   $   114,758      $   321,420   $   161,360
                     ===========   ===========      ===========   ===========

     Depreciation and Amortization

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----

      Pharmacies     $   134,835   $   123,686        $   272,626   $   246,990
      Medical             12,052        13,614             25,143        27,493
                     -----------   -----------        -----------   -----------
                     $   146,887   $   137,300        $   297,769   $   274,483
                     ===========   ===========        ===========   ===========

     Interest expense

                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----


      Pharmacies     $     3,488   $     5,788        $     7,417   $    12,426
      Medical                193             -                193             -
      Corporate            5,034           114              8,510           213
                     -----------   -----------        -----------   -----------
                     $     8,715   $     5,902        $    16,120   $    12,639
                     ===========   ===========        ===========   ===========




    FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  Business Segments: continued,
    -----------------
     Income taxes
                         Three months ended              Six months ended
                            December 31,                   December 31,
                         2007         2006              2007          2006
                         ----         ----              ----          ----
      Pharmacies     $    38,650   $   196,700        $   143,850   $   272,000
      Medical            (24,850)      (15,400)           (36,300)      (15,800)
      Corporate         (134,380)      (64,200)          (204,800)     (109,200)
                     -----------   -----------        -----------   -----------

                     $  (120,580)  $   117,100        $   (97,250)  $   147,000
                     ===========   ===========        ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations
---------------------

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended and for the six months December 31, 2007 and 2006.

Net Revenues. Total revenues for the three months ended December 31, 2007 increased by $1,168,011 to $18,905,092 or 6.6% from $17,737,081 for the three months ended December 31, 2006. Total revenues for the six months ended December 31, 2007 increased by $2,371,509 to $36,990,241 or 6.9% from
$34,618,732 for the six months ended December 31, 2006.

     The following table shows revenues by business segment for the three months ended and for the six months December 31:

Business Segment
----------------

             Three months ended   Increase     Six months ended     Increase
                 December 31,     (decrease)        December 31,    (decrease)
               2007          2006      %          2007          2006      %
               ----          ----      -          ----          ----      -

Pharmacies  $17,801,943  $16,229,946   9.7    $34,726,372  $31,694,356    9.6
Medical       1,103,149    1,507,135 (26.8)     2,263,869    2,924,376  (22.6)
            -----------  -----------          -----------  -----------


            $18,905,092  $17,737,081   6.6%   $36,990,241  $34,618,732    6.9%
            ============ ===========          ============  ===========

     The pharmacies segment's revenues increased $1,571,997 to $17,801,943 or 9.7% for the three months ended December 31, 2007 as compared to $16,229,946 for the for the three months ended December 31, 2006, due both to increased prescription sales and dispensing fees. The pharmacies revenues (excluding dispensing fees) increased $1,346,888 to $17,042,643 or 8.6% for the three months ended December 31, 2007 as compared to $15,695,755 for the three months ended December 31, 2006. Four new locations (opened January, April, July, and December 2007, respectively) were the main reason for the increase in revenues of $1,133,314 for the three months ended December 31, 2007.
The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and the aging of the American population resulting in increased drug utilization. Dispensing fees revenue increased $225,109 to $759,300 or 42.1% for the three months ended December 31, 2007 as compared to $534,191 for the three months ended December 31, 2006. The reasons for the increase in dispensing fees is the same as increased revenues. Dispensing fees revenue is recognized from contracts with federally qualified health centers (FQHC). The pharmacies manage three pharmacies owned by federally qualified health centers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Net Revenues, continued

     The pharmacies also have contracts to provide pharmacy services to patients of five other federally qualified health centers. The pharmacies maintain a segregated inventory owned by the health centers for the purpose of dispensing prescriptions to health center patients. They recognize dispensing fees when a prescription is dispensed from the segregated inventory owned by the FQHC.

     The medical segment's sales decreased $403,986 to $1,103,149 or 26.8% for the three months ended December 31, 2007 as compared to $1,507,135 for the three months ended December 31, 2006 mainly due to a salesman who left to work for a competitor in January 2007 which resulted in a loss of $456,907.

     The pharmacies segment's revenues increased $3,032,016 to $34,726,372 or 9.6% for the six months ended December 31, 2007 as compared to $31,694,356 for the six ended December 31, 2006, due both to increased prescription sales revenue and dispensing fees. The pharmacies revenues (excluding dispensing fees) increased $2,601,850 to $33,263,669 or 8.5% for the six months ended December 31, 2007 as compared to $15,695,755 for the three months ended December 31, 2006. Four new locations (opened January, April, July, and December 2007, respectively) were the main reason for the increase in revenues of $2,221,975 for the six months ended December 31, 2007. The remainder of the increase is due to growth of the federal Medicare Part D drug benefit and theaging of the American population resulting in increased drug utilization. Dispensing fees revenue increased $430,168 to $1,462,706 or 41.7% for the six months ended December 31, 2007 as compared to $1,032,538 for the six months ended December 31, 2006. The reasons for the increase in dispensing fees is the same as increased revenues.

     The medical segment's sales decreased $660,507 to $2,263,869 or 22.6% for the six months ended December 31, 2007 as compared to $2,924,376 for the six months ended December 31, 2006 mainly due to a salesman who left to work for a competitor in January 2007 which resulted in a loss of $756,907. Internet sales increased by $96,400 due to increased Internet business advertising.

Gross Profit Margins. The overall gross profit margins were 22.2% for the three months ended December 31, 2007 as compared to 22.0% for the three months ended December 31, 2006. Dispensing fees were not included in the calculation as no cost of sales are estimatable for dispensing fees. The overall gross profit margins were 21.8% for the six months ended December 31, 2007 as compared to 21.4% for the six months ended December 31, 2006. Dispensing fees were not included in the calculation as no cost of sales are estimatable for dispensing fees.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Gross Profit Margins, continued

     The following is a table of gross profit margin percentages by business segment for the three months ended and for the six months ended December 31:

Business Segment
----------------

                Three months ended  Increase     Six months ended   Increase
                    December 31,    (decrease)       December 31,   (decrease)
                  2007       2006       %          2007        2006      %
                  ----       ----       -          ----        ----      -
    Pharmacies    21.8       21.4       .4         21.3        20.6      .7
    Medical       27.5       28.3      (.8)        29.0        29.4     (.4)

     The pharmacies segment's gross profit margins increased .4% to 21.8% for the three months ended December 31, 2007 as compared to 21.4% for the three months ended December 31, 2006. The increase was due to increased purchase volume discounts as well as increased dispensing of generic medications which carry higher gross profit margins. Each helped to offset lower insurance reimbursements.

     The medical segment's gross profit margins decreased .8% to 27.5% for the three months ended December 31, 2007 as compared to 28.3% for the three months ended December 31, 2006. This was the result of lower sales prices as an incentive to retain customers that a former salesman attempted to transfer to his new employer.

     The pharmacies segment's gross profit margins increased .7% to 21.3% for the six months ended December 31, 2007 as compared to 20.6% for the six months ended December 31, 2006. The increase was due to increased purchase volume discounts as well as increased dispensing of generic medications which carry higher gross profit margins. Each helped to offset lower insurance reimbursements.

     The medical segment's gross profit margins decreased .4% to 29.0% for the six months ended December 31, 2007 as compared to 29.4% for the six months ended December 31, 2006. This was the result of lower sales prices as an incentive to retain customers that a former salesman attempted to transfer to his new employer.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses ("S,G&A") increased $1,146,955 to $5,056,979 or 29.3% for the three months ended December 31, 2007 as compared to $3,910,024 for the three months ended December 31, 2006. S,G&A increased $1,697,020 to $9,333,553 or 22.2% for the six months ended December 31, 2007 as compared to $7,636,533 for the six months ended December 31, 2006.







FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Selling, General and Administrative Expenses: continued,

The following table shows the breakdown by business segment for the three months ended and six months ended December 31:

Business Segment
----------------
               Three months ended   Increase    Six months ended      Increase
                  December 31,      (decrease)     December 31,      (decrease)
                 2007          2006      %         2007          2006      %
                 ----          ----      -         ----          ----      -
Pharmacies  $ 4,258,986   $ 3,252,965  30.9    $ 7,939,432   $ 6,394,464  24.2
Medical         365,156       457,382 (20.2)       740,310       880,115 (15.9)
Corporate       432,837       199,677 116.8        653,811       361,954  80.6
            -----------   -----------          -----------   -----------

            $ 5,056,979   $ 3,910,024  29.3%   $ 9,333,553   $ 7,636,533  22.2%
            ===========    ===========         ===========   ===========

     The pharmacies' S,G&A expenses increased $1,006,021 to $4,258,986 or 30.9% for the three months ended December 31, 2007 as compared to $3,252,965 for the three months ended December 31, 2006 primarily due to increased labor costs of approximately $499,575. Increased labor costs of $110,000 was due to higher pay for pharmacists and pharmacy technicians necessitated by a highly competitive labor market; additional personnel costs of $107,105 due to increased revenues and $282,470 of the increase was due to four pharmacies opened in January, April, July, and December 2007, respectively. The four new pharmacies added $121,575 in additional overhead for the three months ended December 31, 2007. The remaining increase was composed of LIFO increase of $156,267 due to rising prices, legal expense of $124,336 primarily for the acquisition of the remaining 20% of the stock of the pharmacies by the company, advertising expense of $17,733, equipment rental of $30,985, store supplies of $12,790, utilities of $9,414, repair and maintenance of $11,713, licenses and permits of $8,957, conferences and seminars of $7,764 and bank service fees of $6,885.

     The medical segment's S,G&A expenses decreased $92,226 to $365,156 or 20.2% for the three months ended December 31, 2007 as compared to $457,382 for the three months ended December 31, 2006. The decrease was due to a combination of the following: primarily a reduction in sales salaries and commissions of $48,140, a decrease in administrative expenses of $19,050, a reduction in warehouse and delivery expense of $13,300, and a decrease in shipping charges of $12,270.

     The Corporate segment's overhead increased by $233,160 to $432,837 or 116.8% for the three months ended December 31, 2007 as compared to $199,677 for the three months ended December 31, 2006 due to a combination of the following: an increase legal expenses of $182,010 necessitated by the purchase of the remaining 20% of D.A.W.; in increase in fees paid to the minority shareholders for an extension of $41,660 (for additional information see note 3, restricted assets and subsequent events), investment banker expense of $12,825; increase in board and audit committee meeting expenses of $8,600 and an increase in interest expense of $5,034. These increases were partially offset by a reduction in accounting expenses of $20,840.

     The pharmacies' S,G&A expenses increased $1,544,968 to $7,939,432 or 24.2% for the six months ended December 31, 2007 as compared to $6,394,464 for the


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

six months ended December 31, 2006 primarily due to increased labor costs of $925,158. Increased labor costs of $182,225 were due to increased pay for pharmacists and pharmacy technicians necessitated by a highly competitive labor market; additional personnel costs of $220,110 due to increased revenues and $522,825 of the increase was due to four pharmacies opened in January, April, July, and December 2007, respectively. The four new pharmacies added $190,785 in additional overhead for the six months ended December 31, 2007. The remaining increase was composed of legal expense of $137,763 primarily for the acquisition of the remaining 20% of the stock of the pharmacies by the company, LIFO increase of $121,267 due to rising prices, rent expense of $14,200, advertising expense of $31,934, equipment rental of $56,152, store supplies of$4,304, utilities of $6,834, software upgrades and maintenance of $20,286, bank service fees of $13,915, conferences and seminars of $16,778, donations of $12,050, licenses and permits of $11,157, repair and maintenance of $10,703. A reduction of approximately $28,300 was a combination of miscellaneous operating expenses.

     The medical segment's S,G&A expenses decreased $139,805 to $745,310 or 15.9% for the six months ended December 31, 2007 as compared to $880,115 for the six months ended December 31, 2006. The decrease was due to a combination of the following: primarily a reduction in sales salaries and commissions of $54,632, a decrease in administrative expenses of $43,597, a reduction in warehouse and delivery expense of $24,300, and a decrease in shipping charges of $17,275.

     The Corporate segment's overhead increased by $291,857 to $653,811 or 80.6% for the six months ended December 31, 2007 as compared to $361,954 for the six months ended December 31, 2006 due to a combination of the following: an increase legal expenses of $150,994 necessitated by the purchase of the remaining 20% of D.A.W. ; an increase in fees paid to the minority shareholders for an extension of $108,320; investment banker expense of $40,841; and an increase in interest expense of $8,510. These increases were partially offset by a reduction in accounting expenses of $24,035. The remaining decrease of $7,227 was a combination of miscellaneous operating expenses.

Interest Expense: Interest expense increased by $2,813 to $8,715 or 47.7% for the three months ended December 31, 2007 as compared to $5,902 for the three months ended December 31, 2006. Interest expense increased by $3,481 to $16,120 or 27.5% for the six months ended December 31, 2007 as compared to $12,639 for the six months ended December 31, 2006.

    The following table shows the breakdown of interest expense by business segment for the three months ended and six months ended December 31:

               Three months ended   Increase       Six months ended  Increase
                  December 31,      (decrease)      December 31,    (decrease)
                 2007          2006      %         2007          2006      %
                 ----          ----      -         ----          ----      -
Pharmacies  $     3,488   $     5,788 (39.7)   $     7,417   $    12,426 (40.3)
Medical             193           114  69.3            193           213 (09.4)
Corporate         5,034             - 100.0          8,510             - 100.0
            -----------   -----------          -----------   -----------


            $     8,715   $     5,902  47.7%   $    16,120   $    12,639  27.5%
            ===========   ===========          ===========   ===========

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Interest Expense, continued

     The pharmacies' interest expense decreased $2,300 to $3,488 or 39.7% for the three months ended December 31, 2007 as compared to $5,788 for the three months ended December 31, 2006 due to pay down on interest bearing notes.

     The medical segment's interest expense increased $79 to $193 or 69.3% for the three months ended December 31, 2007 as compared to $99 for the three months ended December 31, 2006.

     The corporate segment's interest expense increased $5,034 or 100% for the three months ended December 31, 2007 as compared to $0 for the three months ended December 31, 2006 because the Company increased its draw on its line of credit.

     The pharmacies' interest expense decreased $5,009 to $7,417 or 40.3% for the six months ended December 31, 2007 as compared to $12,426 for the six months ended December 31, 2006 due to pay down on interest bearing notes.

     The medical segment's interest expense decreased $20 to $193 or 9.4% for the six months ended December 31, 2007 as compared to $213 for the six months ended December 31, 2006.

     The corporate segment's interest expense increased $8,510 or 100% for the six months ended December 31, 2007 as compared to $0 for the six months ended December 31, 2006 because the Company increased its draw on its line of credit.

Minority Interest. Minority interest for the pharmacy segment decreased by $49,977 to $38,134 or 83.0% for the three months ended December 31, 2007 as compared to $60,230 for the three months ended December 31, 2006 due to a decrease in net income for the pharmacy segment.

Minority interest for the pharmacy segment decreased by $43,255 to $38,134 or 53.1% for the six months ended December 31, 2007 as compared to $81,389 for the six months ended December 31, 2006, due to a decrease in net income for the pharmacy segment.

Income Tax Expense. Income tax expense decreased by $237,680 to $120,580 (income tax benefit) or 203.0% for the three months ended December 31, 2007 as compared to $117,100 (income tax expense) for the three months ended December 31, 2006. The income tax expense decreased due to lower net income. Income tax expense decreased by $244,250 to $97,250 (income tax benefit) or 166.2% for the six months ended December 31, 2007 as compared to $147,000) (income tax expense) for the six months ended December 31, 2006. The income tax expense decreased due to lower net income. The Company's income tax expenses are higher than expected due to the pharmacy segment's Massachusetts state tax accrual and the fact that the losses of the other subsidiaries are not available to offset the state tax.




FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Income Tax Expense, continued

    The following table shows the breakdown of interest expense by business segment for the three months ended and six months ended December 31:

          Three months ended                    Six months ended
             December 31,      (decrease)         December 31,      (decrease)

             2007          2006      %            2007          2006      %
             ----          ----      -            ----          ----      -
Pharmacies$    38,650   $   196,700   (80.4)   $   143,850   $   272,000  (47.1)
Medical       (24,850)      (15,400)  (61.4)       (36,300)      (15,800)(129.7)
Corporate    (134,380)      (64,200) (109.3)      (204,800)     (109,200) (87.5)
          -----------   -----------            -----------   -----------
          $  (120,580)  $   117,100  (203.0)%  $   (97,250)  $   147,000 166.2)%
          ============  ===========            ===========   ===========


Liquidity and Capital Resources

     Net cash provided by operating activities from continuing operations was $1,676,530 for the six months ended December 31, 2007 as compared to $305,844 for the six months ended December 31, 2006. The primary reason cash provided by operating activities increased was from extended accounts payables terms from the pharmacy's major supplier to fund a portion of the company's purchase of the 20% interest in the pharmacy segment in February 2008. Cash was used to fund operations for the medical and corporate operations.

      Net cash used in investing activities was $873,535 for the six months ended December 31, 2007 as compared $161,360 for the six months ended December 31, 2006. The cash used was to fund an acquisition and to purchase property and equipment.

     Net cash provided by financing activities was $47,627 for six months ended December 31, 2007 as compared to net cash used in financing activities of $95,321 for the six months ended December 31, 2006. The Company borrowed an additional $75,000 on its line of credit and made payments on long-term debt.

     At December 31, 2007, cash on a consolidated basis was $2,022,703 as compared to $1,172,081 at June 30, 2007.

     The medical and corporate segments obtained a $300,000 line of credit which expires February 28, 2008. The line of credit has been limited to its current balance of $265,000 due to the Company's financial going concern issued in its financial statements for fiscal year June 30, 2007 and for the quarter ended September 30, 2007. The Company intends to renew the line of credit or restructure the balance into a note. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. As of the date of this report, the Company has drawn $265,000 on the line of credit.




FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued,
---------------------

Liquidity and Capital Resources, continued

     At December 31, 2007, we had net accounts receivable of $5,079,348 as compared to $5,180,693 at June 30, 2007. Accounts receivable decreased due to increased collections from the pharmacy segment and the medical segment's decrease in sales.

     At December 31, 2007, debt was $198,334 as compared to $290,707 at June 30, 2007. Our debt has decreased due to pay down on existing debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or other relevant market rates or prices over a selected period of time. We are subject to market risk associated with change in the Wall Street Journal Prime Rate in connection with a line of credit for which we have an outstanding balance at December 31, 2007 of $265,000 with an interest rate of 7.25%. The outstanding balance on the line of credit as of the date of this report was $265,000 with an interest rate of 6.50%.

     Please note that we do not have any interest bearing investments. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at December 31, 2007.


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


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           PART II - Other Information, continued

Item 1.  Legal Proceedings, continued

     Anton Investments, Inc. and Conway Associates, Inc. (discontinued subsidiaries) have had litigation threatened against them with respect to amounts owed. The entities have not yet determined the likelihood of success of these potential litigation matters. The Company does not believe that the dollar amount of possible damages with respect to the immediately preceding paragraph regarding the litigation matters threatened would be material. Even if these matters were all decided in a manner adverse to the Company, there would not likely be a material adverse affect on the Company and its subsidiaries. It should be noted that the immediately preceding paragraph describes litigation which has been threatened but for which no complaint has been filed against the Company or any of its subsidiaries. It is possible that no suit will be filed with respect to these matters.

     Any potential litigation, regardless of its merits, could result in costs to the Company and divert management's attention from operations.

Item 1A.  Risk Factors

     There have been material changes with respect to certain of the Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The information contained under the headings "Going Concern and Management's Plan" and "Restricted Assets and Uncertainties" have changed materially in that the Company has resolved the uncertainties described within such Risk Factors. In addition, Note 3 ("Restricted Assets and Subsequent Events") to the Company's Consolidated Financial Statements of the Company and its subsidiaries set forth in this Quarterly Report on Form 10-Q details events which have satisfied certain obligations of the Company.

We Do Not Possess Depth in Our Management Team

     The success of Nyer is principally dependent upon the efforts of the President and Chief Executive Officer, Mark Dumouchel, the Vice President of Finance, Karen L. Wright and the management team of the pharmacies. With the exception of its medical products distribution companies, Nyer does not provide any operating support to its subsidiaries and limits its services principally to supplying accounting services to its subsidiaries. For this reason, Nyer has not needed the services of additional management, beyond its executive officers and certain of the minority shareholders of D.A.W.. As Nyer continues to grow, it may require the services of additional executives. The loss of certain other key employees could have a material effect upon the business of Nyer. At the present time, D.A.W. has key-man insurance on the lives of its Chief Executive Officer and the pharmacy managers and does not have any on its Vice President of Finance nor does it intend to do so. No assurances can be given that Nyer can recruit suitable qualified executives, if necessary.

Control of Nyer Is Held By a Few Shareholders

     Nyer's principal shareholders, the former minority shareholders of D.A.W., own 2,000 shares of Series 2 Class B preferred stock which have voting rights equal to 4,000,000 shares of common stock of Nyer. The preferred stock has voting rights on all matters that come before the common shareholders for vote. The former minority shareholders of D.A.W. also own 597,826 shares of the Company's common stock.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           PART II - Other Information, continued

Item 1A.  Risk Factors, continued

     These holdings collectively represent approximately 58% of the voting securities of Nyer. As a result, the former minority shareholders of D.A.W. effectively control the voting power of Nyer. Accordingly, such former minority shareholders of D.A.W. are in a position to control the policies and operations of Nyer.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended December 31, 2007 have been reflected as follows:


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

Item 3.  Defaults Upon Senior Securities

     (a) For the period covering this Quarterly Report on Form 10-Q, the following defaults existed (Please note, however, that pursuant to the events described at Note 3 of the Consolidated Financial Statements of the Company and its subsidiaries set forth herein, all such defaults have been resolved):
Pursuant to a Current Report on Form 8-K filed on July 16, 2007 with the Securities and Exchange Commission, the Company reported that the Company had not yet paid $4 million owing to the minority shareholders of each of D.A.W. and F.M.T. pursuant to an agreement entered into in August, 2006 (the "Agreement"). As of December 31, 2007, such amount had still not been paid, and the amount owing to such shareholders, as of the date of this report, would have been $4 million, except for the fact that, pursuant to the events described at Note 3 of the Consolidated Financial Statements of the Company and its subsidiaries set forth herein, such default has been resolved. Pursuant to a Current Report on Form 8-K filed on September 24, 2007 with the Securities and Exchange Commission, the Company reported that it had received a notice from counsel to D.A.W. that the Company had failed to pay an amount of at least $419,000 to D.A.W. pursuant to the Agreement. Such amount was to be paid by the Company to D.A.W. to repay D.A.W. for amounts advanced to the Company to pay certain amounts to certain of the minority shareholders of D.A.W. and F.M.T.
As of December 31, 2007, such amount had still not been paid, and, as of the date of this report, the amount owing would have been approximately $563,040 (with $38,300 of such amount constituting interest due), except for the fact that, pursuant to the events described at Note 3 of the Consolidated Financial Statements of the Company and its subsidiaries set forth herein, such default has been resolved.


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           PART II - Other Information, continued

Item 3.  Defaults Upon Senior Securities, continued

     (b) None

Item 4.  Submissions of Matters to a Vote of Security Holders     None

Item 5.  Other Information                                        None

Item 6.  Exhibits

         Exhibits 3.1  Bylaws of the Company, as amended through December
                       12, 2007.

         Exhibit 10.1 Addendum to Agreement, dated November 30, 2007, between KeyBank, NA and ADCO Surgical Supply, Inc., incorporated by reference from the Company's Form 8-K filed on December 5, 2007.

         Exhibit 10.2 First Amended and Restated Agreement, dated as of December 20, 2007, by and among the Registrant, D.A.W., Inc., certain stockholders of D.A.W. and a stockholder of F.M.T., incorporated by reference from the Company's Form 8-K filed on December 26, 2007.

         Exhibit 10.3 Preferred Stock Purchase and Sale Agreement, dated as of December 20, 2007, by and among the Registrant and the sellers, named therein, incorporated by reference from the Company's Form 8-K filed on December 26, 2007.

         Exhibit 10.4 Voting Agreement, dated as of December 20, 2007, by and among the Registrant, Mark Dumouchel, as proxy, certain stockholders of D.A.W. and a stockholder of F.M.T., incorporated by reference from the Company's Form 8-K filed on December 26, 2007.

         Exhibit 10.5 Amendment to Supply Agreement, dated December 21, 2007, between McKesson Corporation and of D.A.W., Inc.

         Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

         Exhibit 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by President and Chief Executive Officer.

         Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.






















































FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       DECEMBER 31, 2007
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

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




                                     NYER MEDICAL GROUP, INC.
                                     ------------------------
                                     Registrant


  Date:  February 19, 2008           By:/s/ Mark Dumouchel
                                        ------------------
                                     Mark Dumouchel,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



  Date:  February 19, 2008           By:/s/ Karen L. Wright
                                        -------------------
                                     Karen L. Wright,
                                     Chief Financial Officer, Vice President
                                     of Finance, Treasurer and Secretary
                                     (Principal Financial and Accounting
                                      Officer)
























Exhibit 3.1 BYLAWS

BYLAWS OF M.I.G. EQUITIES, INC.
As Adopted on September 13, 1989

Article I. Meeting of Shareholders

Section 1. Annual Meeting. The annual meeting of the shareholders of this Corporation shall be held in April at the time and place designated by the Board of Directors of the Corporation. The annual meeting of shareholders for any year shall be held no later than 13 months after the last preceding annual meeting of shareholders. Business transacted at the annual meeting shall include the election of directors of the Corporation.

Section 2. Social Meetings. Special meetings of the shareholders shall be held when directed by the Board of Directors, or when requested in writing by the holders of not less than 10 percent of all the shares entitled to vote at the meeting.

Section 3. Place. Meetings of shareholders may be held within or without the State of Florida.

Section 4. Notice. Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than 10 nor more than 60 days before the meeting, either personally or by first class mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

The provisions of Florida Statutes Section 607.391 as to waiver of notice are applicable.

Section 5. Notice of Adjourned Meetings. When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting. If, however, after the adjournment the Board of Directors fixes a new record date for the adjourned meeting, a notice of adjourned meeting, shall be given as provided in this section to each shareholder of record on the new record date entitled to vote at such meeting.

Section 6. Closing of Transfer Books and Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other purpose, the Board of Directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, 60 days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least 10 days immediately preceding such meeting.
     In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for the determination of shareholders, such date in any case to be not more than 60 days and, in case of a meeting of shareholders, not less than 10 days prior to the date on which the particular action requiring such determination of shareholders is to be taken.

     If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

     When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date for the adjourned meeting.

Section 7. Shareholder Quorum and Voting. A majority of the outstanding shares of each class or series of voting stock then entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. When a specified item of business is required to be voted on by a class or series of stock, a majority of the outstanding shares of such class or series shall constitute a quorum for the transaction of such item of business by that class or series.

     If a quorum is present, the affirmative vote of the majority of those shares present at the meeting in person or by proxy of each class or series of voting stock and entitled to vote on the subject matter shall be the act of the shareholders unless otherwise provided by law.

     After a quorum has been established at a shareholders' meeting, the subsequent withdrawal of shareholders, so as to reduce the number of shareholders entitled to vote at the meeting below the number required for a quorum, shall not affect the validity of any action taken at the meeting or any adjournment thereof.

Section 8. Voting of Shares. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders.

     Treasury shares, shares of stock of this Corporation owned by another corporation, the majority of the voting stock of which is owned or controlled by this Corporation, and shares of stock of this Corporation, held by it in a fiduciary capacity shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

     A shareholder may vote either in person or by proxy executed in writing by the shareholder or his duly authorized attorney-in-fact.

     At each election for directors every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected at that time and for whose election he has a right to vote.
     Shares standing in the name of another corporation, domestic or foreign, may be voted by the officer, agent, or proxy designated by the bylaws of the corporate shareholder; or, in the absence of any applicable bylaw, by such person as the Board of Directors of the corporate shareholder may designate. Proof of such designation may be made by presentation of a certified copy of the bylaws or other instrument of the corporate shareholder. In the absence of any such designation, or in case of conflicting designation by the corporate shareholder, the chairman of the board, president, any vice president, secretary and treasurer of the corporate shareholder shall be presumed to possess, in that order, authority to vote such shares.

     Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

     Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so is contained in an appropriate order of the court by which such receiver was appointed. A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee or his nominee shall be entitled to vote the shares so transferred.

     On and after the date on which written notice of redemption of redeemable shares has been mailed to the holders thereof and a sum sufficient to redeem such shares has been deposited with a bank or trust company with irrevocable instruction and authority to pay the redemption price to the holders thereof upon surrender of certificates therefor, such shares shall not be entitled to vote on any matter and shall not be deemed to be outstanding shares.

Section 9. Proxies. Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting of a shareholders' duly authorized attorney-in-fact may authorize another person or persons to act for him by proxy.
     Every proxy must be signed by the shareholder or his attorney in-fact.
No proxy shall be valid after the expiration of 11 months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by law.

     The authority of the holder of a proxy to act shall not be revoked by the incompetence or death of the shareholder who executed the proxy unless, before the authority is exercised, written notice of an adjudication of such incompetence or of such death is received by the corporate officer responsible for maintaining the list of shareholders.

     If a proxy for the same shares confers authority upon two or more persons and does not otherwise provide, a majority of them present at the meeting, or if only one is present then that one, may exercise all the powers conferred by the proxy; but if the proxy holders present at the meeting are equally divided as to the right and manner of voting in any particular case, the voting of such shares shall be prorated.

     If a proxy expressly provides, any proxy holder may appoint in writing a substitute to act in his place.

Section 10. Action by Shareholders without a Meeting. Any action required by law, these bylaws, or the articles of incorporation of this Corporation to be taken at any annual or special meeting of shareholders of the Corporation, or any action which may be taken at any annual or special meeting of such shareholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. If any class of shares is entitled to vote thereon as a class, such written consent shall be required of the holders of a majority of the shares of each class of shares entitled to vote as a class thereon and of the total shares entitled to vote thereon.

     Within 10 days after obtaining such authorization by written consent, notice shall be given to those shareholders who have not consented in writing. The notice shall fairly summarize the material features of the authorized action, and, if the action be a merger, consolidation or sale or exchange of assets for which dissenters' rights are provided under the Florida General Corporation Act, the notice shall contain a clear statement of the right of shareholders dissenting therefrom to be paid the fair value of their shares upon compliance with further provisions of this act regarding the rights of dissenting shareholders.

Article II. Directors

Section 1. Function. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be managed under the direction of, the Board of Directors.

Section 2. Qualification. Directors need not be residents of this state or shareholders of this Corporation.

Section 3. Compensation. The Board of Directors shall have authority to fix the compensation of directors.

Section 4. Duties of Directors. A director shall perform his duties as a director, including his duties as a member of any committee of the board upon which he may serve, in good faith, in a manner he reasonably believes to be in the best interests of the Corporation, and with such care as an ordinarily prudent person in a like position would use under similar circumstances.

     In performing his duties, a director shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by:
(a)	one or more officers or employees of the Corporation whom the director reasonably believes to be reliable and competent in the matters presented,
(b)	counsel, public accountants or other persons as to matters which the director reasonably believes to be within such person's professional or expert competence, or
(c)	a committee of the board upon which he does not serve, duly designated in accordance with a provision of the articles of incorporation or the bylaws, as to matters within its designated authority, which committee the director reasonably believes to merit confidence.

     A director shall not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause such reliance described above to be unwarranted.

     A person who performs his duties in compliance with this section shall have no liability by reason of being or having been a director of the Corporation.

Section 5. Presumption of Assent. A director of the corporation who is present at a meeting of its Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless he votes against such action or abstains from voting in respect thereto because of an asserted conflict of interest.

Section 6. Number. This Corporation shall have no less one and no more than three directors, the exact number of shall be established by resolution of the board of directors. The number of directors may be established from time to time by resolution of the Board of Directors, but no decrease shall have the effect of shortening the terms of any incumbent director.

Section 7. Election and Term. Each person named in the articles of incorporation as a member of the initial Board of Directors and all other directors appointed by the Board of Directors to fill vacancies thereof shall hold office until the first annual meeting of shareholders, and until his successor shall have been elected and qualified or until his earlier resignation, removal from office or death.

At the first annual meeting of shareholders and at each annual meeting thereafter the shareholders shall elect directors to hold office until the next succeeding annual meeting. Each director shall hold office for the term for which he is elected and until his successor shall have been elected and qualified or until his earlier resignation, removal from office or death.

Section 8. Vacancies. Any vacancy occurring in the Board of Directors, including any vacancy created by reason of an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the shareholders.

Section 9. Removal of Directors. At a meeting of the shareholders called expressly for that purpose, any director or the entire Board of Directors may be removed, with or without cause by a vote of the holders of a majority of the shares of each class or series of voting stock present in person or by proxy then entitled to vote at an election of directors.

Section 10. Quorum and Voting. A majority of the number of directors fixed by these bylaws shall constitute a quorum for the transaction of business. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 11. Director Conflicts of Interest. No contract or other transaction between this Corporation and one or more of its directors or any other corporation, firm, association or entity in which one or more of the directors are directors or officers or are financially interested, shall be either void or voidable because of such relationship or interest or because such director or directors are present at the meeting of the Board of Directors or a committee thereof which authorizes, approves or ratifies such contract or transaction or because his or their votes are counted for such purpose, if:
(a)	The fact of such relationship or interest is disclosed or known to the
Board of Directors or committee which authorizes, approves or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors; or
(b)	The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve or ratify such contract or transaction by vote or written consent; or
(c)	The contract or transaction is fair and reasonable as to the Corporation at the time it is authorized by the board, a committee or the shareholders.

     Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof which authorizes, approves or ratifies such contract or transaction.

Section 12. Place of Meeting. Regular and special meetings by the Board of Directors may be held within or without the State of Florida.

Section 13. Time. Notice and Call of Meetings. Regular meetings of the Board of Directors shall be held without notice immediately following the annual shareholders' meeting. Written notice of the time and place of special meetings of the board of directors shall be given to each director by either personal delivery, first class mail, facsimile transmission, or telegram at least two days before the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the director at his address as it appears on the books of the Corporation, with postage thereon prepaid.

     Notice of a meeting of the Board of Directors need not be given to any director who signs a waiver of notice either before or after the meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting and waiver of any and all obligations to the place of the meeting, the time of the meeting, or the manner in which it has been called or convened, except when a director states, at the beginning of the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.

     Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

     A majority of the directors present, whether or not a quorum exists, may adjourn any meeting of the Board of Directors to another time and place. Notice of any such adjourned meeting shall be given to the directors who were not present at the time of the adjournment and, unless the time and place of the adjourned meeting are announced at the time of the adjournment, to the other directors.

     Meetings of the Board of Directors may be called by the president of the Corporation or by any director.

     Members of the Board of Directors may participate in a meeting of such Board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.
Section 14. Action Without a Meeting. Any action required to be taken at a meeting of the directors of the Corporation, or any action which may be taken at a meeting of the directors, may be taken without a meeting if a consent in writing, setting forth the action to be taken, signed by all of the directors, is filed in the minutes of the proceedings of the Board. Such consent shall have the same effect as a unanimous vote.

Section 15. Committees. The Board of Directors may designate from among its members such committees it deems prudent such as, but not limited to, an executive committee, audit committee, compensation committee, finance committee and a litigation committee.

Article III. Officers

Section 1. Officers. The officers of this Corporation shall consist of a president, one or more vice presidents, secretary, and treasurer, and any assistants to the office of vice president, treasurer or secretary as may be designated by the Board of Directors, each of whom shall be elected by the Board of Directors from time to time. Any two or more offices may be held by the same person. The failure to elect any of the above officers shall not affect the existence of this Corporation.


Section 2. Duties. The officers of this Corporation shall have the following duties and such other duties as delegated by the president.

     The president shall be the chief executive officer of the Corporation, shall have general and active management of the business and affairs of the Corporation subject to the directions of the Board of Directors, and shall preside at all meetings of the stockholders and Board of Directors.

     The vice presidents shall perform such duties as may be prescribed by the Board of Directors or the president and shall act whenever the president shall be unavailable.

     The secretary shall have custody of and maintain all of the corporate records except the financial records, shall record the minutes of all meetings of the stockholders and whenever else required by the Board of Directors or the president, and shall perform such other duties as may be prescribed by the Board of Directors.


     The treasurer shall be the chief financial and accounting officer. He shall keep correct and complete records of account, showing accurately at all times the financial condition of the corporation. He shall be the legal custodian of all monies, notes, securities and other valuables that may from time to time come into the possession of the Corporation. He shall immediately deposit all funds of the Corporation coming into his hands in some reliable bank or other depositary to be designated by the Board of Directors and shall keep this bank account in the name of the Corporation. He shall furnish at meetings of the Board of Directors, or whenever requested, a statement of the financial condition of the Corporation and shall perform such other duties as the bylaws provide or the Board of Directors may prescribe.

Section 3. Removal of Officers. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever in its judgment the best interests of the Corporation will be served thereby.

     Any officer or agent elected by the shareholders may be removed only by vote of the shareholders, unless the shareholders shall have authorized the directors to remove such officer or agent.

     Any vacancy, however, occurring, in any office may be filled by the Board of Directors, unless the bylaws shall have expressly reserved such power to the shareholders.

     Removal of any officer shall be without prejudice to the contract rights, if any, of the person so removed; however, election or appointment of an officer or agent shall not of itself create contract rights.

Article IV. Stock Certificates

Section 1. Issuance. Every holder of shares in this Corporation shall be entitled to have a certificate, representing all shares to which he is entitled. No certificate shall be issued for any share until such share is fully paid.

Section 2. Form. Certificates representing shares in this Corporation shall be signed by the president or vice president and the secretary or an assistant secretary and may be sealed with the seal of this Corporation or a facsimile thereof. The signature of the president or vice president and the secretary or assistant secretary may be facsimiles if the certificate is manually signed on behalf of a transfer agent or a registrar, other than the Corporation itself or an employee of the Corporation. In case any officer who signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of its issuance.

     Every certificate representing shares issued by this Corporation shall set forth or fairly summarize upon the face or back of the certificate, or shall state that the Corporation will furnish to any shareholder upon request and without charge a full statement of, the designations, preferences, limitations and relative rights of the shares of each class or series authorized to be issued, and the variations in the relative rights and preferences between the shares of each series so far as the same have been fixed and determined, and the authority of the Board of Directors to fix and determine the relative rights and preferences of subsequent series.

     Every certificate representing shares which are restricted as to the sale, disposition, or other transfer of such shares shall state that such shares are restricted as to transfer and shall set forth or fairly summarize upon the certificate, or shall state that the Corporation will furnish to any shareholder upon request and without charge a full statement of, such restrictions.

     Each certificate representing shares shall state upon its face: the name of the Corporation; that the Corporation is organized under the laws of this state; the name of the person or persons to whom issued; the number and class of shares, and the designation of the series, if any, which such certificate represents; and the par value of each share represented by such certificate, or a statement that the shares are without par value.

Section 3. Transfer of Stock. The Corporation shall register a stock certificate presented to it for transfer if the certificate is properly endorsed by the holder of record or by his duly authorized attorney, and the signature of such person has been guaranteed by a commercial bank or trust company or by a member of the New York or American Stock Exchange.

Section 4. Lost. Stolen or Destroyed Certificates. The Corporation shall issue a new stock certificate in the place of any certificate previously issued if the holder of record of the certificate (a) makes proof in affidavit form that it has been lost, destroyed or wrongfully taken; (b) requests the issuance of a new certificate before the Corporation has notice that the certificate has been acquired by a purchaser for value in good faith and without notice of any adverse claim; (c) gives bond in such form as the Corporation may direct, to indemnify the Corporation, the transfer agent, and registrar against any claim that may be made on account of the alleged loss, destruction, or theft of a certificate; and (d) satisfies any other reasonable requirements imposed by the Corporation.

Article V. Books and Records

Section 1. Books and Records. This Corporation shall keep correct and complete records and books of account and shall keep minutes of the proceedings of its shareholders, Board of Directors and committees of directors.

     This Corporation shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders, and the number, class and series, if any, of the shares held by each.

     Any books, records and minutes may be in written form or in any other form capable of being converted into written form within a reasonable time.

Section 2. Shareholders' Inspection Rights. Any person who shall have been a holder of record of shares or of voting trust certificates therefor at least six months immediately preceding his demand or shall be the holder of record of, or the holder of record of voting trust certificates for, at least five percent of the outstanding shares of any class or series of the Corporation, upon written demand stating the purpose thereof, shall have the right to examine, in person or by agent or attorney, at any reasonable time or times,for any proper purpose its relevant books and records of accounts, minutes and records of shareholders and to make extracts therefrom.

Section 3. Financial Information. Not later than three months after the close of each fiscal year, this Corporation shall prepare a balance sheet showing in reasonable detail the financial condition of the Corporation as of the close of its fiscal year, and a profit and loss statement showing the results of the operations of the Corporation during its fiscal year.
     Upon the written request of any shareholder or holder of voting trust certificates for shares of the Corporation, the Corporation shall mail to such shareholder or holder of voting trust certificates a copy of the most recent such balance sheet and profit and loss statement.

     The balance sheets and profit and loss statements shall be filed in the registered office of the Corporation in this state, shall be kept for at least five years, and shall be subject to inspection during business hours by any shareholder or holder of voting trust certificates, in person or by agent.



Article VI. Dividends
     The Board of Directors of this Corporation may, from time to time, declare and the Corporation may pay dividends on its shares in cash, property or its own shares, except when the Corporation is insolvent or when the payment thereof would render the Corporation insolvent or when the declaration or payment thereof would be contrary to any restrictions contained in the articles of incorporation, subject to the following provisions:

(a)	Dividends in cash or property may be declared and paid, except as otherwise provided in this section, only out of the unreserved and unrestricted earned surplus of the Corporation or out of capital surplus, howsoever arising but each dividend paid out of capital surplus shall be identified as a distribution of capital surplus, and the amount per share paid from such surplus shall be disclosed to the shareholders receiving the same concurrently with the distribution.
(b)	Dividends maybe declared and paid in the Corporation's own treasury shares.
(c)	Dividends may be declared and paid in the Corporation's own authorized but unissued shares out of any unreserved and unrestricted surplus of the Corporation upon the following conditions:
(1)	If a dividend is payable in shares having a par value, such shares shall be issued at not less than the par value thereof and there shall be transferred to stated capital at the time such dividend is paid an amount of surplus equal to the aggregate par value of the shares to be issued as a dividend.
(2)	If a dividend is payable in shares without a par value, such shares shall be issued at such stated value as shall be fixed by the Board of Directors by resolution adopted at the time such dividend is declared, and there shall be transferred to stated capital at the time such dividend is paid an amount of surplus equal to the aggregate stated value so fixed in respect of such shares; and the amount per share so transferred to stated capital shall be disclosed to the shareholders receiving such dividend concurrently with the payment thereof.
(d)	No dividend payable in shares of any class shall be paid to the holders of shares of any other class unless the articles of incorporation so provide or such payment is authorized by the affirmative vote or the written consent of the holders of at least a majority of the outstanding shares of the class in which the payment is to be made.
(e)	A split-up or division of the issued shares of any class into a greater number of shares of the same class without increasing the stated capital of the Corporation shall not be construed to be a share dividend within the meaning of this section.

Article VII. Corporate Seal

     The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the following:

Article VIII. Amendment

     These bylaws may be repealed or amended, and new bylaws may be adopted, by the Board of Directors.







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










































SECOND AMENDMENT TO BYLAWS OF NYER MEDICAL GROUP, INC.
Dated: September 30, 1996

A.	Article I, Section 6 of the Bylaws of Nyer Medical Group, Inc. (the
"Company") shall be amended by deleting the current Section and replacing it as follows:

Section 6. Closing of Transfer Books and Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other purpose, the Board of Directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, 180 days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least 10 days immediately preceding such meeting.

     In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for the determination of shareholders, such date in any case to be not more than 180 days and, in case of a meeting of shareholders, not less than 10 days prior to the date on which the particular action requiring such determination of shareholders is to be taken.

     If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

     When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date for the adjourned meeting.

B. Article I, Sections 11 and 12 of the Bylaws of the Company shall be added as follows:

Section 11. Advance Notice of Shareholder Nomination of Directors. Directors may only be nominated by: (i) executive officers of the Company or (ii) by any stockholder with the power to vote at least ten percent (10%) of the then-outstanding voting securities of the Company who timely complies with the notice procedures contained in this section. To be timely, a stockholder's notice must be delivered to or mailed to and received by the Secretary of the Company at the principal executive office of the Company not less than 60 days prior to the meeting subject to any other requirements of law; provided, however, that in the event that less than 75 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the 15th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs.

Section 12. Business Introduced by Shareholders. For business to be properly introduced by a shareholder other than executive officers of the Company at a meeting of stockholders, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed and received by the Secretary of the Company in the same manner and subject to the same time requirements provided for stockholder notice of nominations to the Board as provided in Article I,
Section 11 of the Bylaws. A stockholder's notice must set forth as to each matter the stockholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class, series and number of shares of capital stock which are beneficially owned by the stockholder, and (iv) any material interest of the stockholder in such business.

C. Article II, Sections 7 and 9 of the Bylaws shall be amended by deleting the current Sections and replacing them as follows:

Section 7. Election and Term. Each member of the Board of Directors shall serve for a term as stated in Article IV of the Second Amendment to the Company's Articles of Incorporation, as amended from time to time.

Section 9. Removal of Directors. Directors may only be removed as provided in Article IV (d) of the Second Amendment to the Company's Articles of Incorporation, as amended from time to time.

D.	Article 6 of the Bylaws of the Company shall be amended by deleting the current Section and replacing it as follows:

Article VI - Dividends

     The Board of Directors of this Corporation may, from time to time, declare and the Corporation may pay dividends on its shares of capital stock in cash, property, its own shares of capital stock or shares of capital stock of any other corporation, except when the Corporation is insolvent or when the payment thereof would render the Corporation insolvent or when the declaration or payment thereof would be contrary to any restrictions contained in the articles of incorporation, subject to the following provisions:

(a)	Dividends in cash or property may be declared and paid, except as otherwise provided in this section, only out of the unreserved and unrestricted earned surplus of the Corporation or out of capital surplus, howsoever arising but each dividend paid out of capital surplus shall be identified as a distribution of capital surplus, and the amount per share paid from such surplus shall be disclosed to the shareholders receiving the same concurrently with the distribution.

(b)	Dividends may be declared and paid in the Corporation's own treasury shares.

(c)	Dividends may be declared and paid in the Corporation's own authorized but unissued shares of capital stock out of any unreserved and unrestricted surplus of the Corporation upon the following conditions:

(1)	If a dividend is payable in shares of capital stock having a par value, such shares shall be issued at not less than the par value thereof and there shall be transferred to stated capital at the time such dividend is paid an amount of surplus equal to the aggregate par value of the shares to be issued as a dividend.
(2)	If a dividend is payable in shares of capital stock without a par value, such shares shall be issued at such stated value as shall be fixed by the Board of Directors by resolution adopted at the time such dividend is declared, and there shall be transferred to stated capital at the time such dividend is paid an amount of surplus equal to the aggregate stated value so fixed in respect of such shares; and the amount per share so transferred to stated capital shall be disclosed to the shareholders receiving such dividend concurrently with the payment thereof.
(d)	Except for dividends of shares of capital stock of other corporations, no dividend payable in shares of any class shall be paid to the holders of shares of any other class unless the articles of incorporation so provide or such payment is authorized by the affirmative vote or the written consent of the holders of at least a majority of the outstanding shares of the class in which the payment is to be made.
(e)	A split-up or division of the issued shares of any class into a greater number of shares of the same class without increasing the stated capital of the Corporation shall not be construed to be a share dividend without the meaning of this section.







































AMENDMENT TO BYLAWS OF NYER MEDICAL GROUP, INC.
As Adopted on

February __, 1997

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


AMENDMENT TO BYLAWS OF NYER MEDICAL GROUP, INC.

			       Dated:  October 4, 2002


Article I, Section 1 of the Bylaws of Nyer Medical Group, Inc. (the "Corporation") shall be deleted in its entirety and replaced by the following:



	"Section 1. Annual Meeting. The annual meeting of the shareholders of this Corporation shall be held on the third Wednesday in November at 10:00 a.m. at the offices of the Corporation in Bangor, Maine, or at such other date, time and place designated by the Board of Directors of the Corporation. The annual meeting shall be held for the purpose of electing directors of the Corporation and for the transaction of any proper business."

	Article I, Section 2 of the Bylaws of the Corporation shall be amended for the purpose of deleting the title thereof and replacing such title with the following:

 "Section 2.  Special Meetings."


































AMENDMENT TO BYLAWS OF NYER MEDICAL GROUP, INC.

(AS ADOPTED BY THE BOARD OF DIRECTORS ON DECEMBER 13, 2007)

     The following Sections of the Bylaws of NYER MEDICAL GROUP, INC. (the "Corporation") are amended in the respects set forth below:

     Article I, Section 7 (Shareholder Quorum and Voting) shall be deleted in its entirety, and in its place shall be the following:

"Section 7. Shareholder Quorum and Voting. Unless otherwise provided by law, a majority of the aggregate number of outstanding shares of all classes or series of voting stock combined entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. Unless otherwise provided by law, when a specified item of business is required to be voted on by a class or series of stock as a separate class or series, a majority of the outstanding shares of such class or series shall constitute a quorum for the transaction of such item of business by that class or series.

     If a quorum is present, the affirmative vote of the majority of those shares present at the meeting in person or by proxy and entitled to vote on the subject matter shall be the act of the shareholders unless otherwise provided by law.

     After a quorum has been established at a shareholders' meeting, the subsequent withdrawal of shareholders (or votes, as the case may be) so as to reduce the number of shareholders (or votes, as the case may be) entitled to vote at the meeting below the number required for a quorum, shall not affect the validity of any action taken at the meeting or any adjournment thereof."

     The first paragraph of Article I, Section 8 (Voting of Shares) shall be deleted, and in its place shall be the following:

"Except as provided in the Articles of Incorporation of this Corporation, each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders."

     In Article I, Section 10, (Action By Shareholders Without a Meeting), there shall be added the following at the beginning of the first sentence:

"Unless otherwise provided in the Articles of Incorporation of this
Corporation......".

     In addition, at the end of the first paragraph of Section 10, there shall be added "unless otherwise provided by law".

     The Amendment of the Bylaws set forth in Section C of the Second Amendment to Bylaws dated September 30, 1996 shall be deleted, and in its place shall be the following:

"C. Article II, Sections 7 and 9 of the Bylaws shall be amended by deleting the current Sections and replacing them as follows:

Section 7. Election and Term. Each member of the Board of Directors shall serve for a term as stated in Article VI of the Second Amendment to the Company's Articles of Incorporation, as amended from time to time."

Section 9. Removal of Directors. Directors may only be removed as provided in Article VI(d) of the Second Amendment to the Company's Articles of Incorporation, as amended from time to time."

     The first sentence of Article III, Section 1 (Officers) shall be deleted, and in its place shall be the following:

"The officers of this Corporation shall consist of a president and/or chief executive officer, one or more vice presidents, secretary, and treasurer, and any assistants to the office of vice president, treasurer or secretary as may be designated by the Board of Directors each of whom shall be elected by the Board of Directors from time to time."

     The reference to Article VI in the Amendment to Bylaws adopted in February 1997 shall be instead a reference to "Article III". In addition, the introductory sentence and the first full paragraph of Article III, Section 2 (Duties) shall be deleted, and in its place shall be the following:
"The officers of this Corporation shall have the following duties and such other duties as may be delegated by the president or chief executive officer.

If one is appointed by the Board of Directors, the chief executive officer of the Corporation shall have general and active management of the business and affairs of the Corporation subject to directions of the Board of Directors. If one is appointed by the Board of Directors, the president shall preside at all meetings of the stockholders and the Board of Directors and also perform such other general and management responsibilities delegated to him or her by the Board of Directors."

     The first sentence of Article IV, Section 1 (Issuance) shall be deleted, and in its place shall be the following:

"Except as provided in Section 5 of this Article IV, every holder of shares in this Corporation shall be entitled to have a certificate, representing all shares to which he is entitled."

     There shall be added a new Section 5 of Article IV as follows:

"Section 5. Book Entry Form of Securities. In lieu of the issuance of certificates, the Corporation shall have the right to issue shares in this Corporation in book entry form and not represented by certificates."

















Exhibit 10.5 Amendment to Supply Agreement, dated December 21, 2007, between McKesson Corporation and of D.A.W., Inc.

     On July 1, 2006, D.A.W. and McKesson Corporation entered into a supply agreement. On December 21, 2007, an oral amendment to such agreement by McKesson's local distribution center extended accounts payable payment terms of D.A.W., and such amendment provided D.A.W. with the funds necessary to extend a $1,750,000 loan to the Company so that the Company could pay the cash portion of the purchase price of the 20% of D.A.W. stock which the Company purchased from certain shareholders of D.A.W. on February 4, 2008.















































EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULES 13a-14(a) AND 15d-14(a) OF THE
SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002
I, Mark Dumouchel, certify that:

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

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  February 19, 2008

/s/ Mark Dumouchel
    Mark Dumouchel
    President and Chief Executive Officer
    (Principal Executive Officer)


















































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

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  February 19, 2008

/s/ Karen L. Wright
    Karen L. Wright
    Chief Financial Officer, Vice President
    of Finance, Treasurer and Secretary
    (Principal Financial and Accounting Officer)


















































Exhibit 32.1

CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), I, Mark Dumouchel, President and Chief Executive Officer (Principal Executive Officer) of the Company, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


/s/ Mark Dumouchel
    --------------


    Mark Dumouchel
    President and Chief Executive Officer
    (Principal Executive Officer)

    February 19, 2008

























Exhibit 32.2

CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), I, Karen L. Wright, Chief Financial Officer, Vice President of Finance, Treasurer and Secretary of the Company, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the  dates and for the periods indicated.


/s/ Karen L. Wright
    ---------------

    Karen L. Wright,
    Chief Financial Officer, Vice President
    of Finance, Treasurer and Secretary
    (Principal Financial and Accounting Officer)
    February 19, 2008