Form 10-Q
period 2008-03-31
NYER MEDICAL GROUP INC
filed 2008-05-20
CIK 884647

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2008

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from                      to
                       Commission File Number           000-20175

                                  NYER MEDICAL GROUP, INC.
                                  ------------------------
                  (Exact name of registrant as specified in its charter)

                         Florida                               01-0469607
                         -------                               ----------
              (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)                Identification No.)

                 1292 Hammond Street, Bangor, Maine               04401
                 -----------------------------------              -----
              (Address of principal executive offices)          (Zip Code)

                                       (207) 942-5273
                                        -------------
                   (Registrant's telephone number, including area code)

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

   Non-accelerated filer [ ]                 Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).         Yes [ ]      No [X]

As of May 19, 2008 there were 3,978,199 shares of common stock outstanding, par value $.0001 per share.

FORM 10-Q          NYER MEDICAL GROUP, INC.  000-20175 MARCH 31,   2008


                                      INDEX


                                                                    Page No.

                          PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets, March 31, 2008 and
             June 30, 2007                                                4
           Consolidated Statements of Operations, Three Months
             Ended March 31, 2008 and 2007                                6
           Consolidated Statements of Operations, Nine Months
             Ended March 31, 2008 and 2007                                7
           Consolidated Statements of Cash Flows, Nine Months
             Ended March 31, 2008 and 2007                                8
           Selected Notes to Consolidated Financial Statements           10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         20

  Item 4T. Controls and Procedures                                       31

                            PART II - OTHER INFORMATION

  Item 1A. Risk Factors                                                  32

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                      32

  Item 4.  Submissions of Matters to a Vote of Security Holders          33

  Item 6.  Exhibits                                                      34

           Signatures                                                    37


















FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175     MARCH 31, 2008


     Certain statements contained in this report are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These statements are generally identified by the inclusion of phrases such as "we expect", "we anticipate", "we believe", "we estimate" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described under "Part I. Item 1. A. - Risk Factors" below and under "Part I. Item 1. A. - Risk Factors" in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC").

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





































FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008

                         PART I - Financial Information

Item 1.  Financial Statements:

                        NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            March 31,         June 30,
                                              2008              2007
                                              ----              ----
                                           (Unaudited)

Current assets:
  Cash                                     $   458,232       $ 1,172,081
  Accounts receivable, less allowance
   for doubtful accounts of $70,000 at
   March 31, 2008 and $85,000 at
   June 30, 2007                             4,804,545         5,180,693
  Inventories                                7,259,928         6,830,589
  Prepaid expenses and other current
   assets                                      171,104           260,211
  Refundable income taxes                      139,000            84,000
  Current portion of deferred tax
   asset                                       265,000           248,000
                                           -----------       -----------

      Total current assets                  13,097,809        13,775,574
                                           -----------       -----------
Property, plant and equipment, net
 of accumulated depreciation                 1,450,043         1,413,300
                                           -----------       -----------

Goodwill                                     2,239,563           104,463
Other intangible assets                        747,406           570,219
Long-term portion of deferred
 tax asset                                     448,000           377,000
                                           -----------       -----------

                                             3,434,969         1,051,682
                                           -----------       -----------

      Total assets                         $17,982,821       $16,240,556
                                           ===========       ===========




     See accompanying notes to consolidated financial statements.





FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                       NYER MEDICAL GROUP, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,         June 30,
                                              2008              2007
                                              ----              ----
                                           (Unaudited)
Current liabilities:

  Line of credit                           $   300,000       $   125,000
  Current portion of long-term debt            210,750           176,749
  Current portion of long-term debt,
   due related parties                       1,580,000                 -
  Accounts payable                           5,936,758         4,037,493
  Accrued payroll and related taxes            480,165           751,912
  Accrued expenses and other liabilities       633,930           345,197
  Income taxes payable                          69,533            67,445
  Liabilities to be disposed of from
   discontinued operations                           -           298,628
                                           -----------       -----------

            Total current liabilities        9,211,136         5,802,424
                                           -----------       -----------
Long-term debt, net of current
  portion                                      285,563           113,958
                                           -----------       -----------
Long-term debt, net of current
  portion, due related parties                 313,333                 -
                                           -----------       -----------
Deferred tax liabilities                             -            32,000
                                           -----------       -----------
Minority interest                                    -         1,827,861
                                           -----------       -----------

Shareholders' equity:
  Preferred stock, Class A and B,
   Series 1                                          -                 3
  Series 2 Class B, Preferred stock            400,000                 -
  Common stock                                     398               398
  Additional paid-in capital                17,753,223        18,096,037
  Accumulated deficit                       (9,980,832)       (9,632,125)
                                           -----------       -----------
            Total shareholders'
             equity                          8,172,789         8,464,313
                                           -----------       -----------
            Total liabilities and
             shareholders' equity          $17,982,821       $16,240,556
                                           ===========       ===========



     See accompanying notes to the consolidated financial statements.


FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     For the three months ended
                                                      March 31,       March 31,
                                                        2008             2007
                                                        ----             ----
Revenues:
  Sales                                           $18,098,491      $16,781,341
  Dispensing fees                                     825,380          594,185
                                                  -----------      -----------
      Total revenues                               18,923,871       17,375,526

Costs and expenses:
  Cost of sales                                    14,114,180       13,214,989
  Selling, general and administrative expenses      4,936,086        4,020,308
  Depreciation and amortization                       149,472          125,912
                                                  -----------      -----------

      Total costs and expenses                     19,199,738       17,361,209
                                                  -----------      -----------

  Operating (loss) income                            (275,867)          14,317
                                                  -----------      -----------
Other (expense) income:
  Interest expense                                    (36,469)          (5,658)
  Interest income                                       2,653            4,921
  Other                                                 2,566            2,045
                                                  -----------      -----------
      Total (expense) other income                    (31,250)           1,308
                                                  -----------      -----------
(Loss) income before income taxes and minority
  interest                                           (307,117)          15,625

Benefit (provision) for income taxes                   90,127          (49,300)

Minority interest expense, net of income
  taxes expense                                         1,095          (34,244)
                                                  -----------      -----------
Net loss                                             (215,895)         (67,919)

Deemed dividend on redemption of preferred
  stock                                              (399,997)               -
                                                  -----------      -----------
Net loss applicable to common shareholders        $  (615,892)     $   (67,919)
                                                  ===========      ===========
Basic and diluted loss per share
 applicable to common shareholders                $      (.16)     $      (.02)
                                                  ============     ===========
Weighted average common shares outstanding,
 basic and diluted                                  3,978,199        3,978,199
                                                    =========        =========

            See accompanying notes to the consolidated financial statements.


FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
           NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     For the nine months ended
                                                     March 31,       March 31,
                                                       2008             2007
Revenues:                                              ----             ----
  Sales                                           $53,626,029      $50,367,536
  Dispensing fees                                   2,323,140        1,659,522
                                                  -----------      -----------
      Total revenues                               55,949,169       52,027,058

Costs and expenses:
  Cost of sales                                    41,892,178       39,627,924
  Selling, general and administrative expenses     14,269,639       11,656,841
  Depreciation and amortization                       447,241          400,395
                                                  -----------      -----------
      Total costs and expenses                     56,609,058       51,685,160
                                                  -----------      -----------

  Operating (loss) income                            (659,889)         341,898
                                                  -----------      -----------
Other (expense) income:
  Interest expense                                    (52,589)         (18,297)
  Interest income                                      11,348           14,977
  Other                                                19,457            8,281
                                                  -----------      -----------
      Total other (expense) income                    (21,784)           4,961
                                                  -----------      -----------
(Loss) income from continuing operations
   before income taxes and minority interest         (681,673)         346,859

Benefit (provision) for income taxes                  187,377         (196,300)

Minority interest expense, net of income
  taxes expense                                       (37,039)        (115,633)
                                                  -----------      -----------
Net (loss) income from continuing operations         (531,335)          34,926

Discontinued operations:
Gain on disposal, net of $116,000 income taxes        182,628                -
                                                  -----------      -----------
Net (loss) income                                    (348,707)          34,926
Deemed dividend on redemption of preferred stock     (399,997)               -
                                                  -----------      -----------
Net (loss) income applicable to common
 shareholders                                     $  (748,704)     $    34,926
                                                  ===========      ===========
Basic and diluted (loss) income per share:
  Continuing operations (net of deemed dividend
  in redemption of preferred stock)               $      (.24)     $       .01
  Discontinued operations                                 .05                -
                                                  -----------      -----------

Basic and diluted (loss) income per share         $      (.19)     $       .01
                                                  ===========      ===========
Weighted average common shares outstanding,
 basic and diluted                                  3,978,199        3,978,199
                                                    =========        =========
      See accompanying notes to the consolidated financial
                        statements.


FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
             NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

                                               For the nine months ended
                                                 March 31,        March 31,
                                                  2008             2007
                                                  ----             ----
Cash flows from continuing operating activities:
  Net (loss) income                                    $   (531,335) $  34,926
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
  Depreciation                                              344,373     310,083
  Amortization                                              102,868      90,312
  Stock-based compensation expense                           57,183      35,277
  Deferred income tax                                      (120,000)     11,900
  Minority interest                                          37,039     115,633
  Changes in working capital                              2,151,368    (360,237)
                                                        -----------   ---------
Net cash flows provided by operating activities
 from continuing operations                               2,041,496     237,894
                                                        -----------   ---------
Cash flows used in continuing investing activities:

 Acquisition of 20% of subsidiary                        (1,750,000)          -
 Acquisition of pharmacy                                   (552,115)          -
 Purchase of property, plant and equipment, net            (361,170)   (179,592)
                                                         ----------   ---------
 Net cash flows used in investing activities             (2,663,285)   (179,592)
                                                         ----------   ---------
Cash flows provided by (used in) continuing financing activities:

 Proceeds from line of credit                               175,000     100,000
 Payments on long-term debt                                (151,060)   (143,016)
                                                         ---------- -----------
 Net cash flows provided by (used in) financing
  activities                                                 23,940     (43,016)
                                                          ---------   ---------
Net cash flows used in discontinued operations:
  Income taxes                                             (116,000)          -
                                                          ---------    --------
Net (decrease) increase in cash                            (713,849)     15,286

Cash at beginning of period                               1,172,081     814,119
                                                       ------------  ----------
Cash at end of period                                  $     458,232  $  829,405
                                                       =============  ==========
            See accompanying notes to the consolidated financial statements.
                                          continued
FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                          NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

                                For the nine months ended
                                 March 31,       March 31,
                                               2008            2007
  Changes in working capital:

  Accounts receivable                     $    376,148     $   409,999
  Inventories                                 (177,224)       (439,700)
  Prepaid expenses and other current assets     89,107          79,162
  Refundable income taxes                      (55,000)        (21,500)
  Accounts payable                           1,899,265        (164,157)
  Accrued payroll and related taxes           (271,747)          4,037
  Accrued expenses and other liabilities       288,731        (140,078)
  Income tax payable                             2,088         (88,000)
                                          ------------     -----------
      Net change                          $  2,151,368     $  (360,237)
                                          ============     ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest                                  $      9,196     $    12,749
                                          ============     ===========
Income taxes                              $    130,892     $    367,693
                                          ============     ============

Supplemental disclosures of non-cash investing and financing activities:

The purchase of 20% of subsidiary, D.A.W. in February 2008 is summarized as follows:

Purchase price allocated as follows:
  Goodwill                                $  2,135,100
    Minority interest                        1,864,900
                                          ------------
      Total                               $  4,000,000
                                          ============

Consideration for the acquisition was as follows:

   Preferred stock, Series 2 Class B      $    400,000
   Convertible notes                         1,500,000
   Note payable                                350,000
   Cash                                      1,750,000
                                          ------------
       Total                              $  4,000,000
                                          ============






The acquisition of a pharmacy in July 2007 is summarized as follows:

  Inventory                               $    252,115
  Property, plant and equipment                 19,945
  Prescription lists                           280,055
                                          ------------
      Cash paid for acquisition           $    552,115
                                          ============

Reversal of discontinued operations accounts
    payable, accrued expenses and other
    liabilities                           $    298,628
                                          ============

        See accompanying notes to the consolidated financial statements.





FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                        NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Fair value of financial instruments

     The carrying values of accounts receivable, accounts payables and debt approximate fair value. The carrying values and estimated fair values for long-term debt, based on quoted market rates of financial instruments were approximately the same.

    Recent Accounting Pronouncements

     In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 162.


FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Accounting Policies, continued

     Recent Accounting Pronouncements, continued

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires disclosure of the following: objectives for using derivative instruments in terms of underlying risk and accounting designation, the fair values of derivative instruments and their gains and losses in a tabular format, and information about credit-risk-related contingent features. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 161.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 141.

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

2.  Stock Based Compensation

     The Company adopted SFAS No. 123R, "Share-Based Payment," effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at the fair value of the options. SFAS No. 123R is effective for annual periods beginning after June 15, 2005.

     As a result of adopting SFAS No. 123R, the Company recorded stock based compensation expenses of $31,993 and $12,432 for the three months ended March 31, 2008 and 2007, respectively. The Company recorded stock based compensation expenses of $57,183 and $35,277 for the nine months ended March 31, 2008 and 2007, respectively.

3.  Change in Control and Purchase of 20% of Subsidiary

     In February 2008, the Company completed its acquisition of the remaining 20% of the outstanding common stock of its pharmacies segment, D.A.W., Inc. through a series of transactions (the "Acquisition"). In consideration for the acquisition, the Company paid and issued the following: (i) a cash payment of $1,750,000 (which the Company borrowed from D.A.W. and which was funded by increased credit terms by D.A.W.'s major supplier), (ii) shares of a newly-created series of convertible Class B preferred stock which would initially be convertible into 218,000 shares of the Company's common stock. The conversion rate of the shares would be adjusted, if at the time of the conversion, the Company has issued additional shares of common stock below $1.84 per share. The shares have the same aggregate 4,000,000 voting rights as the Company's then existing Class A and Class B preferred stock. (iii) promissory notes in the aggregate principal amount of $350,000, and (iv) convertible promissory notes in the aggregate principal amount of $1,500,000 which would be convertible into common stock of the Company at an initial conversion price of $1.84 per share, subject to adjustment (collectively (i) through (iv), the "Consideration").









FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                     NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Change in Control and Purchase of 20% of Subsidiary, continued

     As a result of the Acquisition (including the issuance of the newly issued Series 2 Class B Preferred Stock to the certain of the Minority Shareholders), the Nyle Purchase, the Samuel Nyer Purchase and the appointment of Mark and David Dumouchel to fill director and officer vacancies, there has been a change of control of the Company with the former Minority Shareholders owning approximately 58% of the voting power of the Company's outstanding common stock.

     The Company entered into a registration rights agreement with certain of the Minority Shareholders (i.e., Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Ms. Lucille Curry); the Company entered into an amendment with Karen Wright to amend Ms. Wright's employment agreement to reflect her resignation as President and Vice President of Operations of the Company; Ms. Wright was reappointed as Vice President of Finance, Treasurer and Secretary. Messrs. Mark and David Dumouchel were elected to the Company's Board of Directors; Mr. Mark Dumouchel was appointed President and Chief Executive Officer; three-year employment agreements were entered into with D.A.W. and each of Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Michael Curry and certain of the Minority Shareholders purchased from Nyle International Corp., a corporation controlled by Samuel Nyer, 597,826 shares of the Company's common stock (the "Nyle Purchase") for $1.84 per share.

     Prior to the Acquisition, Mr. Nyer, through his ownership of the Class A Stock and the Class B Stock (which carried 4,000,000 votes in the aggregate), controlled a majority of the Company's voting securities.

     In February, 2008, the Company purchased from Mr. Samuel Nyer ("Mr. Nyer"), 2,000 shares of the Company's Class A preferred stock (the "Class A Stock") and 1,000 shares of the Company's Class B preferred stock (the "Class B Stock") held by Mr. Nyer (which represented all of the then issued and outstanding shares of such preferred stock) in exchange for a promissory note in the amount of $400,000 (the "Samuel Nyer Purchase").


















FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Other intangible assets

    The following is a summary of other intangible assets:

    March 31, 2008       Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------    ----      ------------      ---
    Prescription lists        9.2     $1,031,555      $284,149      $747,406
    Non-compete agreements      -        340,000       340,000             -
                                      ----------      --------      --------
        Totals                        $1,371,555      $624,149      $747,406
                                      ==========      ========      ========
    June 30, 2007        Amortization               Accumulated
                         Period (years)   Cost      Amortization      Net
                         -------------   -----      ------------      ---
    Prescription lists        8.8     $  751,500      $217,280      $534,220
    Non-compete agreements     .8        340,000       304,001        35,999
                                      ----------      --------      --------
        Totals                        $1,091,500      $521,281      $570,219
                                      ==========      ========      ========

     Amortization expense was $34,290 and $30,104 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was $102,868 and $90,312 for the nine months ended March 31, 2008 and 2007, respectively.

     Based on the balance of intangible assets at March 31, 2008, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

                      Year              Amortization amount
                      ----              -------------------
                      2008                 $ 22,288
                      2009                   89,155
                      2010                   89,155
                      2011                   89,155
                      2012                   87,048
                      Thereafter            370,605
                                           --------
                        Total              $747,406
                                           ========
5.  Notes payable

    As of March 31, 2008, related parties notes payable were:

    Convertible notes                          $1,500,000
    Note payable, shareholder                     393,333
                                               ----------
                                                1,893,333
    Less current portion                        1,580,000
                                               ----------
    Long term portion                          $  313,333
                                               ==========

     In February 2008, Convertible Notes were issued to the former Minority Shareholders in the amount of $1,500,000. The Convertible Notes bear interest at the rate of 8% per annum, are due on February 4, 2011. After February 4, 2009 (the first anniversary of the transaction), any of the former Minority Shareholders can convert all or any portion of their allocable payment of the
Note into shares of the Company's common stock at an initial conversion price of $1.84 per share. They can also redeem for cash.



FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                    NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Notes payable, continued

     In February 2008, a promissory note was issued to Mr. Samuel Nyer in the amount of $400,000 for the purchase of the Company's 2,000 shares of Class A Preferred Stock and 1,000 shares of Class B Preferred Stock, Series 1. The note is payable in equal monthly installments of $6,667 plus interest on the unpaid balance at 7%. The note matures in February 2013.

    At March 31, 2008, other notes payable were:

                                                March 31,       June 30,
                                                  2008            2007
                                                  ----            ----
    Note payable, former shareholder           $  344,167      $        -
    Note payable                                    4,000          40,000
    Note payable                                  148,146         250,707
                                                  496,313         290,707
                                               ----------      ----------

    Less current portion                          210,750         176,749
                                               ----------      ----------
    Long term portion                          $  285,563      $  113,958
                                               ==========      ==========

     In February 2008, a promissory note was issued to the former Minority Shareholders in the amount of $350,000. The note is payable in equal monthly installments of $5,833 plus 7% interest on the unpaid balance. The note matures in February 2013. The note was assigned to Nyle International Corp on February 4, 2008 by the Minority Shareholders as consideration for their purchase of common stock of the Company owned by Nyle.

     Note payable for an acquisition of a pharmacy, payable in equal monthly installments of $4,000 plus interest on the unpaid balance at 5%. The note matures in April 2008, and is collateralized by pharmacy inventory.

     Note payable for an acquisition of a pharmacy, payable in equal monthly installments of $11,396 plus interest on the unpaid balance at 6%. The note matures in March 2009.





6.  Accrued expenses and other liabilities

    Accrued expenses and other liabilities were as follows:

                                                March 31,       June 30,
                                                  2008            2007
                                                  ----            ----
   Accrued severance payable-officer          $  118,415      $         -
   Accrued legal expense                         290,629           43,852
   Accrued accounting and audit expense           91,920          111,931
   Accrued expenses and other liabilities        132,966          189,414
                                              ----------      -----------
       Total accrued expenses and other
        liabilities                           $  633,930      $   345,197
                                              ==========      ===========

    The $118,415 for accrued severance payable-officer was a charge attributable to the non-renewal of the former chief executive officer's employment contract.

     The increase in accrued legal expenses was due to the purchase of the minority interest in D.A.W. in February 2008.


FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  Discontinued operations

     Liabilities of discontinued operations (fire and police segment) were as follows:
                                                March 31,       June 30,
                                                  2008            2007
                                                  ----            -----
   Accounts payable                           $        -      $   251,957
   Accrued expenses and other liabilities              -           46,671
                                              ----------      -----------
       Total liabilities                      $        -      $   298,628
                                              ==========      ===========

     At December 31, 2007, the Company reevaluated the outstanding liabilities related to its discontinued operations and concluded the discontinued subsidiaries would not be able to satisfy the amounts owed. Therefore, the Company reversed the liabilities from its discontinued operations.

8.  Series 2 Class B Preferred stock

     In February 2008, 2,000 shares of Series 2 Class B Preferred Stock (the "Series 2 Stock"), a newly-created series of convertible Class B preferred stock of the Company was issued to the former minority. The shares are initially convertible into 218,000 shares of the Company's common stock (the "Common Stock"), based upon an initial conversion price of $1.84 (which is subject to adjustment), and which have 2,000 votes per share of Series 2 Stock (for an aggregate of 4,000,000 votes).


     At any time, the holders of the Series 2 Stock may convert their shares into common stock upon the Company's (i) consolidation with or merger into any other person, or (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company. The holders of at least a majority of the Series
2 Stock then outstanding may waive any of the conditions to mandatory conversion and may convert their shares of Series 2 Stock at any time after February 4, 2011.

     On February 4, 2011, or such later date as the following conditions are met in their entirety, all of the shares of Series 2 Stock will be converted into Common Stock: (i) no event of default has occurred and is continuing beyond any applicable cure periods under the promissory notes issued by the Company to any of the Minority Shareholders pursuant to the Amended Agreement or the promissory note evidencing the indebtedness of the Company's subsidiary, ADCO Surgical Supply, Inc., to Key Bank and (ii) the resale of Common Stock issuable upon conversion of the Series 2 Stock is covered by an effective registration statement.

     If the Company issues or sells any shares of Common Stock by means of options, convertible securities, or otherwise for a price per share (the "New Issuance Price") less than the Conversion Price then in effect, then immediately after such dilutive issuance, the Conversion Price then in effect will be reduced to the New Issuance Price. The adjustment to the Conversion Price made in regard to an option or convertible security will be made at the time such option or convertible security is issued (and not when such option or convertible security is exercised or converted).

     Total authorized shares are 2,500,000, par value $.001; 2,000 shares are outstanding and have been designated as Series 2 Class B Preferred Stock. Each share has voting rights equal to 2,000 shares of common stock.



FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     At March 31, 2008, summarized stock options were:

                 Outstanding stock options       Exercisable stock options
                         Weighted                        Weighted
                         average     Weighted            average      Weighted
Exercise                 remaining   average             remaining    average
price                    contractual exercise            contractual  exercise
range           Shares      life     price       Shares     life      price
-----           ------      ----     -----       -------    ----      -----
$1.29-$1.95      808,000    7.0      $1.48        704,000    6.5      $1.70
$2.10-$3.52      134,000    4.9      $3.95        126,000    5.1      $2.80
$4.75 $6.50      558,000    2.1      $6.37        558,000    2.1      $6.37
               ---------                        ---------
               1,500,000                        1,388,000
               =========                        =========

    At March 31, 2008, summarized changes in common stock options were:

                           2008                         2007
                           ----                         ----
                     Weighted average             Weighted average
                  Shares   exercise price       Shares   exercise price
                  ------   --------------       ------   --------------
Outstanding at
 June 30:        1,471,600      $3.72          1,532,600      $ 4.05
Additions          104,000       1.49                  -           -
Canceled           (75,600)      4.59            (56,000)      11.38
                 ---------                     ---------
Outstanding at
 March 31:
 the year        1,500,000      $3.52          1,476,600      $ 3.77
                 =========                     =========

     The Company granted 104,000 stock options during the three months March 31, 2008. The pharmacies segment's management team each received 12,000 stock option grants as part of their three year employment contract renewal in February 2008; the remainder consisted of new grants to each newly elected member of the Board of Directors and certain officers, receive 4,000 stock options a year for each year of service to the Company.

FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  Stock options plans, continued

     There were no grants for the three months and nine months ended March 31, 2007.

     The Company recorded stock based compensation expense of $31,993 and $12,432 for the three months ended March 31, 2008 and 2007, respectively. The Company recorded stock based compensation expense of $57,183 and $35,277 for the nine months ended March 31, 2008 and 2007, respectively. Unrecognized compensation cost to be recognized in the future for stock option grants at March 31, 2008 is $92,495.

     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                March 31,    March 31,
                                  2008         2007
                                  ----         ----
   Risk-free interest             3.8%         3.7%
   Dividend yield                   0%           0%
   Expected volatility             93%         102%
   Expected life (years)            5            5

10. Earnings per share

     Amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock were as follows:

                               Three months ended     Nine months ended
                                    March 31,              March 31,
                                2008       2007        2008        2007
                                ----       ----        ----        ----
Weighted average number of
 common shares used in basic
 EPS                          3,978,199   3,978,199   3,978,199   3,978,199
Stock options                         -     181,028           -     262,833
                              ---------   ---------   ---------   ----------
Weighted average number of
 common shares used in
 diluted EPS                  3,978,199   4,159,227   3,978,199   4,241,032
                              =========   =========   =========   =========

     Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted (loss) earnings per shares:

                               Three months ended     Nine months ended
                                    March 31,              March 31,
                                2008       2007        2008        2007
                                ----       ----        ----        ----
Stock options                 1,500,000     807,920   1,500,000     803,920
Convertible notes               815,217           -     815,217           -
Convertible preferred stock     218,000           -     218,000           -
                              ---------    --------   ---------    --------

 Total                        2,533,217     807,920   2,533,217     803,920
                              =========    ========   =========    =========

     The calculation of weighted average diluted shares pursuant to SFAS No. 128, Earnings per Share ("SFAS No. 128") includes additional shares related to the convertible notes when the average market price is above the current conversion price. The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the convertible notes assuming the settlement occurred on the end of the reporting period.

     The dilutive effect of the Series 2 Class B Preferred Stock shall be reflected in diluted earnings per share by application of the "if-converted" method in accordance with SFAS No. 128. For the three months ended March 31, 2008, the weighted average common stock equivalents related to the Series 2 Class B Preferred Stock has been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.


FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Earnings per share, continued

     FASB Emerging Issue Task Force Topic D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock ("EITF Topic D-42"), provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.

     During February 2008, the Company redeemed the Series A and B preferred stock ("Series A and B Preferred Stock"). The Series A and B Preferred Stock was redeemed for $400,000. The excess over the carry value of $3 was recorded as a deemed dividend and increased the net loss to arrive at the net loss applicable to common stockholders.

11. Contingencies

     Legal proceedings

     The Company is subject to various legal proceedings and threatened legal proceedings from time to time as part of its business.

12. Business Segments

     The Company had two business segments for three months ended and nine months ended March 31: (1) pharmacies and (2) wholesale and retail sales of surgical, medical equipment and supplies ("medical"). Business segments are determined by the management approach which analyses segments based on products or services offered for sale.

    Net revenues
                         Three months ended              Nine months ended
                            March 31,                       March 31,
                         2008         2007              2008          2007
                         ----         ----              ----          ----
   Pharmacies        $17,118,547   $15,556,843      $50,382,216   $46,218,662
   Dispensing fees       825,380       594,185        2,323,140     1,659,522
                     -----------   -----------      -----------   -----------
       Pharmacies     17,943,927    16,151,028       52,705,356    47,828,184

   Medical               979,944     1,224,498        3,243,813     4,148,874
                     -----------   -----------      -----------   -----------
                     $18,923,871   $17,375,526      $55,949,169   $52,027,058
                     ===========   ===========      ===========   ===========

     Operating (loss) income

                          Three months ended              Nine months ended
                               March 31,                      March 31,
                            2008         2007              2008          2007
                            ----         ----              ----          ----
   Pharmacies        $   170,569   $   338,127      $   548,785   $ 1,076,930
      Medical            (42,153)     (101,393)        (150,580)       50,661)
      Corporate         (404,283)     (222,417)      (1,058,094)     (584,371)
                     -----------   -----------      -----------   -----------
                     $  (275,867)  $    14,317      $  (659,889)  $   341,898
                     ===========   ===========      ===========   ===========

     Identifiable assets                                   March 31,
                                                       2008          2007
                                                       ----          ----
      Pharmacies                                    $16,138,660   $13,142,777
      Medical                                           949,899     1,294,580
      Corporate                                         804,262       766,777
                                                    -----------   -----------
                                                    $17,892,821   $15,204,134
                                                    ===========   ===========
     Capital expenditures

                            Three months ended              Nine months ended
                               March 31,                      March 31,
                            2008         2007              2008          2007
                            ----         ----              ----          ----
      Pharmacies     $    39,750   $    18,232      $   360,574   $   160,542
      Medical                  -             -              596        19,050
                     -----------   -----------      -----------   -----------
                     $    39,750   $    18,232      $   361,170   $   179,592
                     ===========   ===========      ===========   ===========

     Depreciation and Amortization

                           Three months ended              Nine months ended
                              March 31,                      March 31,
                           2008         2007              2008          2007
                           ----         ----              ----          ----
      Pharmacies       $   140,521   $   113,135      $   413,147   $   360,125
      Medical                8,951        12,777           34,094        40,270
                       -----------   -----------      -----------   -----------
                       $   149,472   $   125,912      $   447,241   $   400,395
                       ===========   ===========      ===========   ===========

     Interest expense
                           Three months ended              Nine months ended
                              March 31,                      March 31,
                           2008         2007              2008          2007
                           ----         ----              ----          ----
      Pharmacies       $     2,382   $     5,606      $     9,799   $   18,032
      Medical                  258            52              451          265
      Corporate             33,829             -           42,339            -
                       -----------   -----------      -----------   ----------
                       $    36,469   $     5,658      $    52,589   $   18,297
                       ===========   ===========      ===========   ==========

     Income taxes
                            Three months ended              Nine months ended
                              March 31,                      March 31,
                           2008         2007              2008          2007
                           ----         ----              ----          ----
      Pharmacies       $    61,350   $   137,000      $   205,200   $  409,000
      Medical              (14,600)      (34,000)         (50,900)     (49,800)
      Corporate           (136,877)      (53,700)        (341,677)    (162,900)
                       -----------   -----------      -----------   ----------
                       $   (90,127)  $    49,300      $  (187,377)  $  196,300
                       ===========   ===========      ===========   ==========













































FORM 10-Q     NYER MEDICAL GROUP, INC.  000-20175          MARCH 31, 2008
                       NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months and nine months ended March 31, 2008 and 2007. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto for the three months and nine months ended March 31, 2008 and 2007, included herein, and for the year ended June 30, 2007, included in our Annual Report on Form 10-K for the year ended June 30, 2007.

     The Company sustained a loss for the three months and nine months ended March 31, 2008 due to costs related to the acquisition of the Company's 20% minority interest in D.A.W. and the purchase of the preferred stock owned by Samuel Nyer, creating a change in control of the Company.

Net Revenues

     Total revenues for the three months ended March 31, 2008 increased by $1,548,345 to $18,923,871 or 8.9% from $17,375,526 for the three months ended
March 31, 2007. Total revenues for the nine months ended March 31, 2008 increased by $3,922,111 to $55,949,169 or 7.5% from $52,027,058 for the nine months ended March 31, 2007.

     Revenues by business segment for the three months ended and for the nine months March 31 was:

              Three months ended   Increase     Nine months ended     Increase
                  March 31,       (decrease)         March 31,       (decrease)
               2008          2007      %          2008          2007      %
               ----          ----      -          ----          ----      -
Pharmacies  $17,118,547  $15,556,843  10.0    $50,382,216  $46,218,662    9.0
Dispensing
 Fees           825,380      594,185  38.9      2,323,140    1,659,522   40.0
            -----------  -----------          -----------  -----------
 Pharmacies  17,943,927   16,151,028  11.1     52,705,356   47,828,184   10.1

Medical         979,944    1,224,498 (20.0)     3,243,813    4,148,874  (21.8)
            -----------  -----------          -----------  -----------
            $18,923,871  $17,375,526   8.9%   $55,949,169  $52,027,058    7.5%
            ===========  ===========          ===========  ===========
     The pharmacies segment's revenues increased $1,792,899 to $17,943,927 or 11.1% for the three months ended March 31, 2008 as compared to $16,151,028 for the three months ended March 31, 2007. This was due to an 8.5% increase in the number of prescriptions dispensed at stores open more than 1 year, the acquisition of a pharmacy in July 2007 and the addition of two new pharmacies, in April and December 2007, respectively. Stores open more than one year experienced a 5.4% growth in revenue. The pharmacies recognize revenues both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through the dispensing of inventory owned by Federally Qualified Health Centers ("FQHCs") pursuant to Pharmacy Management Services Contracts entered into by the pharmacies with various FQHCs. The dollar growth in the pharmacies segment's revenues does not directly correlate with the growth in prescription dispensing due to a significant increase in the utilization of generic drugs which typically have a significantly lower selling price.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Net Revenues, continued

     The pharmacies segment's sales (revenues other than dispensing fees) increased $1,561,704 to $17,118,547 or 10.1% for the three months ended March 31, 2008 as compared to $15,556,843 for the three months ended March 31, 2007. The increase was attributable to the acquired store, two new pharmacies opened, and a 2.8% increase in sales of locations opened more than a year.

     The increase in prescription dispensing at stores open more than one year can be attributed to greater drug utilization on the part of an aging population, an overall increase in market share within certain communities and an increased utilization of pharmacy services by patients of FQHCs with whom the pharmacies have contracts to provide services. The pharmacies manage two pharmacies owned by FQHCs and additionally have contracts to provide pharmacy services to patients of five other FQHCs. The pharmacies maintain a segregated inventory owned by the FQHCs for the purpose of dispensing prescriptions to health center patients.

     Dispensing fees revenue increased $231,195 to $825,380 or 38.9% for the three months ended March 31, 2008 as compared to $577,785 for the three months ended March 31, 2007. One new location, which opened in April 2007, accounted for $56,267 of the increase in dispensing fees. The reasons for the remainder of the increase are described above.

     The medical segment's revenues decreased $244,554 to $979,944 or 20% for the three months ended March 31, 2008 as compared to $1,224,498 for the three months ended March 31, 2008, mainly due to the loss of a salesman.

     The pharmacies segment's revenues increased $4,827,172 to $52,705,356 or 10.1% for the nine months ended March 31, 2008 as compared to $47,878,184 for the nine ended March 31, 2007, due both to increased prescription sales and dispensing fee revenue as mentioned above.

     The pharmacies segment's sales (revenues other than dispensing fees) increased $4,163,554 to $50,382,216 or 9% for the nine months ended March 31, 2008 as compared to $46,218,662 for the nine months ended March 31, 2007. Two new pharmacies opened and one pharmacy acquired in fiscal 2008 are the main reasons for the increase in sales. The increase from these locations was $3,085,513 for the nine months ended March 31, 2008. The reasons for the remainder of the increase are described above.

     Dispensing fee revenue increased $663,618 to $2,323,140 or 40% for the nine months ended March 31, 2008 as compared to $1,659,522 for the nine months ended March 31, 2007. One new location, which opened in April 2007, accounted for $168,865 of the increase in dispensing fees.

     The medical segment's sales decreased $905,061 to $3,243,813 or 21.8% for the nine months ended March 31, 2008 as compared to $4,148,874 for the nine months ended March 31, 2007 mainly due to the loss of a salesman.

Gross Profit Margins

     Dispensing fees were not included in the gross profit margin calculation as no cost of sales are estimatable for dispensing fees.


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Gross Profit Margins, continued

     The overall gross profit margins were 22.0% for the three months ended March 31, 2008 as compared to 21.3% for the three months ended March 31, 2007. The overall gross profit margins were 21.9% for the nine months ended March 31, 2008 as compared to 21.3% for the nine months ended March 31, 2007.

     Gross profit margin percentages by business segment for the three months ended and for the nine months ended March 31 was:

                    Three months ended               Nine months ended
                     March 31,      Increase          March 31,      Increase
                  2008       2007       %          2008        2007      %
                  ----       ----       -          ----        ----      -
    Pharmacies    21.4       20.7       .7         21.3        20.7      .6
    Medical       33.6       28.9      4.7         30.4        27.7     2.7

     The pharmacies segment's gross profit margins increased .7% to 21.4% for the three months ended March 31, 2008 as compared to 20.7% for the three months ended March 31, 2007. This was due to increased purchase volume discounts as well as increased dispensing of generic medications which carry higher gross profit margins. Each helped to offset lower insurance reimbursements.

     The medical segment's gross profit margins increased 4.7% to 33.6% for the three months ended March 31, 2008 as compared to 28.9% for the three months ended March 31, 2007. This is the result of increasing prices on Internet sales and eliminating low margin sales.

     The pharmacies segment's gross profit margins increased .6% to 21.3% for the nine months ended March 31, 2008 as compared to 20.7% for the nine months ended March 31, 2007. This was due to increased purchase volume discounts as well as increased dispensing of generic medications which carry higher gross
profit margins.   Each helped to offset lower insurance reimbursements.

     The medical segment's gross profit margins increased 2.7% to 30.4% for the nine months ended March 31, 2008 as compared to 27.7% for the nine months ended March 31, 2007. This is the result of increasing prices on Internet sales and eliminating low margin sales.

Selling, General and Administrative Expenses

     Consolidated selling, general and administrative expenses ("S,G&A") increased $915,778 to $4,936,086 or 22.8% for the three months ended March 31, 2008 as compared to $4,020,308 for the three months ended March 31, 2007. S,G&A increased $2,612,798 to $14,269,639 or 22.5% for the nine months ended March 31, 2008 as compared to $11,656,841 for the nine months ended March 31, 2007.



FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Selling, General and Administrative Expenses: continued

     Selling, General and Administrative Expenses by business segment for the three months ended and nine months ended March 31 was:

             Three months ended   Increase    Nine months ended     Increase
                 March 31,       (decrease)        March 31,       (decrease)
                 2008          2007      %         2008          2007      %
                 ----         ----       -         ----          ----      -
Pharmacies  $ 4,169,334   $ 3,369,972  23.7    $12,108,766   $ 9,764,436  24.0
Medical         362,469       427,919 (15.3)     1,102,779     1,308,034 (15.7)
Corporate       404,283       222,417  81.8      1,058,094       584,371  81.1
            -----------   -----------          -----------   -----------
            $ 4,936,086   $ 4,020,308  22.8%   $14,269,639   $11,656,841  22.5%
            ===========   ===========          ===========   ============

     The pharmacies segment's S,G&A expenses increased $799,362 to $4,169,334 or 23.7% for the three months ended March 31, 2008 as compared to $3,369,972 for the three months ended March 31, 2007 primarily due to increased labor costs of $542,310. Increased labor costs of approximately $180,000 were due to higher wages for pharmacists and pharmacy technicians necessitated by a highly competitive labor market. Additional personnel costs of $105,000 were due to increased unit volume. $102,855 of the increase was due to the opening of two new pharmacies in April and December 2007 as well as acquisition of a pharmacy in July 2007. The additional pharmacies also added approximately $350,525 in additional overhead for the three months ended March 31, 2008. The overall increase (not including labor costs) were composed of equipment rental of $45,244, LIFO increase of $35,000 due to rising prices, rent expense of $36,576, mainly from the acquisition of a pharmacy in July 2007 and the opening of two pharmacies in April and December 2007, increased advertising expense of $26,847, utilities of $19,323, bank service fees of $13,470, gas expense of $11,936, software upgrades and maintenance of $7,157, and legal expense of $6,567, primarily for the acquisition of the remaining 20% of the stock of the pharmacies by the Company.

     The medical segment's S,G&A expenses decreased $65,450 to $362,469 or 15.3% for the three months ended March 31, 2008 as compared to $427,919 for the three months ended March 31, 2007. This was due to a combination of the following: decreased sales salaries and commissions of $22,640, decreased shipping charges of $15,624, decreased warehouse and delivery expense of $13,690, and decreased administrative expenses of $13,444.

     The Corporate segment's overhead increased $181,866 to $404,283 or 81.8% for the three months ended March 31, 2008 as compared to $222,417 for the three months ended March 31, 2007 due to a combination of the following: increased officer salaries of $132,190, mainly due to a $118,415 charge attributable to the non-renewal of the former chief executive officer's employment contract; increased legal expenses of $88,400 related to the purchase of the minority interest in D.A.W.; increased accounting expense of $34,000; increased annual meeting expenses of $21,399; and increased stock option expense of $19,561 due to the election of two directors, an officer and the issuance of stock options to the management team of D.A.W. in connection with the 3-year renewal of their employment agreements. These expenses were partially offset by decreased extension fees paid of $99,990 to the minority shareholders of D.A.W. The extension payment fees ceased December 31, 2007 due to the Company's agreement to purchase the remaining 20% of D.A.W. on February 4, 2008; decreased investment banker fees of $6,000 and decreased consultant fees of $4,375.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Selling, General and Administrative Expenses: continued

     The pharmacies segment's S,G&A expenses increased $2,344,330 to $12,108,766 or 24.0% for the nine months ended March 31, 2008 as compared to $9,764,436 for the nine months ended March 31, 2007 primarily due to increased labor costs of $1,480,408. Increased labor costs of $362,225 were due to increased wages for pharmacists and pharmacy technicians necessitated by a highly competitive labor market. Additional personnel costs of $325,100 were due to increased unit volume. $625,680 of the increase was due to the opening of two new pharmacies in April and December 2007 as well as acquisition of a pharmacy in July 2007. The additional pharmacies also added approximately $541,525 in additional overhead for the nine months ended March 31, 2008.
The overall increase (not including labor costs) was composed of: LIFO increase of $156,267 due to rising prices, legal expense of $138,208 primarily for the acquisition of the remaining 20% of D.A.W., rent expense of $116,645, equipment rental of $101,397, advertising expense of $96,782, utilities of $44,689, bank service fees of $31,883, store supplies of $28,234, software upgrades and maintenance of $27,443, conferences and seminars of $19,247, gas expense of $15,762, repair and maintenance of $14,442, licenses and permits of $13,943, donations of $12,050, and accounting expense of $10,970.

    The medical segment's S,G&A expenses decreased $205,255 to $1,102,779 or 15.7% for the nine months ended March 31, 2008 as compared to $1,308,034 for the nine months ended March 31, 2007. The decrease was due to a combination of the following: decreased sales salaries and commissions of $60,541, decreased shipping charges of $40,397, decreased administrative expenses of $51,174, and decreased warehouse and delivery expense of $46,619.

     The Corporate segment's overhead increased $473,723 to $1,058,094 or 81.1% for the nine months ended March 31, 2008 as compared to $584,371 for the nine months ended March 31, 2007 due to a combination of the following: increased officer salaries of $132,724, mainly due to a $118,415 charge attributable to the non-renewal of the former chief executive officer's employment contract; increased legal expenses of $234,353 related to the purchase of the minority interest in D.A.W.; increased investment banker fees of $34,842; increased stock option expense of $21,906 due to the election of two directors, an officer and the issuance of stock options to the management team of D.A.W. in connection with the 3-year renewal of their employment agreements; increased annual meeting expenses of $21,399; increased accounting expense of $9,969; and increased extension fees of $8,330 paid to the minority shareholders of D.A.W.

Expenses associated with the Acquisition of the 20% minority interest in D.A.W. and Change in Control.

     Expenses associated with the acquisition of the 20% minority interest in D.A.W. and the change in control of the Company, totaled $720,947 or $.18 per share for the three months ended March 31, 2008. This was a combination of the following expenses: deemed dividend of Class A and B (Series 1) Preferred Stock of $399,997; legal expense of $185,550; a charge attributable to the non-renewal of the former chief executive officer's employment contract of $118,415; accounting expenses of $10,000; and miscellaneous expenses of $6,985.

     Expenses associated with the acquisition of the 20% minority interest in D.A.W., and the change in control of the Company, totaled $1,379,797 or


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Expenses associated with the Acquisition of the 20% minority interest in D.A.W. and Change in Control, continued

$.35 per share for the nine months ended March 31, 2008. This was a combination of the following expenses: deemed dividend of Class A and B (Series 1) Preferred Stock of $399,997; legal expense of $586,000; forbearance extension fees paid to the former minority shareholders of D.A.W. of $199,980; a charge attributable to the non-renewal of the former chief executive officer's employment contract of $118,415; investment banker fees of $40,850; accounting expenses of $17,500; special board meeting expenses of $10,000 and miscellaneous expenses of $7,055.

Interest Expense

     Interest expense increased by $30,811 to $36,469 or 544.6% for the three months ended March 31, 2008 as compared to $5,658 for the three months ended March 31, 2007. Interest expense increased by $34,292 to $52,589 or 187.5% for the nine months ended March 31, 2008 as compared to $18,297 for the nine months ended March 31, 2007.

    Interest expense was:

          Three months ended     Increase       Nine months ended   Increase
                 March 31,       (decrease)         March 31,      (decrease)
               2008          2007       %           2008          2007      %
               ----          ----       -           ----          ----
Pharmacies $    2,382   $    5,606   (57.5)   $    9,799   $   18,032   (45.7)
Medical           258           52   396.2           451          265    70.0
Corporate      33,829            -   100.0        42,339            -   100.0
           ----------   ----------            ----------   ----------
           $   36,469   $    5,658   544.6%   $   52,589   $   18,297  187.5%
           ==========   ==========            ==========   ==========

     The pharmacies segment's interest expense decreased $3,224 to $2,382 or 57.5% for the three months ended March 31, 2008 as compared to $5,606 for the three months ended March 31, 2007 due to pay down on interest bearing notes.

     The corporate segment's interest expense increased $33,829 or 100% for the three months ended March 31, 2008 as compared to $0 for the three months ended March 31, 2007 due to $28,023 of interest on notes for the purchase of the remaining 20% of D.A.W. The remaining balance of $5,806 is interest on the Company's line of credit.

     The pharmacies segment's interest expense decreased $8,233 to $9,799 or 45.7% for the nine months ended March 31, 2008 as compared to $18,032 for the nine months ended March 31, 2008 due to pay down on interest bearing notes.

     The corporate segment's interest expense increased $42,339 or 100% for the nine months ended March 31, 2008 as compared to $0 for the nine months ended March 31, 2008 due to $28,023 of interest on notes for the purchase of the remaining 20% of D.A.W. The remaining balance of $14,316 is interest on the Company's line of credit.

Minority Interest

     Minority interest for the pharmacies segment decreased by $35,339 to ($1,095) or 103.2% for the three months ended March 31, 2008 as compared to $34,244 for the three months ended March 31, 2007, because of the purchase by the Company of the 20% minority

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Minority Interest, continued

share of D.A.W. in February 2008 and a net loss for the first month of the three months ended March 31, 2008.

     Minority interest for the pharmacies segment decreased by $78,594 to $37,039 or 68.0% for the nine months ended March 31, 2008 as compared to $115,633 for the nine months ended March 31, 2007, due to the purchase by the Company of the 20% minority share of D.A.W. in February 2008 and lower net income for the nine months ended March 31, 2008.

Income Tax Expense

     Income tax expense decreased by $139,427 to $90,127 (income tax benefit) or 282.8% for the three months ended March 31, 2008 as compared to $49,300 (income tax expense) for the three months ended March 31, 2007. This was due to a loss for the period ended March 31, 2008 of $307,117. Income tax expense decreased by $383,677 to $187,377 (income tax benefit) or 195.5% for the nine months ended March 31, 2008 as compared to $196,300 (income tax expense) for the nine months ended March 31, 2007. This was due to a loss for the nine months ended March 31, 2008 of $681,673. The Company's income tax expenses are higher than expected due to the pharmacy segment's Massachusetts state tax accrual and the fact that the losses of the other subsidiaries are not available to offset the state tax.

    Income tax expense for the three months and nine months ended was:

                 Three months ended  (Decrease)    Nine months ended (Decrease)
                    March 31,         increase           March 31,
                 2008          2007      %            2008          2007      %
                 ----          ----      -            ----          ----      -

Pharmacies $    61,350   $   137,000   (55.3)  $   205,200  $   409,000 (49.9)
Medical        (14,600)      (34,000)   57.1       (50,900)     (49,800) (2.2)
Corporate     (136,877)      (53,700) (154.9)     (341,677)    (162,900)(109.8)
           -----------   -----------           -----------  -----------
           $   (90,127)  $    49,300  (282.8)% $  (187,377) $   196,300(195.5)%
           ===========   ===========           ===========  ===========

Liquidity and Capital Resources

     Net cash provided by operating activities from continuing operations was $2,041,496 for the nine months ended March 31, 2008 as compared to $237,894 for the nine months ended March 31, 2007. The primary reason cash increased was from extended accounts payables terms from the pharmacies' major supplier to fund a portion of the Company's purchase of the 20% interest in D.A.W. in February 2008. Cash was used to fund operations for the medical and corporate operations.

     Net cash used in investing activities was $2,663,285 for the nine months ended March 31, 2008 as compared $179,592 for the nine months ended March 31,
2007.   The cash used was to fund a portion of the Company's purchase of the
20% interest in D.A.W. in February 2008, an acquisition and to purchase property and equipment.

     Net cash provided by financing activities was $23,940 for nine months ended March 31, 2008 as compared to net cash used in financing activities of 43,016 for the nine months ended March 31, 2007. The Company borrowed an additional $175,000 on its line of credit and made payments of $151,060 on long-term debt.





FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Liquidity and Capital Resources, continued

     At March 31, 2008, cash on a consolidated basis was $458,232 compared to $1,172,081 at June 30, 2007.

     The medical and corporate segments obtained a $300,000 line of credit which expires November 30, 2008. The line of credit has been drawn on in the amount of $300,000 at March 31, 2008 at an interest rate of 5.25%. The line of credit is collateralized by property owned by the subsidiary and is guaranteed by the Company. We are subject to market risk associated with change in the Wall Street Journal Prime Rate in connection with the line of credit.

     At March 31, 2008, we had net accounts receivable of $4,804,545 as compared to $5,180,693 at June 30, 2007. Accounts receivable decreased due to increased collections from the pharmacies and the decrease in sales for the medical segment.

     At March 31, 2008, debt was $2,389,646 as compared to $290,707 at June 30, 2007. Our debt has increased due to the Company's purchase of the remaining 20% interest in the pharmacies segment in February 2008.

     Please note that we do not have any interest bearing investments. The difference between the Company's carrying amount and fair value of its long-term debt was immaterial at March 31, 2008.

Purchase of Minority Interest in D.A.W.

     On February 4, 2008, in connection with the closing of the acquisition by the Company from the other stockholders of D.A.W of the remaining 20% of the outstanding common stock of D.A.W. not already owned by the Company, the Company (i) entered into an amendment with Karen Wright to amend Ms. Wright's employment agreement to reflect her resignation as President and Vice President of Operations of the Company and her resignation from the Board of Directors of the Company, (ii) entered into employment agreements with D.A.W. and each of Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Michael Curry (collectively, the "New Employment Agreements"), (iii) entered into a registration rights agreement (the "Registration Rights Agreement") with the Minority Shareholders, (iv) issued a $350,000 promissory note (the "Purchase Note"),(v) issued $1,500,000 of convertible notes (the "Convertible Notes"), (vi) issued a $400,000 promissory note (the "Nyer Promissory Note") and (vii) issued a promissory note in connection with a certain loan from D.A.W. (the "D.A.W. Note").

     The Minority Shareholders of D.A.W. were Mark Dumouchel, the President and a director of D.A.W., David Dumouchel, a Vice President and a director of D.A.W. and the brother of Mark Dumouchel, Lucille Curry, the sister of each of Mark and David Dumouchel, Wayne Gunter, a Vice President of D.A.W., and Donato Mazzola, a Vice President of D.A.W.. The stockholders of F.M.T. Franchise Co., Inc. ("F.M.T.") (another majority-owned subsidiary of the Company which was purchased, in part, by D.A.W.) other than the Company were Mark Dumouchel, David Dumouchel, Michael Curry, a Vice President of D.A.W. and husband of Lucille Curry, Wayne Gunter and Donato Mazzola.

     In connection with the Acquisition, the pledge agreement dated as of August 14, 2006 made by the Company in favor of D.A.W. was terminated and is of no further force

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Liquidity and Capital Resources, continued

Purchase of Minority Interest in D.A.W., continued

and effect. Pursuant to the pledge agreement, the Company had pledged to D.A.W. certain shares of D.A.W. owned by the Company to secure the Company's debt to D.A.W. under an agreement, dated as of August 9, 2006, by and among the Company, D.A.W., F.M.T., the Minority Shareholders and Michael Curry (the "2006 Agreement").

     The Acquisition was a result of the Company's obligation under a 1996 agreement between the Company and the Minority Shareholders, pursuant to which the Company agreed to purchase the Minority Shareholders' interest in D.A.W. and F.M.T. by August 2006, if such purchase was so requested by the Minority Shareholders (the "1996 Agreement"). In August 2006, at the Company's request, the Company and the Minority Shareholders entered into the 2006 Agreement which in relevant part extended until as late as July 2007 the Company's obligations to complete the purchase of the Minority Shareholders' interest in D.A.W. and F.M.T. with payment of $4 million in immediately available funds.

     With the Company still unable to satisfy its purchase obligations under the 2006 Agreement, in December 2007 the Company entered into the First Amended and Restated Agreement which the Company entered into on December 20, 2007 with D.A.W., the Minority Shareholders and Michael Curry (the "Amended Agreement") in order to allow for a series of transactions, which, when completed and realized upon over time, would together with other related transactions (by and between the Company and Samuel Nyer) satisfy the Company's obligations under the 2006 Agreement and the 1996 Agreement.

     Upon the effectiveness of the Amended Agreement, on February 4, 2008, the rights and obligations of the parties to the 1996 Agreement and the 2006 Agreement (as such terms are defined below) were satisfied.

     In consideration for the remaining 20% of D.A.W.'s outstanding common stock, the Company paid and issued to the Minority Shareholders the following:
(i)	an aggregate cash payment of $1,750,000 (which was funded by the D.A.W.
Note); (ii) 2,000 shares of Series 2 Class B Preferred Stock (the "Series 2 Stock"), a newly-created series of convertible Class B preferred stock of the Company, which shares are initially convertible into 218,000 shares of the Company's common stock (the "Common Stock"), based upon an initial conversion price of $1.84 (which is subject to adjustment), and which have 2,000 votes per share of Series 2 Stock (for an aggregate of 4,000,000 votes); (iii) the Purchase Note; and (iv) the Convertible Notes, which are convertible into an aggregate of approximately 815,217 shares of Common Stock, based upon an initial conversion price of $1.84.

     On February 4, 2008, the Company also purchased from Samuel Nyer 2,000 shares of the Company's Class A preferred stock (the "Class A Stock") and 1,000 shares of the Company's Class B preferred stock (the "Class B Stock") held by Mr. Nyer (which represented all of the issued and outstanding shares of such preferred stock) in exchange for the Nyer Promissory Note. In accordance with the terms of the Amended Agreement, the Company cancelled the Class A Stock and the Class B Stock. Samuel Nyer's son, Dr. Kenneth Nyer, was a director of the Company, but he resigned his position on February 4, 2008.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Liquidity and Capital Resources, continued

Purchase of Minority Interest in D.A.W., continued

     As a result of the Acquisition, the issuance of the Series 2 Stock to the Minority Shareholders, the Samuel Nyer Purchase (and subsequent cancellation of the Class A Stock and the Class B Stock) and the appointment of certain Minority Shareholders to fill director and officer vacancies, there has been a change of control of the Company with the Minority Shareholders owning approximately 58% of the voting power of the Company's outstanding
Common Stock and certain Minority Shareholders holding office as director and/or executive officer of the Company.

     The Company negotiated the terms of the 1996 Agreement, the 2006 Agreement and the Amended Agreement on terms no more favorable to the Minority Shareholders than an arms-length-transaction with unrelated parties. The purchase prices with respect to the Acquisition and the Samuel Nyer Purchase were deemed fair and reasonable by the Board of Directors of the Company. The $4,000,000 purchase price with respect to the Acquisition was calculated based on a valuation formula the Company derived from prior experience in the acquisition and sale of pharmacies. The Acquisition and the other transactions contemplated by the Amended Agreement were approved by the Company's shareholders at a special meeting of shareholders held on February 4, 2008.

     Prior to the closing of the Acquisition, the Company obtained the written consent of KeyBank NA for such acquisition, which consent was required under the Commercial Guaranty, dated October 6, 2004, made by the Company in favor of KeyBank NA. The consent was required because under the Commercial Guaranty the Company could not transfer assets without the prior written consent of KeyBank.

     In connection with the Acquisition, the Company entered into a Registration Rights Agreement with the Minority Shareholders and Michael Curry under which it would be obligated, under certain conditions, to register for resale with the SEC shares of the Common Stock being acquired, or to be acquired in the future, by the Minority Shareholders upon the conversion of the Series 2 Stock and the Convertible Notes and the exercise of certain options granted under the New Employment Agreements. The Minority Shareholders will have the right to demand registration on up to two occasions and to have their shares included in certain other sales of Company's equity securities, including underwritten public offerings, if any.

Terms of Notes Issued in Connection with Purchase of Minority Interest in
D.A.W.

     The $350,000 Purchase Note bears interest at the rate of 7% per annum and has a five year term. The Company will make 60 monthly payments of principal of $5,833.33 plus interest under the Purchase Note. The Purchase Note was assigned to Nyle on February 4, 2008 by the Minority Shareholders as consideration for their purchase of common stock of the Company owned by Nyle.

     The $1,500,000 Convertible Notes bear interest at the rate of 8% per annum and matures on February 4, 2011. Interest on the Convertible Notes is paid in arrears on the 15th day of each month and on maturity, commencing on March 15, 2008. The principal amount, with any interest owed and not yet paid, is due at maturity.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Liquidity and Capital Resources, continued

Terms of Notes Issued in Connection with Purchase of Minority Interest in
D.A.W.,

  continued

     Prior to February 4, 2009, interest on the Convertible Notes may only be paid by the Company in cash. After February 4, 2009, the holders of the Convertible Notes have the option of having interest paid in cash or in shares of common stock (based on the conversion rate then in effect, which is initially $1.84, but subject to adjustment). If any amount of principal or other amounts due under the Convertible Notes, other than interest, is not paid when due, the Company will pay a late charge equal to 15% per annum on such amount from the date such amount was due until it is paid in full.

     On and after February 4, 2009, the holders of the Convertible Notes may elect to convert any portion of the outstanding and unpaid interest and principal of the Convertible Notes into shares of common stock at a conversion price of $1.84 (as appropriately adjusted for any stock split, stock dividend, stock combination, spin-off, split-up, reclassification, recapitalization, combination of shares or other similar transaction that proportionately decreases or increases the common stock outstanding).

     Subject to exceptions, the conversion price of the Convertible Notes will also be adjusted in the event that (i) the Company sells shares of common stock or a security convertible or exchange into or exercisable for shares of common stock at a price per share less than the conversion price then in effect, or
(ii) there is a stock split, stock dividend, reverse stock split or other subdivision of the common stock.

     After February 4, 2009, the Company, at its option, may redeem a portion or the entire outstanding principal of the Convertible Notes. Upon notice of the Company to redeem, the holders of the Convertible Notes may elect to convert their notes prior to their receipt of the redemption payment from the Company. The redemption price is 100% of the face amount of the Convertible Notes being redeemed plus accrued and unpaid interest.

     The D.A.W. Note bears interest at the applicable federal rate in effect on February 4, 2008, and the Company must repay it on or before February 4, 2013. In order to have the funds available to finance the loan by D.A.W. to the Company, D.A.W. and its major supplier agreed to amend the supplier's payment terms by extending the time period for which D.A.W. has to pay the supplier's invoices, which, as a result, increased D.A.W.'s available cash and significantly decreased its monthly cash outlays. The increased available cash was used for the loan by D.A.W. to the Company.

     The $400,000 Nyer Promissory Note bears interest at the rate of 7% per annum, has a five year term with 60 monthly payments of principal of $6,666.67 plus interest.

Series 2 Stock

     At any time, the holders of the Series 2 Stock may convert their shares into common stock upon the Company's (i) consolidation with or merger into any other person, or (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company. The holders of at least a majority of the Series 2 Stock then outstanding may waive any of the conditions to mandatory conversion and may convert their shares of Series 2 Stock at any time after February 4, 2011.

FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued,

Results of Operations: continued

Liquidity and Capital Resources, continued

Terms of Notes Issued in Connection with Purchase of Minority Interest in
D.A.W.,

  continued

     On February 4, 2011, or such later date as the following conditions are met in their entirety, all of the shares of Series 2 Stock will be converted into Common Stock: (i) no event of default has occurred and is continuing beyond any applicable cure periods under the promissory notes issued by the Company to any of the Minority Shareholders pursuant to the Amended Agreement or the promissory note evidencing the indebtedness of the Company's subsidiary, ADCO Surgical Supply, Inc., to Key Bank and (ii) the resale of Common Stock issuable upon conversion of the Series 2 Stock is covered by an effective registration statement.

     If the Company issues or sells any shares of Common Stock by means of options, convertible securities, or otherwise for a price per share (the "New Issuance Price") less than the Conversion Price then in effect, then immediately after such dilutive issuance, the Conversion Price then in effect will be reduced to the New Issuance Price. The adjustment to the Conversion Price made in regard to an option or convertible security will be made at the time such option or convertible security is issued (and not when such option or convertible security is exercised or converted).

Item 4T.  Controls and Procedures

     The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.









FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                            PART II - Other Information
Item 1A.  Risk Factors

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

We Do Not Possess Depth in Our Management Team

     The success of Nyer is principally dependent upon the efforts of the President and Chief Executive Officer, Mark Dumouchel, and the management team of the pharmacies. With the exception of its medical products distribution companies, Nyer does not provide any operating support to its subsidiaries and limits its services principally to supplying accounting services to its subsidiaries. For this reason, Nyer has not needed the services of additional management, beyond its executive officers and members of the management team of D.A.W. As Nyer continues to grow, it may require the services of additional executives. The loss of certain other key employees could have a material effect upon the business of Nyer. At the present time, D.A.W. has key-man insurance on the lives of its Chief Executive Officer and the pharmacy management team and does not have any on its Vice President of Finance nor does it intend to do so.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The foregoing equity repurchases by the Company during the fiscal quarter ended March 31, 2008 have been reflected as follows:

                        ISSUER PURCHASES OF EQUITY SHARES
                                                             Maximum Number
                                                             (or) Approximate
                                         Total Number of     Dollar Value)of
                                         Shares Purchased as Shares that May
                                         Part of Publicly    Yet Be Purchased
      Total Number of    Average Price   Announced Plans or  Under the Plans or
      Shares Purchased   Paid Per Share  Programs            Programs
      ----------------   --------------   --------           --------
January 1 - 31       0   $ -                0                148,000
February 1 - 29      0   $ -                0                148,000
March    1 - 31      0   $ -                0                148,000





FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                        PART II - Other Information, continued

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds, continued

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

Item 4.  Submissions of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders held on February 4, 2008, the shareholders of the Company elected Messrs. Robert Landis and Kenneth Nyer as directors of the Company to serve for a three-year term until the Company's annual meeting of shareholders for 2010 and until their successors are duly elected and qualified.

The following table shows the results of the voting:

Directors
                Votes for     Withheld
                ---------     --------

Robert Landis   7,275,314      458,511
Kenneth Nyer    7,217,714      516,111
                                                           Broker
                Votes for    Votes against   Abstentions   Non-Votes
                ---------    -------------   -----------   ---------
Equity
Transaction     5,314,282      60,368           2,437      2,356,738

                                                           Broker
                Votes for    Votes against   Abstentions   Non-Votes
                ---------    -------------   -----------   ---------

Lawful Business 7,096,675     628,111           9,038          -

     Messrs. Donald Lewis, Kenneth Nyer and Ms. Karen Wright resigned from the board of directors effective February 4, 2008.

     Each of the following persons' terms as directors continued after the meeting: James Schweiger and Gerald Weston.

    The shareholders approved the completion of the Acquisition as follows:
(i) the Company would purchase from the family of Samuel Nyer all of the shares of the Company's Class A preferred stock and Class B preferred stock held by them (representing all of the issued and outstanding shares of Class A preferred stock and Class B preferred stock) in exchange for a promissory note in the amount of $400,000, and all such shares would be cancelled; and (ii) the Company would purchase from the Minority Shareholders all of the shares of D.A.W. held by them (representing twenty percent (20%) of the issued and outstanding shares of D.A.W.) in exchange for (a) shares of a newly-created series of convertible Class B preferred stock which would initially be convertible into 218,000 shares of common stock, subject to adjustment, and which will have the same aggregate voting rights as currently held by the family of Samuel Nyer under the Company's outstanding Class A and Class B preferred stock (b) $1,750,000 in cash (which the Company would borrow from D.A.W.), (c) a promissory note in the amount of $350,000, and (d) a convertible promissory note in the amount of $1,500,000, which would be convertible into shares of the Company's common stock at an initial conversion price of $1.84 per share, subject to adjustment.


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           PART II - Other Information, continued

Item 4.  Submissions of Matters to a Vote of Security Holders, continued

     Further, at the annual meeting of shareholders, the shareholders authorized the transaction of any other lawful business that may properly come before the Annual Meeting of shareholders.

Item 6.  Exhibits

       Exhibit 3.1 Fifth Amendment to the Company's Articles of Incorporation (incorporated by reference from the Company's Form 8-K filed on January 31, 2008).

       Exhibit 10.1 First Amendment to Supply Agreement, dated February 3, 2008, between McKesson Corporation and of D.A.W., Inc. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

       Exhibit 10.2 Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Mark Dumouchel (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.3 Amendment to Employment Agreement, effective as of February 4, 2008, by and among the Company, D.A.W., Inc. and Mark Dumouchel (filed herewith).

       Exhibit 10.4 Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and David Dumouchel (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.5 Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Wayne Gunter (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.6 Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Donato Mazzola (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.7 Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Michael Curry (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.8 Non-Qualified Stock Option Agreement, effective as of February 4, 2008, between Mark Dumouchel and the Company (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.9 Non-Qualified Stock Option Agreement, effective as of February 4, 2008, between David Dumouchel and the Company (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

      Exhibit 10.10 Non-Qualified Stock Option Agreement, effective as of February 4, 2008, between Wayne Gunter and the Company (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
                           PART II - Other Information, continued

Item 6.  Exhibits, continued

       Exhibit 10.11 Non-Qualified Stock Option Agreement, effective as of February 4, 2008, between Donato Mazzola and the Company (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.12 Non-Qualified Stock Option Agreement, effective as of February 4, 2008, between Michael Curry and the Company (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.13 Negotiable Promissory Note, dated February 4, 2008, made by the Company in favor of Samuel Nyer (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.14 Negotiable Promissory Note, dated February 4, 2008, made by the Company in favor of Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Lucille Curry (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.15 Convertible Promissory Note, dated February 4, 2008, made by the Company in favor of Mark Dumouchel (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.16 Convertible Promissory Note, dated February 4, 2008, made by the Company in favor of David Dumouchel
                      (incorporated by reference from the Company's Form 8-K
                       filed on February 8, 2008).

       Exhibit 10.17 Convertible Promissory Note, dated February 4, 2008, made by the Company in favor of Wayne Gunter incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.18 Convertible Promissory Note, dated February 4, 2008, made by the Company in favor of Donato Mazzola
                      (incorporated by reference from the Company's Form 8-K
                       filed on February 8, 2008).
        Exhibit 10.19 Convertible Promissory Note, dated February 4, 2008, made by the Company in favor of Lucille Curry
                       (incorporated by reference from the Company's Form 8-K
                        filed on February 8, 2008).

       Exhibit 10.20 Registration Rights Agreement, dated February 4, 2008, made by and among the Company and certain individuals (formerly the minority shareholders of D.A.W., Inc.) (the "Minority Shareholders") (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.21 Amendment to Employment Agreement, dated as of February 4, 2008, by and between Karen Wright and the Company (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

       Exhibit 10.22 Negotiable Promissory Note, dated February 4, 2008, made by the Company in favor of D.A.W., Inc. (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).


FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                           PART II - Other Information, continued

Item 6.  Exhibits, continued

      Exhibit 10.23 Amendment to First Amendment and Restated Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and the Minority Shareholders (incorporated by reference from the Company's Form 8-K filed on February 8, 2008).

      Exhibit 10.24 Letter of Renewal, dated March 20, 2008, from KeyBank, NA to ADCO Surgical Supply, Inc. (incorporated by reference from the Company's Form 8-K filed on March 26,
                     2008).

      Exhibit 10.25 Amendment, dated March 31, 2008, to Employment Agreement by and between Karen L. Wright and the Company, dated June 25, 2007, as amended by Letter Agreement dated February 4, 2008 (incorporated by reference from the Company's Form 8-K filed on April 4, 2008).

      Exhibit 31.1 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer (filed herewith).

      Exhibit 31.2 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer (filed herewith).

      Exhibit 32.1   Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by President and Chief Executive Officer furnished herewith).

      Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith).


















































FORM 10-Q        NYER MEDICAL GROUP, INC.  000-20175       MARCH 31, 2008
                      NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NYER MEDICAL GROUP, INC.
                                     Registrant



  Date:  May 20, 2008                By:/s/ Mark Dumouchel

                                     Mark Dumouchel,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



  Date:  May 20, 2008                By:/s/ Karen L. Wright

                                     Karen L. Wright,
                                     Chief Financial Officer, Vice President
                                     of Finance, Treasurer and Secretary
                                     (Principal Financial and Accounting
                                     Officer)





















   Exhibit 10.1   Addendum to Supply Agreement, dated February 3, 2008, between
                        McKesson Corporation and of D.A.W., Inc.

  ****CONFIDENTIAL PORTIONS OF THIS AGREEMENT HAVE BEEN OMITTED AND FILED SEPARATELY
WITH THE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT****

CONFIDENTIAL

FIRST AMENDMENT TO SUPPLY AGREEMENT

This First Amendment to the Supply Agreement (the "First Amendment") is entered into the 12 day of December 2007, between D.A.W., Inc. (dba Eaton Apothecary) ("Customer") McKesson Corporation ("McKesson").

INTRODUCTION

Pursuant to the terms of the Supply Agreement dated July 1, 2006 (the "(Agreement"), McKesson and Customer entered into an agreement to establish a program for McKesson's supply of pharmaceutical and OTC products to all of Customer's retail pharmacies.

AGREEMENT

For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, McKesson and Customer hereby agree as follows:

1. Section 2 of the Agreement shall be amended by deleting "January 31, 2009" and replacing it with "January 31, 2012".


2.  The following payment terms are hereby added to Section 4.A of the
Agreement:

    31 Day Payment Terms
    --------------------

    Payment for Merchandise delivered to Customer's retail Pharmacies shall be paid be Customer as follows: Invoices dated Monday thru Friday shall be due and payable by Friday of the fourth following week via EFT on ACH. A [*.**%] increase in the Cost of Goods markup shall apply.

    38 Day Payment Terms
    --------------------

    Payment for Merchandise delivered to Customer's retail Pharmacies shall be paid be Customer as follows: Invoices dated Monday thru Friday shall be due and payable by Friday of the fifth following week via EFT on ACH. A [*.**%] increase in the Cost of Goods markup shall apply.

3. Section 5.A of the Agreement shall be amended by deleting [$***] and replacing it with [$***].


4. Effective as of the first day of the first full month following the Effective Date (as defined hereinafter) of the First Amendment, the Cost of Goods pricing matrix set forth in Section 5.C of the Agreement which immediately precedes the pricing for "Schedule II Narcotics and Products" is hereby deleted in its entirety and replaced by the following:

D.A.W., Inc. First Amendment Execution Copy                        1

CONFIDENTIAL

                                   Cost Plus Markup
                    Based on Tri-Weekly Payment Terms per Section 4.A

Chain-wide Monthly      RX   Additional Rx      Additional Rx     Additional Rx
Average volume (net          Markup if          Markup if         Markup if
of returns,                  Customer achieves  Customer achieves Customer
achieves
allowances, rebates          a chain-wide       a chain-wide      a chain-wide
and all credits or           monthly Generics   monthly Generics  monthly
Generics
adjustment issued            to RX Purchase     to RX Purchase    to RX
Purchase
and exclusive of drop        Ratio of [***]%    Ratio of [***]%   Ratio of
[***]%
shipped purchases)            - [***]%           - [***]%          - [***]%

$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***] and above     [***]%     [***]%             [***]%            [***]%

                                   Cost Plus Markup
                    Based on Tri-Weekly Payment Terms per Section 4.A

Chain-wide Monthly    OTC    Additional Rx      Additional Rx     Additional Rx
Average volume (net          Markup if          Markup if         Markup if
of returns,                  Customer achieves  Customer achieves Customer
achieves
allowances, rebates          a chain-wide       a chain-wide      a chain-wide
and all credits or           monthly Generics   monthly Generics  monthly
Generics
adjustment issued            to RX Purchase     to RX Purchase    to RX
Purchase
and exclusive of drop        Ratio of [***]%    Ratio of [***]%   Ratio of
[***]%
shipped purchases)            - [***]%           - [***]%          - [***]%

$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***]- $[***]       [***]%     [***]%             [***]%            [***]%
$[***] and above     [***]%     [***]%             [***]%            [***]%

5. Section 5.D of the Agreement is hereby deleted in its entirety and is hereby replaced by the following:
    The above-specified Cost of Goods pricing is based on and contingent upon Customer's continued compliance with its commitment herein to maintain the following minimum purchase (net of all returns and exclusive drop shipped purchases) percentage ratios throughout the term of this Agreement:

    1. Rx purchases to total purchases of Merchandise of [***]% ("Rx Purchase Percentage Commitment"), and

    2. McKesson OneStop Generics purchases to total Rx purchases of [***]% ("McKesson OneStop Generics Purchase Percentage Commitment").

    If Customer fails during any three-month period of this Agreement to achieve either its Rx Purchase Percentage Commitment or its McKesson OneStop Generics Purchase Percentage Commitment, McKesson, in its sole discretion, reserves the right upon such occurrence to forthwith reprice the Rx/OTC Cost of Goods set forth in Section 5.


6.  The following sentence is hereby added to Section 9 of the Agreement:

    Customer shall not be entitled to earn any additional rebates under the McKesson OneStop Generics program.

7. This First Amendment shall become effective on the first date on which both the Customer and McKesson shall have executed said First Amendment ("Effective Date").

D.A.W., Inc. First Amendment Execution Copy                         2





























CONFIDENTIAL

8. Except as amended above, the Agreement remains unchanged and in full force and effect. Capitalized terms used in this First Amendment and not otherwise defined herein shall have the meaning given to them in the Agreement.

9. This First Amendment may be executed in counterparts, each of which shall constitute an original.

10. This First Amendment, together with the Agreement, embodies the entire agreement between the parties with regard to the subject matter hereof and supersedes all prior agreements understanding and representations with the exception of any promissory note, security agreement or other credit or financial related document(s) executed by any Customer or between any Customer and McKesson.



IN WITNESS WHEREOF the parties have caused this First Amendment to be duly executed as of the date and year written below and the persons signing warrant that they are duly authorized to sign for and on behalf of the respective parties. This First Amendment shall be deemed accepted by McKesson only upon execution by a duly authorized representative of McKesson.

D.A.W., INC.                           McKESSON CORPORATION
By: _/s/ Mark A. Dumouchel             By:_/s/  John Figueroa
Name:    Mark A. Dumouchel             Name:    John Figueroa
Title:   President                     Title:   President, US Pharmaceutical
                                                           Division
Date:    12-12-07                      Date: 2-03-08













D.A.W., Inc. First Amendment Execution Copy                         3











Exhibit 10.3   Amendment to Employment Agreement, effective as of February 4,
2008,          by and among the Company, D.A.W., Inc. and Mark Dumouchel.

Nyer Medical Group, Inc.
1292 Hammond Street
Bangor, Maine  04401
					    Effective February 4, 2008
Mr. Mark Dumouchel
c/o Nyer Medical Group, Inc.
1292 Hammond Street
Bangor, Maine  04401

	RE:	Amendment to Employment Agreement (the "Agreement"), dated February
4, 2008, between Mark Dumouchel ("Executive") and Nyer Medical Group, Inc. (the
"Company")

Mr. Dumouchel:

     This letter shall serve as an amendment (the "Amendment") to the Agreement referenced above.

WHEREAS, it was the intention of the Executive and the Company for the Executive to serve as the President and Chief Executive Officer of the Company during the term of the Agreement;

WHEREAS, due to a clerical error, the position of "President" was inadvertently omitted from the Agreement;

Executive and the Company hereby agree that the Agreement is amended as follows:

1.	In all relevant places within the Agreement the titles and positions of the Executive with the Company shall read as President and Chief Executive Officer.

2.	To the extent this Amendment contradicts, contravenes or is inconsistent with any other term or condition of the Agreement, this Amendment shall be controlling.

3.	This Amendment shall be effective as of the date set forth above.  All other terms and conditions of the Agreement shall remain in full force and effect.

   If this Amendment correctly states our understanding on the matters contained herein, please sign all originals where indicated below.

						            Very truly yours,

						            NYER MEDICAL GROUP, INC.

                                                /s/ Karen Wright
                                                    Karen Wright,
                                                    Vice President of Finance
ACCEPTED AND AGREED TO:

/s/ MARK DUMOUCHEL
    MARK DUMOUCHEL
EXHIBIT 31.1

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

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  May 20, 2008

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

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  May 20, 2008

/s/ Karen L. Wright
    Karen L. Wright
    Chief Financial Officer, Vice President
    of Finance, Treasurer and Secretary
    (Principal Financial and Accounting Officer)


















































Exhibit 32.1

CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), I, Mark Dumouchel, President and Chief Executive Officer (Principal Executive Officer) of the Company, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

   May 20, 2008

























Exhibit 32.2

CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Nyer Medical Group, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), I, Karen L. Wright, Chief Financial Officer, Vice President of Finance, Treasurer and Secretary of the Company, hereby certify as of the date hereof, solely for the purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the  dates and for the periods indicated.


/s/ Karen L. Wright
    ---------------

    Karen L. Wright,
    Chief Financial Officer, Vice President
    of Finance, Treasurer and Secretary
    (Principal Financial and Accounting Officer)
    May 20, 2008