Form 10-K
period 2008-06-30
NYER MEDICAL GROUP INC
filed 2008-10-10
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission file number 000-20175

Nyer Medical Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

FLORIDA	01-0469607
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1292 Hammond Street, Bangor, Maine (Address of Principal Executive Offices)	04401 (Zip Code)
Registrant’s Telephone Number, Including Area Code	(207)-942-5273

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.0001	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:                                                            None

Indicate by check mark if the registrant is a well—known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be  filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒                      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates, as of December 31, 2007 was $5,642,718 based on the closing price on NASDAQ Capital Market on such date.

The number of the registrant’s shares of common stock outstanding as of October 3, 2008:  3,978,199.

Documents incorporated by reference:                                                                                     None

In this annual report, the terms the “Company,” “Nyer”, “we”, “us” or “our” refers to Nyer Medical Group, Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This Annual Report contains statements which constitute forward looking statements  within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  Forward looking information includes statements concerning pharmacy sales trends, prescription margins, the sale of discontinued operations and demographic trends; as well as those that include or are preceded by the words “expects,” “estimates,” “believes,” “plans,” “anticipates” or similar language.

Forward looking statements may involve risks and uncertainties, known or unknown to us that could cause results to differ materially from management’s expectations as projected in such forward-looking statements. These risks and uncertainties are discussed in Item 1A below. Unless otherwise required by applicable securities laws, we assume no obligation to update our forward looking statements to reflect subsequent events or circumstances.

Other risks may adversely impact us, as described more fully in this annual report under “Item 1A. Risk Factors.”

You should not place undue reliance upon forward looking statements.

Unless otherwise required by applicable securities laws, we assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.  Business

Overview

We are the parent company of a wholly owned subsidiary, D.A.W., Inc. (“D.A.W.”). D.A.W. operates a chain of pharmacies in the suburban Boston, Massachusetts area and provides comprehensive pharmacy management services to community health centers.

Purchase of Minority Interest in D.A.W. and Change of Control of the Company

In February 2008, we completed acquisition of the remaining 20% of the outstanding common stock of D.A.W. through a series of transactions (the “Acquisition”).  In consideration for the Acquisition, we paid and issued the following: (1) a cash payment of $1,750,000 (which we borrowed from D.A.W. and which was funded by increased credit terms by D.A.W.’s major supplier), (2) shares of a newly-created series of convertible Series 2 Class B preferred stock (the “Series 2 Stock”) which are initially convertible into 218,000 shares of our common stock, and have the same aggregate 4,000,000 voting rights as our then existing Class A preferred stock (the “Class A Stock”) and Class B preferred stock (the “Class B Stock”), (3) a promissory note in the aggregate principal amount of $350,000, and (4) convertible promissory notes in the aggregate principal amount of $1,500,000, convertible into our common stock at an initial conversion price of $1.84 per share, subject to adjustment.

Also in February 2008, we purchased from Mr. Samuel Nyer (“Mr. Nyer”), 2,000 shares of Class A Stock and 1,000 shares of Class B Stock held by Mr. Nyer (which represented all of the then issued and outstanding shares of such preferred stock) in exchange for a promissory note in the amount of $400,000.  Further, the former minority shareholders of D.A.W. (the “Minority Shareholders”) purchased from Nyle International Corp. (“Nyle”), a corporation controlled by Mr. Nyer, 597,826 shares of our common stock.

As a result of the Acquisition, the purchase by the Minority Shareholders from Nyle, repurchase of shares from Mr. Nyer and the appointment of Mark and David Dumouchel to fill director and officer vacancies, we experienced a change of control with the Minority Shareholders owning an aggregate of approximately 58% of the voting power of our outstanding common stock.

Retail Pharmacies Business

•	D.A.W., Inc.

In August 1996, we acquired 80% of D.A.W. d/b/a Eaton Apothecary.  In February 2008, we acquired the remaining 20%.  D.A.W. owns and operates twenty-one retail pharmacies and provides comprehensive management services to two pharmacies owned by, and located within, not for profit community health centers.

The composition of the board of D.A.W. is identical to that of Nyer.  The five former Minority Shareholders who previously comprised the management team of D.A.W. remain employed in differing capacities pursuant to three-year employment agreements expiring in February 2011.

D.A.W.’s net revenues were $71.2 million for fiscal year 2008.  93.2% of its revenues were derived from the sale and dispensing of prescription medications.

•	Strategy

D.A.W.’s strategy is to seek out and capitalize on existing and developing niches within the expanding market for prescription medications and pharmacy services.  Toward that end, D.A.W. has established four distinct and diverse operating platforms.

The first platform is comprised of D.A.W.’s original core retail stores.  These core stores are exclusively traditional neighborhood community pharmacies ranging in size from 2,000 – 5,000 square feet.  They are mostly located in geographically favorable locations and are able to compete with larger chain competitors by offering free delivery and providing superior customer service.  D.A.W. operates thirteen pharmacies consistent with this platform.

The second platform is a service platform whereby D.A.W. leverages its infrastructure and core competence of managing pharmacy operations.  D.A.W. partners with health centers classified as Federally Qualified Health Centers (“FQHC”) under Section 340B of the Public Health Services Act and provides comprehensive pharmacy management services to pharmacies operating within the health center.  In addition to operating a pharmacy within an area of very dense medical activity, it is only through these “340B” pharmacies that uninsured Massachusetts residents are able to obtain prescription medications.  D.A.W. operates two pharmacies consistent with this platform.

The third platform is a hybrid platform whereby D.A.W. augments its dispensing activity at one of its community pharmacies through a contractual relationship with a FQHC with insufficient critical mass to support a stand-alone pharmacy within the health center.  D.A.W. maintains a separate inventory on behalf of the FQHC for the purpose of dispensing medications to uninsured and other 340B eligible patients.  D.A.W. operates six pharmacies consistent with this platform.

The fourth platform is designed to service location insensitive business.  Location insensitive business is almost exclusively delivery business and is comprised of specialized packaging for assisted living communities and medication non-adherent patients.  The locations are located in lower rent non-prime industrial areas.  As such, the platform has lower operating costs.  D.A.W. operates two pharmacies consistent with this platform.

D.A.W. continues to seek acquisition opportunities of profitable independent pharmacies within contiguous markets whose owners are desirous of selling and entering either semi-retirement or retirement.  D.A.W. is additionally seeking out strategic health center partners to expand its pharmacy management services and is simultaneously responding to inquiries from within this group to assume management and operational responsibility for existing pharmacies.

D.A.W. believes that it will maintain and expand upon its position as the largest and most significant 340B pharmacy provider in Massachusetts.

•	Customers and Third Party Payers

During the fiscal year ended June 30, 2008, approximately 85% of pharmacy revenues were to customers with prescription health insurance coverage that provides payment for all or a portion of a customer’s eligible prescription purchase.  During the fiscal year ended June 30, 2008, the top five of these third-party payers accounted for approximately 75% of total revenues, the largest of which represented 26% of total revenues.  During the same period, Medicaid agencies accounted for approximately 7% of total revenues.  Any significant loss of third-party payer business could have a material adverse effect on D.A.W.’s business and results of operations.

•	Regulation

D.A.W.’s business is subject to various federal and state regulations.  Pursuant to the Omnibus Budget Reconciliation Act of 1990 (“OBRA”) and Massachusetts’s regulations, D.A.W.’s pharmacists are required to offer counseling without additional charge to their customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription if the warning could reduce or negate such effect.

The Massachusetts’ Board of Registration in Pharmacy must license D.A.W.’s pharmacies and pharmacists.  D.A.W.’s pharmacies are also registered with the Federal Drug Enforcement Administration (“DEA”) and are subject to DEA regulations relative to operations, purchasing, storing and dispensing of controlled substances.  Any violations of any applicable statute, rule or regulation could result in the suspension or revocation of licenses.

D.A.W.’s pharmacies are subject to patient privacy and other obligations, including corporate pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act (“HIPAA”).  As a covered entity, D.A.W. is required to implement privacy and data security standards and train its associates on the permitted uses and disclosures of protected health information.  D.A.W. is additionally required to safeguard against the loss of protected, private health information.  Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

By virtue of its contracts with health centers and its participation in the 340B program, D.A.W. must additionally be familiar with, and operate according to, the regulations of other regulatory bodies including the Department of Public Health, the Massachusetts Health Safety Net Organization, and the Joint Commission on Accreditation of Healthcare Organizations.  D.A.W. believes that its knowledge within this confusing landscape makes it an attractive partner and serves as a barrier to competition.

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in the Massachusetts state legislature that would effect major changes in the healthcare system, either nationally or at the state level.  Although D.A.W. believes it is well positioned to respond to these developments, it cannot predict the outcome or effect of legislation resulting from these reform efforts.

•	Competition

A significant number of D.A.W.’s pharmacies compete in markets also served by either CVS Caremark Corporation or Walgreen Co. or both.  These two chains have greater financial resources and economies of scale than D.A.W. but do not offer services comparable to D.A.W.

Many of the largest pharmacy benefit management companies (“PBMs”) have instituted differential prescription co-payment structures for retail versus mail order pharmacies whereby patients are offered lower co-payments if mail-order service is utilized to obtain their chronic or maintenance medications.  While D.A.W. has lost some of its customer base to mail order, its overall unit volume continues to show a net prescription dispensing increase on a comparable monthly basis.  Furthermore, these mail order differentials have narrowed recently moving the market toward a more level orientation.

Some large mass merchant retailers such as Wal-Mart Stores, Inc. and Target Corp. have instituted one-price prescription programs on select generic medications in attempts to gain market share.  None of these retailers operate stores in immediate proximity to any of D.A.W.’s pharmacies.  Accordingly, D.A.W. does not believe it has lost market share to these programs.

•	Supply Chain

D.A.W. purchases in excess of 90% of its pharmaceuticals from McKesson Corporation (“McKesson”) pursuant to a Supply Agreement amended and extended in December 2007.  The agreement expires January 31, 2012.  Under the terms of the agreement, D.A.W. stores receive delivery five days per week and receive volume discounts based upon aggregate average monthly net purchase volume.  D.A.W. receives discounts on generic pharmaceuticals based upon the volume of generic purchases as a percent of total purchases.  D.A.W. purchases pharmaceuticals from generic pharmaceutical distributors as well as other specialty vendors such as Hallmark Cards, Inc. and various distributors of durable medical equipment and surgical supplies on a significantly lower scale.  There are many wholesale competitors of McKesson, each of whom would be capable of supplying D.A.W.’s purchasing needs on similar terms and on a comparable scale.

Discontinued operations

•	Medical Products/Service

During our fiscal year ended June 30, 2008, we operated a medical and surgical equipment and supplies segment known as ADCO Surgical Supply, Inc. (“ADCO”) and ADCO South Medical Supplies, Inc. (“ADCO South”).  ADCO engages in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England and Florida.  It sells the same products worldwide through its Internet site.  In June 2008, we sold ADCO South.  In September 2008, we sold certain assets and liabilities of ADCO, see Item 8, note 16, Subsequent

Events.  As such, ADCO and ADCO South have been classified as discontinued operations in our financial statements.

Employees

Each of our subsidiaries has a stable and experienced workforce consisting of an aggregate 167 full-time and 184 part-time employees.  D.A.W. employs 156 full-time and 181 part-time employees.  Of these, 59 are pharmacists licensed by the Board of Registration in Pharmacy.  ADCO employs eleven full-time and three part-time employees.  None of our employees are employed pursuant to a collective bargaining agreement.

Availability of SEC Filings

All our reports filed with the Securities and Exchange Commission (“SEC”) are available free of charge via EDGAR through the SEC website at www.sec.gov.  In addition, the public may read and copy materials we filed with the SEC at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549.  We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge available through our website at www.nyermedicalgroup.com as soon as reasonably practicable after filing electronically such material with the SEC.  Copies are also available, without charge, from Nyer Medical Group, Inc. c/o Eaton Apothecary, P.O. Box 6880, Holliston, MA 01746.

ITEM 1A.  Risk Factors

Nyer is reliant on current management for its success

D.A.W. is a niche business that relies on the unique qualifications of Nyer’s President and Chief Executive Officer as well as the management team of the pharmacies.  The healthcare landscape has become increasingly intricate with the addition of government programs and regulations such as Medicare Part D and the Medicare Modernization Act of 2003.  Management’s knowledge of this landscape and its ability to operate within it is critical to Nyer’s success.  As Nyer continues to grow, it may require the services of additional executives.  The loss of certain other key employees could have a material effect upon the business of Nyer.  At the present time, Nyer has key-man insurance on the lives of its President and Chief Executive Officer and the management team of the pharmacies.

Control of Nyer is held by a few shareholders

Nyer’s controlling shareholders are Michael and Lucille Curry, David Dumouchel, Mark Dumouchel (President and Chief Executive Officer), Wayne Gunter and Donato Mazzola, all management of the pharmacy subsidiary.  They each own 400 shares of Series 2 Stock which each has voting rights equal to 2,000 votes per share on any matter put to a vote of the Common Stock (equivalent to 800,000 votes of common stock).  They also each own 119,565 shares of common stock, with the exception of Mark Dumouchel who owns 119,566 shares of common stock and Donato Mazzola who owns 119,965 shares of common stock.

These holdings collectively represent approximately 58% of the outstanding voting securities of Nyer.  As a result, although they are not part of a group nor subject to any voting agreements, if they vote the same way, they would effectively control the voting power of Nyer.  Accordingly, they are in a position to elect a majority of Nyer’s directors and control the policies and operations of Nyer.

Many of our competitors have advantages over us

All aspects of our business are subject to significant competition.  Many of our competitors generally have substantially greater financial resources and other competitive advantages.  Such greater resources and advantages may reduce our chance for economic success.

Volatility in the trading volume and ability to remain listed on NASDAQ may negatively affect our stock price

Because of the small volume of trading in our common stock, the market price of our common stock can be affected by increases in trading volume.  In addition, our common stock is listed on the NASDAQ Capital Market (“NASDAQ”).  NASDAQ rules provide that if the market price of a share of common stock is less than $1 for thirty consecutive trading days, it can be delisted upon the happening of certain events.  If our common stock is delisted by NASDAQ, the market price of the common stock may be negatively impacted.

The exercise of our outstanding stock options could adversely affect our outstanding common stock

Our stock option plans are an important component of our compensation program for our employees, directors and consultants.  As of June 30, 2008, we have issued and outstanding options to purchase approximately 1,638,000 shares of common stock with exercise prices ranging from $1.29 to $6.44 per share, which represents approximately 29% of our outstanding common stock on a fully diluted basis.  As of June 30, we also have investors who hold warrants to purchase 53,320 shares of common stock at an exercise price of $2.60 per share which expire in April 2010.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity.  The exercise of such options or warrants will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Investors should not expect dividends

Nyer intends to retain future earnings, if any, to finance its growth.

Certain risks are inherent with operating pharmacies; the Company’s liability insurance may not be adequate to cover potential claims.

    Our pharmacies are exposed to risks inherent in dispensing of prescription medications.  These include the potential for dispensing errors and the providing of inadequate counseling or warning.  Although we maintain professional liability insurance, claims may result in significant liability which may be beyond the limits of coverage.  We can offer no assurance that coverage limits under our insurance policies will be adequate to protect against future claims, or that we will maintain adequate insurance on acceptable terms in the future.  Our results of operations, financial condition or cash flows may adversely be affected if in the future it insurance coverage proves to be inadequate.

Our success may vary with regulation of and changes in the delivery of healthcare

The health care industry is subject to extensive government regulation, licensure and operating procedures.  Management cannot predict the impact that present or future regulations may have on operations of D.A.W.  D.A.W.’s pharmacists also may have a duty to warn customers regarding potential negative effects of a prescription drug if the warning could reduce or negate these effects.  Additionally, D.A.W. is subject to federal DEA and state regulations relating to pharmacy operations, purchasing, storing and dispensing of controlled substances.  D.A.W. is also subject to other federal regulations such as HIPAA.  Moreover, as consolidation among physician provider groups, long-term care facilities and other alternate-site providers continues and provider networks are created, purchasing decisions may shift to individuals with whom D.A.W. has not had prior selling relationships.  There can be no assurance that D.A.W. will be able to maintain its customer relationships in such circumstances or that such provider consolidation will not result in reduced operating margins.  Also, national health care reform has been the subject of a number of legislative initiatives by Congress.  Due to uncertainties regarding the ultimate features of health care reform initiatives and their enactment and implementation, D.A.W. cannot predict which, if any, of such reform proposals will be adopted, when it may be adopted or what impact they may have on D.A.W. or its customers.  The actual announcement of reform proposals and the investment community’s reaction to such proposals, announcements by competitors of their strategies to respond to reform initiatives and general industry conditions could produce volatility in the trading and market price of Nyer’s common stock.

The Company is experiencing pricing pressures from health care providers and third-party payors

A significant portion of the costs for prescription medication in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans.  In recent years, private third-party reimbursement plans have developed increasingly sophisticated methods of controlling prescription benefit costs through benefit redesign and the exploration of more cost-effective methods.  Accordingly, there can be no assurance that reimbursement for the dispensing of prescription medications will not be limited or reduced and thereby adversely affect future sales by D.A.W.  In addition, any substantial delays in reimbursement, significant reduction in coverage or payment rates from third party payors can have a material adverse effect on the financial results of the pharmacies.

D.A.W. is dependent on relationships with vendors

D.A.W. is dependent on vendors to supply inventory.  Currently, D.A.W. relies on its vendors to provide: (i) agreeable purchasing and delivery terms; (ii) sales performance incentives; (iii) financial support of sales and marketing programs; and (iv) promotional materials.  There can be no assurance that D.A.W. will maintain good relations with its vendors.  During the twelve month period ended June 30, 2008, D.A.W. had one vendor whose relationship accounts for over 90% of their inventory purchases.  D.A.W. believes, if necessary, it can replace the vendor with no adverse cost effect, but D.A.W.’s ability to maintain good relations with vendors will affect the profitability of its business.

D.A.W. is dependent on employees

D.A.W. depends on the continued service of, and on the ability to attract, motivate and retain, a sufficient number of pharmacists for our stores.  Management believes that D.A.W.’s success is dependent, in part, on its continued ability to attract and retain qualified and skilled pharmacists.  Over the years, a significant shortage of pharmacists has developed due to industry competition as well as competition from other industries.  This has resulted in continued upward pressure on pharmacist compensation packages.  There can be no assurance that we will be able to attract, hire and retain sufficient numbers of pharmacists necessary to continue to develop and grow its business.  The inability to attract and retain a sufficient number of pharmacists could limit our ability to increase revenue and impact our ability to deliver high levels of customer service.

We may fail to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors.  Our efforts to comply with the requirements of the Sarbanes-Oxley Act of 2002, and in particular with Section 404, a portion of which commenced in connection with this annual report, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.  Although our management has determined that we had effective internal control over financial reporting as of June 30, 2008, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting.

In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm.  Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.  Properties

D.A.W. leases twenty-two locations throughout the suburban Boston Massachusetts area, with an average store size of approximately 2,500 square feet.  One of the leases is for office space of approximately 2,000 square feet.  The monthly lease payments range from $702 to $15,308.  Fourteen locations have renewable lease options.

Our executive offices are currently located at 1292 Hammond Street, Bangor, Maine.  D.A.W.’s corporate office is located at 13 Water Street, Holliston, Massachusetts. It is management’s intent to consolidate its administrative activities and office into the Holliston, Massachusetts location.

The ADCO business, classified as a discontinued operation, includes a 23,000 square foot facility located in Bangor, Maine.  This facility has monthly costs, including taxes, but excluding utilities, of $2,200.

We believe our current premises are adequate for our current foreseeable needs.

ITEM 3.  Legal Proceedings

In the ordinary course of business, we may become involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding that would have a material effect on operating results.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

Our shares of common stock are listed and traded on NASDAQ under the symbol: NYER.

The continuation of quotations on NASDAQ is subject to certain conditions.  The failure to meet these conditions may prevent our common stock from continuing to be quoted on NASDAQ and may have an adverse effect on the market for our common stock.

As of October 3, 2008, there were approximately 995 holders of record of our shares of common stock.  The high and low sales prices for our common shares for the quarterly periods are as follows:

	2008		2007		2006
	High	Low	High	Low	High	Low
First Quarter	$1.70	$1.06	$2.34	$2.01	$2.91	$2.59
Second Quarter	1.65	1.13	2.29	1.77	3.00	2.25
Third Quarter	-	-	2.08	1.75	3.24	2.45
Fourth Quarter	-	-	1.82	.99	2.64	2.10

Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions.  Our shares are traded sporadically, which may affect the prices.

Dividends

Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.

Issuer Purchases of Equity Securities

Our foregoing equity repurchases during the fiscal quarter ended June 30, 2008 have been reflected as follows:

ISSUER PURCHASES OF EQUITY SHARES
For the Period Ended (2008)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (shares)
April 1-April 30	-	$-	-	148,000
May1-May31	-	$-	-	148,000
June 1-June 30	-	$-	-	148,000

On May 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to 150,000 shares of our outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated.

PART II

ITEM 6.  Selected Financial Data

This Item is not required to be completed by smaller reporting companies.

ITEM 7.  Management’s Discussion And Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations contains forward looking statements that involve risks and uncertainties.  We have based these forward looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainty and other factors that may cause results to differ materially from those contemplated in such forward looking statements. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this annual report.

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the years ended June 30, 2008 and 2007 and should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this annual report and related notes appearing elsewhere in this annual report.

We operate a chain of pharmacies and provide pharmacy management services to various not for profit entities (“pharmacy”).  During the fiscal years ended June 30, 2008 and June 30, 2007, our results also included discontinued operations that consisted of wholesale and retail sales of medical equipment and supplies (“medical”) and wholesale and retail distribution of equipment, supplies, and novelty items to emergency medical service, fire departments, and police departments (“fire and police”).

Year Ended June 30, 2008 Compared to June 30, 2007.

Net Revenues.  Total revenues for the year ended June 30, 2008 increased $6,609,478 to $71,239,989 or 10.2% from $64,630,511 for year ended June 30, 2007.

	2008	2007	% Increase
Pharmacy	$68,039,194	$62,294,837	9.2
Dispensing Fees	3,200,795	2,335,674	37.0
TOTAL	$71,239,989	$64,630,511	10.2

Total revenues increased $6,609,478 to $71,239,989 or 10.2% for the year ended June 30, 2008 as compared to $64,630,511 for the year ended June 30, 2007. The main reason was due to a 4.75% increase in the number of prescriptions dispensed at stores open more than one year, the acquisition of a pharmacy in July 2007, the addition of three new pharmacies in April and December 2007, and February 2008, respectively.  Stores open more than one year experienced a 2.4% growth in revenue.  The growth in the number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of total number of prescriptions dispensed.  Generic medications typically have a lower selling price than brand name medications.  D.A.W. recognizes revenue both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through the dispensing of prescriptions with inventory owned by FQHCs pursuant to pharmacy management services contracts entered into between D.A.W. and various FQHCs.

The pharmacy sales (revenues other than dispensing fees) increased $5,744,357 to $68,039,194 or 9.2% for the year ended June 30, 2008 as compared to $62,294,837 for the year ended June 30, 2007.  The increase was attributable to the acquired store, the opening of three new pharmacies, and a 2.0% increase in sales at locations opened more than one year.

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

Dispensing fee revenue increased $865,121 to $3,200,795 or 37% for the year ended June 30, 2008 as compared to $2,335,674 for the year ended June 30, 2007.  Two locations which opened in February and April 2007, accounted for $513,013 of the increase.  The remainder of the increase can be attributed to an expanded number of and increased demand for covered medications effectuated during the fiscal year by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with D.A.W. and marketing initiatives targeting the patients of the FQHCs.

Gross Profit Margins.  Pharmacy overall gross profit margins increased by ..7% to 22% for the year ended June 30, 2008 as compared to 21.3% for the year ended June 30, 2007.  Dispensing fee revenue is excluded from the calculation as there is no correlating inventory cost associated with the services provided.

The following is a table of gross profit margin percentages for the two years ended June 30:

2008	2007	% Increase
22.0	21.3	.7

The increase in gross profit margins was due to increased purchase volume discounts as well as increased dispensing of generic medications which carry higher gross profit margins.  Each helped to offset lower insurance reimbursements.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“S,G&A”) for the year ended June 30, 2008 increased $3,343,541 to $17,771,045 or 23.2% from $14,427,504 for year ended June 30, 2007.

The following table shows the breakdown for the two years ended June 30:

2008	2007	% Increase
$17,771,045	$14,427,504	23.2

S,G&A at the pharmacies increased $3,137,702 to $16,603,743 or 23.3% for the year ended June 30, 2008 as compared to $13,466,041 for the year ended June 30, 2007. The pharmacies’ increase was primarily due to increased payroll costs of approximately $2,228,000.  Increased labor costs consisted of the following:  $1,077,000 of the increase occurred at stores open more than one year and is predominately the result of market pressures on salary and benefit packages for pharmacists.  The balance of the increase is attributable to the pharmacy acquired in July, 2007 as well as the four pharmacies opened between February, 2007 and February, 2008.  The additional pharmacies also added approximately $346,000 in additional overhead.  The increase (in non-labor costs) was due primarily to increases in rent expense, LIFO increase due to rising prices and equipment rental and, to a lesser degree, by increased legal expense related to the acquisition of the remaining 20% of D.A.W. and other operating costs.

Corporate overhead increased $205,842 to $1,167,302 or 21.4% for the year ended June 30, 2008 as compared to $961,460 for the year ended June 30, 2007 due to a combination of the following: increased officer salaries of $149,085, principally  due to a $118,415 charge attributable to the non-renewal of the former chief executive officer’s employment contract and $18,230 for the addition of the new Chief Executive Officer’s salary; increased legal expenses of $196,533, principally due to the purchase of the minority interest in D.A.W.; increased investment banker fees of $4,700 due to fees incurred for finding a source to buy the remaining 20% of D.A.W.; increased stock option expense of $25,359 due to the election of two directors, an officer and the issuance of stock options to the management team of D.A.W. in connection with their three year renewal of employment agreements; increased annual meeting expenses of $21,399 due to additional matters voted upon; increased accounting expense of $9,969 due to additional fees for the review of SEC filings; and increased extension fees of $8,330 paid to the Minority Shareholders prior to the February 2008 transaction described below.

Interest Expense.  Interest expense increased for the year ended June 30, 2008 by $72,419 to $98,188 or 281% from $25,769 for year ended June 30, 2007.

The following table shows the breakdown for the two years ended June 30:

2008	2007	% Increase
$98,188	$25,769	281

The pharmacy’s interest expense decreased $10,779 to $11,845 or 47.6% for the year ended June 30, 2008 as compared to $22,624 for the year ended June 30, 2007 due to pay down on interest bearing notes.

Corporate interest expense increased $83,198 to $86,343 or 2645.4% for the year ended June 30, 2008 as compared to $3,145 for the year ended June 30, 2007 due to $68,218 of interest on notes issued in connection with the purchase of the remaining 20% of D.A.W. and $14,980 on our line of credit.

Deemed Dividend on Redemption of Preferred Stock.  In February 2008, we redeemed the then outstanding Series A and B preferred stock (“Series A and B Preferred Stock”) for $400,000.  The excess over the carrying value of $3 was recorded as a deemed dividend and increased the net loss applicable to common shareholders.

Earnings Per Share.  Basic (loss) earnings per share is computed by dividing (loss) earnings  available to common shareholders by the weighted average  number of common shares outstanding for the period.  Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the (loss) earnings of the entity.

The dilutive effect of the Series 2 Stock shall be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS No. 128.  For the twelve months ended June 30, 2008, due to their anti-dilutive effect, 1,691,320 common shares of stock options, 815,217 common shares underlying convertible notes and 218,000 common shares underlying convertible preferred stock were excluded from the computation of dilutive (loss) earnings per share.

FASB Emerging Issue Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”, provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net (loss) income available to common shareholders in the calculation of earnings per share.  For the year ended June 30, 2008, this resulted in $399,997 being subtracted from net earnings.

Expenses associated with the Acquisition of the 20% minority interest in D.A.W. and Change in Control

Expenses associated with the Acquisition, as well as our change in control, totaled $1,379,797 or $.34 per share for the fiscal year ended June 30, 2008.  This was a combination of the following expenses: deemed dividend of Class A and B (Series 1) Preferred Stock of $399,997; legal expense of $586,000; forbearance extension fees paid to the Minority Shareholders of $199,980; a charge attributable to the non-renewal of the former chief executive officer’s employment contract of $118,415; investment banker fees of $40,850; miscellaneous expenses of $21,005; special board meeting expenses of $10,000 and accounting expenses of $3,550.

Discontinued operations

During our fiscal year ended June 30, 2008, we operated a medical and surgical equipment and supplies segment, known as ADCO and ADCO South. ADCO engages in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England and Florida.  It sells the same products worldwide through its Internet site.  In June 2008, we sold ADCO South.  In September 2008, we sold certain assets and liabilities of ADCO.  As such, ADCO and ADCO South have been classified as discontinued operations in our financial statements.

At December 31, 2007, we reevaluated the outstanding liabilities of our fire and police discontinued operation and concluded the discontinued segment would not be able to satisfy the amounts owed.  Therefore, we reversed the liabilities from our discontinued operations.  The discontinued operations consisted of wholesale and retail sale of equipment and supplies to emergency medical services, fire departments and police departments (fire and police segment).  We recognized a gain on operations, net of income taxes, of $196,628.

The following table shows net sales, cost of goods sold, gross profit margin, S,G&A expenses, depreciation expense, interest income and interest expense for the year ended June 30, 2008 as compared to the year ended June 30, 2007:

	2008	2007	% (decrease) increase
Sales	$3,991,597	$5,343,675	(25.3)
Cost of goods sold	$2,752,719	$3,802,800	(27.6)
Gross profit margin (%)	31.0	28.8	7.6
S,G&A expenses	$1,066,869	$1,661,724	(35.8)
Depreciation expense	$35,388	$55,377	(36.1)
Interest income	$3,472	$5,259	(34.0)
Interest expense	$1,143	$274	317.2

Income Taxes.  The following table shows income taxes for the two years ended June 30:

	2008	2007	% (decrease) increase
Pharmacy	$318,500	$622,000	(48.8)
Corporate	(426,700)	(327,670)	(30.2)
	(108,200)	294,330
Discontinued operations	48,000	(54,800)	187.6
	$(60,200)	$239,530	(125.1)

The pharmacy’s income tax expense decreased by $303,500 to $318,500 or 48.8% for the year ended June 30, 2008 as compared to $622,000 for the year ended June 30, 2007 due to lower net income.

Corporate’s tax benefit increased by $99,030 to $426,700 or 30.2% for the year ended June 30, 2008 as compared to $327,670 for the year ended June 30, 2007 due to increased expenses related to the buyout of the 20% interest in D.A.W.  Additionally we will be able to utilize a portion of the tax benefits from intangible assets previously written-off for book purposes.

The discontinued operations tax expense increased by $102,800 to $48,000 or 187.6% for the year ended June 30, 2008 as compared to a tax benefit of $54,800 for the year ended June 30, 2007, mainly due to the reevaluation of the outstanding liabilities of our fire and police discontinued operation.  We concluded the discontinued segment would not be able to satisfy the amounts owed, therefore, we reversed the liabilities of $298,628.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,847,986 for the year ended June 30, 2008 as compared to $364,499 for the year ended June 30, 2007.  The primary source of cash for the year ended June 30, 2008 was from extended accounts payable terms pursuant to an agreement with D.A.W.’s major supplier to fund a portion of our purchase of the 20% interest in D.A.W. and for pharmacy operations.  For the year ended June 30, 2007, cash was used primarily to fund two start-up pharmacies and for operations.  Additionally, cash was used in both years to fund corporate overhead.

The net cash used in investing activities was $2,790,345 for the year ended June 30, 2008 as compared to $288,284 for the year ended June 30, 2007.  The cash used was to fund a portion of our purchase of the 20% interest in D.A.W., an acquisition of a pharmacy, and to purchase property, plant and equipment.

Net cash used in financing activities of $226,749 for the year ended June 30, 2008 was for the repayment of long-term debt as compared to $184,750 for the year ended June 30, 2007.

Our primary source of liquidity is cash provided from operations.  Our principal uses of cash are: operations, acquisitions, capital expenditures and repayment of debt.

Cash. At June 30, 2008, we had $140,688 in cash as compared to $1,135,677 in cash at June 30, 2007.  The reduction in cash was due to the funding of the Acquisition and costs associated with the same and the acquisition of a pharmacy in July 2007.

Asset security interest. The pharmacy has an agreement with its major supplier to purchase pharmaceuticals.  This agreement terminates January 31, 2012.  Payment for the merchandise delivered is secured by a first primary interest in all assets of D.A.W.

Accounts receivable. At June 30, 2008, we had net accounts receivable of approximately $4.96 million as compared to approximately $4.83 million at June 30, 2007.  The increase was due to D.A.W.’s increased revenues.

Goodwill.  At June 30, 2008, net goodwill was $2,153,100 as compared to $18,000 at June 30, 2007.  We purchased the remaining 20% of D.A.W. in February 2008 (see below, Purchase of Minority Interest in D.A.W.).  The increase of $2,135,100 was the difference between the purchase price of $4,000,000 for the remaining 20% of D.A.W. and minority interest as of February 3, 2008 of $1,864,900.

Line of credit. In October 2004, our discontinued operation, ADCO, obtained a $300,000 line of credit which is collateralized by property owned by ADCO and guaranteed by us.  The interest rate for the line of credit is the Wall Street Journal Prime Rate.  Repayment of the line of credit is in monthly payments of interest only, with the principal being due at maturity, unless renewed.  The line of credit expires November 30, 2008.  We intend to renew the line of credit.  As of the date of this report, we have drawn $300,000 on the line of credit.

Debt. At June 30, 2008, debt was $2,313,958 as compared to $290,707 at June 30, 2007.  Debt increased to purchase the remaining 20% interest of D.A.W.  See Note 3, Change in Control and Purchase of 20% of Subsidiary, in Item 8 of this annual report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory shrinkage, impairment, and income taxes. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  For all pharmacy sales other than third party pharmacy sales and those described below, we recognize revenue from the sale of merchandise at the time of the sale. For third party pharmacy sales, revenue is recognized at the time the prescription is dispensed.  We record third-party revenues and related receivables, net of provisions for contractual and other adjustments.

We also recognize revenues sales from non-cash transactions wherein the pharmacy dispenses pharmaceuticals from its inventory provided to non-profit organizations through certain governmental programs treating needy patients.  We receive a dispensing fee, a percentage of the costs of the medication and the replacement of the pharmaceuticals.  The dispensing fee and the percentage of the prescription cost are recorded as sales.  Replacement of the pharmaceuticals received are recorded at cost.   We recognize dispensing fee revenue when it dispenses prescriptions for non-profit agencies on a per prescription basis and receives a dispensing fee for each prescription dispensed. In one contract, we also receive a stipulated monthly amount per patient.

Our estimate of uncollectible amounts are based on our historical collection experience and current economic and credit conditions.

Inventories.  Included in our valuation of inventory are estimates of the losses related to shrinkage, which occurs during periods between physical inventory counts.  When estimating these losses, we considered historical loss results at specific locations as well as overall loss trends.  Should actual shrink losses differ from the estimates upon which our reserves were based, our operating results will be impacted.

Impairment.  We evaluate long-lived assets, excluding goodwill, for impairment in the fourth quarter and annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by estimating the expected future cash flows expected to be generated by the assets, and comparing this amount to the carrying value.

Goodwill impairment.  In connection with the provisions of  SFAS No. 142, “Goodwill and Other Intangible Assets”, our Chief Executive Officer and our Chief Financial Officer perform an annual impairment test of goodwill.  Our tests during the fourth quarter of fiscal years 2008 and 2007 resulted in no impairment being identified.  However, the process of evaluating goodwill for impairment involves the determination of the fair value of our companies.  Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans.  To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Income taxes.  We have significant deferred tax assets.  We regularly review deferred tax assets for recoverability considering our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.  We will establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  Significant judgment is required in making these assessments.

Purchase of Minority Interest in D.A.W.

On February 4, 2008, in connection with the closing of the Acquisition, we (i) entered into an amendment with Karen Wright to amend Ms. Wright’s employment agreement to reflect her resignation as our President and Vice President of Operations and her resignation from our Board of Directors, (ii) entered into employment agreements with D.A.W. and each of Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Michael Curry (collectively, the “New Employment Agreements”), (iii) entered into a registration rights agreement (the “Registration Rights Agreement”) with the Minority Shareholders, (iv) issued a $350,000 promissory note (the “Purchase Note”), (v) issued $1,500,000 of convertible notes (the “Convertible Notes”), (vi) issued a $400,000 promissory note (the “Nyer Promissory Note”) and (vii) issued a promissory note in connection with a certain  loan from D.A.W. (the “D.A.W. Note”).

The Minority Shareholders were Mark Dumouchel, the President and a director of D.A.W., David Dumouchel, a Vice President and a director of D.A.W. and the brother of Mark Dumouchel, Lucille Curry, the sister of each of Mark and David Dumouchel, Wayne Gunter, a Vice President of D.A.W., and Donato Mazzola, a Vice President of D.A.W. The stockholders of F.M.T. Franchise Co., Inc. (“F.M.T.”) (another majority-owned subsidiary of ours which was purchased, in part, by D.A.W.) other than us were Mark Dumouchel, David Dumouchel, Michael Curry, a Vice President of D.A.W. and husband of Lucille Curry, Wayne Gunter and Donato Mazzola.

In connection with the Acquisition, the pledge agreement dated as of August 14, 2006 made by us in favor of D.A.W. was terminated and is of no further force and effect.  Pursuant to the pledge agreement, we had pledged to D.A.W. certain shares of D.A.W. owned by us to secure our debt to D.A.W. under an agreement, dated as of August 9, 2006, by and among us, D.A.W., F.M.T., the Minority Shareholders and Michael Curry (the “2006 Agreement”).

Still unable to satisfy our purchase obligations under the 2006 Agreement, in December 2007 we entered into the First Amended and Restated Agreement which we entered into on December 20, 2007 with D.A.W., the Minority Shareholders and Michael Curry (the “Amended Agreement”) in order to allow for a series of transactions, which, when completed and realized upon over time, would together with other related transactions (by and between Samuel Nyer and us) satisfy our obligations under the 2006 Agreement and the 1996 Agreement.

Upon the effectiveness of the Amended Agreement, on February 4, 2008, the rights and obligations of the parties to the 1996 Agreement and the 2006 Agreement (as such terms are defined below) were satisfied.

In consideration for the remaining 20% of D.A.W.’s outstanding common stock, we paid and issued to the Minority Shareholders the following: (i) an aggregate cash payment of $1,750,000 (which was funded by the D.A.W. Note); (ii) 2,000 shares of Series 2 Stock, a newly-created series of convertible Class B Stock, which shares are initially convertible into 218,000 shares of our common stock, based upon an initial conversion price of $1.84 (which is subject to adjustment), and which have 2,000 votes per share of Series 2 Stock (for an aggregate of 4,000,000 votes); (iii) the Purchase Note; and (iv) the Convertible Notes, which are convertible into an aggregate of approximately 815,217 shares of common stock, based upon an initial conversion price of $1.84.

On February 4, 2008, we also purchased from Mr. Nyer 2,000 shares of our Class A Stock and 1,000 shares of Class B Stock held by Mr. Nyer (which represented all of the issued and outstanding shares of such preferred stock) in exchange for the Nyer Promissory Note.  In accordance with the terms of the Amended Agreement, we cancelled the Class A Stock and the Class B Stock.  Samuel Nyer’s son, Dr. Kenneth Nyer, was our director, but he resigned his position on February 4, 2008.

As a result of the Acquisition, the issuance of the Series 2 Stock to the Minority Shareholders, the Samuel Nyer Purchase (and subsequent cancellation of the Class A Stock and the Class B Stock) and the appointment of certain Minority Shareholders to fill director and officer vacancies, there has been a change of our control with the Minority Shareholders owning approximately 58% of the voting power of our outstanding common stock and certain Minority Shareholders holding office as director and/or executive officer of us.

We negotiated the terms of the 1996 Agreement, the 2006 Agreement and the Amended Agreement on terms no more favorable to the Minority Shareholders than an arms length transaction with unrelated parties.  The purchase prices with respect to the Acquisition and the Samuel Nyer Purchase were deemed fair and reasonable by our Board of Directors.  The $4,000,000 purchase price with respect to the Acquisition was calculated based on a valuation formula we derived from prior experience in the acquisition and sale of pharmacies.  The Acquisition and the other transactions contemplated by the Amended Agreement were approved by our shareholders at a special meeting of shareholders held on February 4, 2008.

Prior to the closing of the Acquisition, we obtained the written consent of KeyBank National Association (“KeyBank”) for such acquisition, which consent was required under the Commercial Guaranty, dated October 6, 2004, made by us in favor of KeyBank.  The consent was required because under the Commercial Guaranty we could not transfer assets without the prior written consent of KeyBank.

In connection with the Acquisition, we entered into a Registration Rights Agreement with the Minority Shareholders and Michael Curry under which it would be obligated, under certain conditions, to register for resale with the SEC shares of the common stock being acquired, or to be acquired in the future, by the Minority Shareholders upon the conversion of the Series 2 Stock and the Convertible Notes and the exercise of certain options granted under the New Employment Agreements.  The Minority Shareholders will have the right to demand registration on up to two occasions and to have their shares included in certain other sales of our equity securities, including underwritten public offerings, if any.

Terms of Notes Issued in Connection with Purchase of Minority Interest in D.A.W.

The $350,000 Purchase Note bears interest at the rate of seven percent per annum and has a five year term.  We will make 60 monthly payments of principal of $5,833.33 plus interest under the Purchase Note.  The Purchase Note was assigned to Nyle on February 4, 2008 by the Minority Shareholders as consideration for their purchase of our common stock owned by Nyle.

The $1,500,000 Convertible Notes bear interest at the rate of eight percent per annum and mature on February 4, 2011.  Interest on the Convertible Notes is paid in arrears on the 15th day of each month and on maturity, commencing on March 15, 2008.  The principal amount, with any interest owed and not yet paid, is due at maturity.

Prior to February 4, 2009, interest on the Convertible Notes may only be paid in cash.  After February 4, 2009, the holders of the Convertible Notes have the option of having interest paid in cash or in shares of common stock (based on the conversion rate then in effect, which is initially $1.84, but subject to adjustment).  If any amount of principal or other amounts due under the Convertible Notes, other than interest, is not paid when due, we will pay a late charge equal to 15% per annum on such amount from the date such amount was due until it is paid in full.

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

Subject to exceptions, the conversion price of the Convertible Notes will also be adjusted in the event that (i) we sell shares of common stock or a security convertible or exchange into or exercisable for shares of common stock at a price per share less than the conversion price then in effect, or (ii) there is a stock split, stock dividend, reverse stock split or other subdivision of the common stock.

After February 4, 2009, we, at our option, may redeem a portion or the entire outstanding principal of the Convertible Notes.  Upon our notice to redeem, the holders of the Convertible Notes may elect to convert their notes prior to their receipt of the redemption payment from us.  The redemption price is 100% of the face amount of the Convertible Notes being redeemed plus accrued and unpaid interest.   The former minority shareholders have indicated that they do not intend to redeem the Convertible Notes until after July 1, 2009.

The D.A.W. Note bears interest at the applicable federal rate in effect on February 4, 2008, and we must repay it on or before February 4, 2013.  In order to have the funds available to finance the loan by D.A.W. to us, D.A.W. and its major supplier agreed to amend the supplier’s payment terms by extending the time period for which D.A.W. has to pay the supplier’s invoices, which, as a result, increased D.A.W.’s available cash.   The increased available cash was used for the loan by D.A.W. to us.

The $400,000 Nyer Promissory Note bears interest at the rate of seven percent per annum, has a five year term with 60 monthly payments of principal of $6,666.67 plus interest.

Series 2 Class B Preferred Stock

At any time, the holders of the Series 2 Stock may convert their shares into common stock upon our (i) consolidation with or merger into any other person, or (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating our dissolution.  The holders of at least a majority of the Series 2 Stock then outstanding may waive any of the conditions to mandatory conversion and may convert their shares of Series 2 Stock at any time after February 4, 2011.

On February 4, 2011, or such later date as the following conditions are met in their entirety, all of the shares of Series 2 Stock will be converted into common stock:  (i) no event of default has occurred and is continuing beyond any applicable cure periods under the promissory notes issued by us to any of the Minority Shareholders pursuant to the Amended Agreement or the promissory note evidencing the indebtedness of our subsidiary, ADCO to KeyBank and (ii) the resale of common stock issuable upon conversion of the Series 2 Stock is covered by an effective registration statement.

If we issue or sell any shares of common stock by means of options, convertible securities, or otherwise for a price per share (the “New Issuance Price”) less than the Conversion Price then in effect, then immediately after such dilutive issuance, the Conversion Price then in effect will be reduced to the New Issuance Price.  The adjustment to the Conversion Price made in regard to an option or convertible security will be made at the time such option or convertible security is issued (and not when such option or convertible security is exercised or converted).

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on July 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.  We are in the process of evaluating the potential effect of adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”. SFAS No.  161 requires disclosure of the following: objectives for using derivative instruments in terms of underlying risk and accounting designation, the fair values of derivative instruments and their gains and losses in a tabular format, and information about credit-risk-related contingent features. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We are in the process of evaluating the potential effect of adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We are in the process of evaluating the potential effect of adoption of SFAS No. 162.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

This Item is not required to be completed by smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007	30
Consolidated Statements of Operations for the years ended June 30, 2008 and 2007	32
Consolidated Statements of Changes in Shareholders’ Equity for the
years ended June 30, 2008 and 2007	34
Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007	35
Notes to Consolidated Financial Statements	38
Schedule II Valuation and Qualifying Accounts and Reserves	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Nyer Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of Nyer Medical Group, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the two years ended June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the two years ended June 30, 2008, in conformity with accounting principles generally accepted in the United States.

Our audits referred to above include audits of the financial statement schedules listed under Item 15(a) (2) of the Form 10-K report of Nyer Medical Group, Inc. for the two years ended June 30, 2008.  In our  opinion, those financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

/s/ Sweeney, Gates & Co.

Fort Lauderdale, Florida
September 16, 2008

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 and 2007
ASSETS

	2008	2007

Current assets:
Cash	$140,688	$1,135,677
Accounts receivable, less allowance for doubtful accounts of $24,552 and $33,000, respectively	4,963,542	4,834,063
Inventories, net	7,405,315	6,297,068
Prepaid expenses and other current assets	308,461	243,681
Refundable income taxes	36,000	84,000
Current portion of deferred tax asset	194,000	120,000
Assets to be disposed of from discontinued operations	803,594	1,267,080
Total current assets	13,851,600	13,981,569

Property, plant and equipment, net of accumulated depreciation	1,341,055	1,253,768

Goodwill, net	2,153,100	18,000
Other intangible assets, net	725,118	570,219
Long-term portion of deferred tax asset	444,000	336,000

Long-term portion of deferred tax asset from discontinued operations	70,000	49,000

	3,392,218	973,219

Total assets	$18,584,873	$16,208,556

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 and 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2008	2007
Current liabilities:
Current portion of long-term debt	$183,958	$176,749
Current portion of long-term debt, due related parties Accounts payable	230,000 5,871,081	- 3,508,726
Accrued payroll and related
taxes	615,483	722,369
Accrued expenses and other liabilities	442,802	282,252
Income taxes payable	35,955	67,445
Liabilities to be disposed of from discontinued operations	770,516	1,044,883

Total current liabilities	8,149,795	5,802,424

Long-term debt, net of current portion	256,667	113,958
Long-term debt, net of current portion, due related parties	1,643,333	-

Minority interest	-	1,827,861

Commitments

Shareholders' equity:
Preferred stock	-	3
Series 2 Class B, Preferred stock	400,000	-
Common stock	398	398
Additional paid-in capital	17,770,328	18,096,037
Accumulated deficit	(9,635,648)	(9,632,125)

Total shareholders' equity	8,535,078	8,464,313

Total liabilities and shareholders' equity	$18,584,873	$16,208,556

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 and 2007

	2008	2007
Revenues:
Sales	$68,039,194	$62,294,837
Dispensing fees	3,200,795	2,335,674
Total revenues	71,239,989	64,630,511

Cost and expenses:
Cost of sales	53,024,106	49,027,990
Selling, general and administrative expenses	17,771,045	14,427,504
Depreciation and amortization	546,044	502,315
Total cost and expenses	71,341,195	63,957,809
Operating (loss) income	(101,206)	672,702

Other (expense) income:
Interest expense	(98,188)	(25,769)
Interest income	11,631	14,077
Other	25,977	16,040
Total other (expense) income	(60,580)	4,348

(Loss) income from continuing operations before income taxes and minority interest	(161,786)	677,050

Benefit (provision) for income taxes	108,200	(294,330)

Minority interest expense, net of income taxes expense	(37,039)	(179,832)

(Loss) income from continuing operations	(90,625)	202,888

Discontinued operations: Gain (loss) from operations of discontinued operations, net of $48,000 income taxes expense and $54,800 income taxes benefit, 2008 and 2007, respectively	90,950	(116,442)
Loss on disposal	(3,848)	-
Net gain (loss) from discontinued operations	87,102	(116,442)

Net (loss) income	(3,523)	86,446

Deemed dividend on redemption of preferred stock	(399,997)	-

continued

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 and 2007

Net (loss) income applicable to common shareholders	$(403,520)	$86,446

Basic and diluted (loss) earnings per share applicable to common shareholders: Continuing operations (net of deemed dividend in redemption of preferred stock)	$(.12)	$.02
Discontinued operations	.02	-

Basic and diluted (loss) earnings per share applicable to common shareholders:	$(.10)	$.02

Weighted average common shares outstanding, basic	3,978,199	3,978,199
Weighted average common shares outstanding, diluted	3,978,199	4,220,224

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Class A		Class B, Series 1		Class B, Series 2
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Total Accumulated Deficit	Shareholders' Equity

Balance, June 30, 2006	2,000	$2	1,000	$1	-	$-	$3,978,199	$398	$18,047,108	$(9,718,571)	$8,328,938

Stock-based compensation	-	-	-	-	-	-	-	-	48,929	-	48,929

Net Income	-	-	-	-	-	-	-	-	-	86,446	86,446

Balance, June 30, 2007	2,000	2	1,000	1	-	-	3,978,199	398	18,096,037	(9,632,125)	8,464,313

Stock-based compensation	-	-	-	-	-	-	-	-	74,288	-	74,288

Redemption of preferred stock and deemed dividend	(2,000)	(2)	(1,000)	(1)	-	-	-	-	(399,997)	-	-

Issuance of Series 2 Class B, preferred stock	-	-	-	-	4,000	400,000	-	-	-	-	-
							-	-
Net loss	-	-	-	-	-	-			-	(3,523)	(3,523)

Balance, June 30, 2008	-	$-	-	$-	4,000	$400,000	3,978,199	$398	$17,770,328	$(9,635,648)	$8,535,078

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Cash flow from operating activities:

(Net loss) income from continuing operations	$(3,523)	$86,446
Adjustments to reconcile net (loss) income to net cash provided by operating activities from continuing operations:
Depreciation	420,888	381,899
Amortization	125,156	120,416
Stock-based compensation expense	74,288	48,929
Deferred income tax	(188,000)	7,000
Minority interest	37,039	179,832
Changes in working capital	1,382,138	(460,023)
Net cash flows provided by operating activities from continuing operations	1,847,986	364,499

Cash flows (used in) investing activities:

Acquisition of 20% of subsidiary	(1,750,000)	-
Acquisition of pharmacy	(552,115)	-
Purchase of property, plant and equipment, net	(488,230)	(288,284)

Net cash used in investing activities	(2,790,345)	(288,284)

Cash flows (used in) financing activities:

Payments on long-term debt	(226,749)	(184,750)
Net cash (used in) financing activities	(226,749)	(184,750)

continued

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Cash flows provided by discontinued activities:

Cash flows from operating activities	(285)		453,107
Cash flows from investing activities	(596)		(19,972)
Cash flows from financing activities:
Proceeds from line of credit	175,000		125,000
Payments on long-term debt	-		(7,010)
Net cash provided by financing activities	175,000		117,990

Net (decrease) increase
	(994,989)		442,590
Cash at beginning of year
	1,135,677		693,087
Cash at end of year
	$140,688		$1,135,677
Changes in working capital:

Accounts receivable, net	$(129,479)		$(156,228)
Inventories, net	(856,132)		(683,991)
Prepaid expenses and other current assets	(16,780)		(52,180)
Accounts payable	2,362,355		234,477
Accrued payroll and related taxes	(106,886)		160,643
Accrued expenses and other liabilities	160,550		104,811
Income tax payable	(31,490)		(67,555)

Net change	$1,382,138	$	(460,023)

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest	$91,972		$25,609
Income taxes	$130,892		$367,693

Supplemental disclosure of non-cash investing and financing activities:

continued

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The purchase of 20% of subsidiary, D.A.W. in February 2008.

Purchase price allocated:

Goodwill	$2,135,100
Minority interest	1,864,900

Total	$4,000,000

Consideration for the acquisition:

Preferred stock, Series 2 Class B	$400,000
Convertible notes	1,500,000
Note payable	350,000
Cash	1,750,000

Total	$4,000,000

The acquisition of a pharmacy in July 2007:

Inventory	$252,115
Property, plant and equipment	19,945
Prescription lists	280,055
Cash paid for acquisition	$552,115

Reversal of discontinued operations accounts payable, accrued expenses and other liabilities	$298,628

See accompanying notes to consolidated financial statements

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

Nyer Medical Group, Inc.  (“Company” or “Nyer”), a Florida corporation incorporated in 1991, is a holding company that owns the following:

Pharmacy.  The Company operates a chain of pharmacies which is located in the suburban Boston, Massachusetts area.  The pharmacies account for 100% of the total consolidated revenues. Pharmaceutical revenues comprise 93% of the pharmacies total revenues, while front-end revenues comprise 7%.  Salaries of the officers of the Company are included as well corporate expenses such as reporting costs, accounting and legal fees.

Discontinued operations.  The Company’s discontinued operations consist of its medical segment and fire and police segment.  The medical segment is engaged in the wholesale and retail sale of surgical and medical equipment and supplies throughout New England, Florida and worldwide via the Internet.  The medical segment located in Florida was sold in June 2008.  Subsequent to year end, in September 2008, the Company sold certain assets and liabilities of the remaining medical segment located in Maine, see note 16, Subsequent Event.  Therefore, the entire medical segment has been classified as discontinued operations.  The fire and police segment consisted of wholesale and retail sale of equipment and supplies to emergency medical services, fire departments and police departments.

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

Inventories

Inventories consist primarily of pharmaceuticals.  Pharmacy inventories are stated at the last-in, first-out method (“LIFO”).  Reserves that reduce the inventories to market value are based on current inventory levels and to historical usage for the various inventory types.

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

Impairment of long-lived assets

Property, plant, equipment, goodwill and other amortizable intangible assets are reviewed for impairment in the fourth quarter and whenever events or circumstances indicate the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related assets or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets.

No impairments were recognized in the years ended June 30, 2008 and 2007.

Fair value of financial instruments

The carrying values of accounts receivable, accounts payables and debt approximate fair value.  The carrying values and estimated fair values for long-term debt, based on quoted market rates of financial instruments, were approximately the same.

Revenue recognition

For all pharmacy sales other than third party pharmacy sales and those described below, the Company recognizes revenue from the sale of merchandise at the time of the sale. For third party pharmacy sales, revenue is recognized at the time the prescription is dispensed.  The Company records third-party revenues and related receivables, net of provisions for contractual and other adjustments.

The Company also recognizes sales from non-cash transactions wherein the pharmacy dispenses pharmaceuticals from its inventory provided to non-profit organizations through certain governmental programs treating needy patients.  The Company receives a dispensing fee, a percentage of the costs of the medication and the replacement of the pharmaceuticals.  The dispensing fee and the percentage of the prescription cost are recorded as sales.  Replacement of the pharmaceuticals received are recorded at cost.   The Company recognizes dispensing fee revenue when it dispenses prescriptions for non-profit agencies on a per prescription basis and receives a dispensing fee for each prescription dispensed. In one contract, the Company also receives a stipulated monthly amount per patient.

The Company’s estimates of uncollectible amounts are based on its historical collection experience and current economic and credit conditions.

Cost of goods sold

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

Delivery costs

The cost of delivery to customers by the Company is classified as selling, general and administrative expenses.  The cost of delivery expense was $982,800 and $820,470 for the two years ended June 30, 2008.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses, net of reimbursements, were $548,851 and $530,988 for the two years ended June 30, 2008.

New store openings

Costs incurred prior to opening of a new location and costs associated with remodeling a location are charged against earnings as incurred as general and administrative expenses.

Income taxes

The Company files a consolidated federal income tax return and utilizes the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(Loss) earnings per share

Basic (loss) earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

Stock based compensation

The Company accounts for share-based payments as compensation expense at the fair value of the options.

As a result, the Company recorded stock based compensation expenses of $74,288 and $48,929 for the two years ended June 30, 2008.

The weighted average grant date fair value for options granted with an exercise price equal to the fair market value of the stock was $.95 and $1.24 for the two years ended June 30, 2008.

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at  June 30:

	2008	2007
Risk-free interest	3.6%	3.7%
Dividend yield	0%	0%
Expected volatility	91%	102%
Expected life (years)	5	5

Operating segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the subsidiary.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on July 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The Company is in the process of evaluating the potential effect of adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”.  SFAS No.  161 requires disclosure of the following:  objectives for using derivative instruments in terms of underlying risk and accounting designation, the fair values of derivative instruments and their gains and losses in a tabular format, and information about credit-risk-related contingent features. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of evaluating the potential effect of adoption of SFAS No. 161.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 162.

Reclassifications

Prior year information is reclassified whenever necessary to conform to current year’s presentation.

3.  Change in Control and Purchase of 20% of Subsidiary

In February 2008, the Company completed its acquisition of the remaining 20% of the outstanding common stock of its pharmacies’ subsidiary, D.A.W., Inc. (“D.A.W.”) through a series of transactions (the “Acquisition”). In consideration for the Acquisition, the Company paid and issued the following: (i) a cash payment of $1,750,000 (which the Company borrowed from D.A.W. and which was funded by increased credit terms by D.A.W.’s major supplier), (ii) shares of a newly-created series of convertible Class B preferred stock which would initially be convertible into 218,000 shares of the Company’s common stock.   The conversion rate of the shares would be adjusted, if at the time of the conversion, the Company has issued additional shares of common stock below $1.84 per share.  The shares have the same aggregate 4,000,000 voting rights as the Company’s then existing Class A and Class B preferred stock, (iii) promissory notes in the aggregate principal amount of $350,000, and (iv) convertible promissory notes in the aggregate principal amount of $1,500,000 which would be convertible into common stock of the Company at an initial conversion price of $1.84 per share, subject to adjustment (collectively (i) through (iv), the “Consideration”).

As a result of the Acquisition (including the issuance of the newly issued Series 2 Stock to the certain of minority shareholders of D.A.W. (the “Minority Shareholders”), the Nyle Purchase (as defined below), the Samuel Nyer Purchase (as defined below) and the appointment of Mark and David Dumouchel to fill director and officer vacancies, there has been a change of control of the Company with the former Minority Shareholders owning approximately 57.6% of the voting power of the Company’s outstanding common stock.

The Company entered into a registration rights agreement with certain of the Minority Shareholders (i.e., Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Ms. Lucille Curry).  The Company entered into an amendment with Karen Wright to amend Ms. Wright’s employment agreement to reflect her resignation as President and Vice President of Operations of the Company.  Ms. Wright was reappointed as Vice President of Finance, Treasurer and Secretary.  Messrs. Mark and David Dumouchel were elected to the Company’s Board of Directors; Mr. Mark Dumouchel was appointed President and Chief Executive Officer; and three-year employment agreements were entered into with D.A.W. and each of Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola, Michael Curry.  Certain of the Minority Shareholders purchased from Nyle International Corp. (“Nyle”) 597,826 shares of the Company’s common stock (the “Nyle Purchase”) for $1.84 per share. Prior to the Acquisition, Mr. Nyer, through his ownership of the Class A Stock and the Class B Stock (which carried 4,000,000 votes in the aggregate), controlled a majority of the Company’s voting securities.

In February, 2008, the Company purchased from Samuel Nyer ("Mr. Nyer"), 2,000 shares of the Company’s Class A preferred stock  (the “Class A Stock”) and 1,000 shares of the Company’s Class B preferred stock (the “Class B Stock”) held by Mr. Nyer (which represented all of the then issued and outstanding shares of such preferred stock) in exchange for a promissory note in the amount of $400,000 (the “Samuel Nyer Purchase”).

4.  Inventories

Inventories consisted of the following at June 30:

	2008	2007
Pharmacies	$8,688,905	$7,402,969
Less LIFO reserves	(1,283,590)	(1,105,901)

	$7,405,315	$6,297,068

The pharmacies use the LIFO method of accounting for their inventories.  At June 30, 2008 and 2007, inventories were $1,283,590 and $1,105,901, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) method.  The LIFO charge was $177,689 and $53,166 for the two years ended June 30, 2008.

In July 2006, the pharmacies executed an agreement with its major supplier to purchase pharmaceuticals and amended such agreement in February 2008.  This amended agreement extended the termination date from January 2009 to January 31, 2012 and allowed for a two week rolling extension of payment terms.  Payment for merchandise delivered is secured by a first priority interest in all of the pharmacies’ assets of approximately $16,975,500.

The pharmacies have committed to maintain a $200,000 store monthly purchase average from this supplier.  If the relationship with this supplier was disrupted, management believes it has other competitive suppliers who could fulfill their inventory needs at no additional expense.

5.  Property, plant and equipment

Property, plant and equipment consisted of the following at June 30:

	2008	2007	Estimated Lives
Leasehold improvements	$1,754,921	$1,543,611	5-15 years
Fixtures and equipment	1,682,475	1,466,348	2–10 years
Transportation equipment	273,991	229,162	3–5 years
	3,711,387	3,239,121
Less accumulated depreciation	(2,370,332)	(1,985,353)
	$1,341,055	$1,253,768

Depreciation expense was $420,888 and $381,899 for the two years ended June 30, 2008.

6.  Other intangibles

The following is a summary of other intangible assets:

June 30, 2008	Amortization Period (years)	Cost	Accumulated Amortization	Net
Prescription lists	7.9	$1,031,555	$306,437	$725,118
Non-compete agreements	-	340,000	340,000	-
Totals		$1,371,555	$646,437	$725,118

June 30, 2007	Amortization Period (years)	Cost	Accumulated Amortization	Net
Prescription lists	8.8	$751,500	$217,280	$534,220
Non-compete agreements	.8	340,000	304,001	35,999
Totals		$1,091,500	$521,281	$570,219

In connection with the purchase of a pharmacy in July 2007, the Company acquired a prescription list for $280,055, which is amortized over its estimated useful life of 10 years.

Amortization expense of intangible assets was $125,156 and $120,416 for the two years  ended June 30, 2008.

Based on the balance of intangible assets at June 30, 2008, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization amount
2009	$89,155
2010	89,155
2011	89,155
2012	87,048
2013	82,489
Thereafter	288,116
Total	$725,118

7.   Notes payable and related parties

As of June 30, notes payable were:

	2008	2007
Related parties:
Convertible notes	$1,500,000	$-
Note payable, shareholder	373,333	-

Other:
Note payable, former shareholder	326,667	-
Note payable for pharmacy acquisition	-	$40,000
Note payable for pharmacy acquisition	113,958	250,707
Total	2,313,958	290,707
Less current portion	413,958	176,749
Long term portion	$1,900,000	$113,958

At June 30, 2008, the following were the maturities of debt:

2009	$413,958
2010	1,500,000
2011	150,000
2012	150,000
2013	100,000

In February 2008, Convertible Notes were issued to the former Minority Shareholders, in the aggregate amount of $1,500,000.  The Convertible Notes bear interest at the rate of 8% per annum, and are due on February 4, 2011.  After February 4, 2009 (the first anniversary of the transaction), any of the former Minority Shareholders can convert all or any portion of their allocable payment of such notes into shares of the Company’s common stock at an initial conversion price of $1.84 per share.  They can also redeem for cash.  The former minority shareholders have indicated that they do not intend to redeem the Convertible Notes until after July 1, 2009.

In February 2008, a promissory note, maturing in February 2013, was issued to Mr. Nyer in the amount of $400,000 for the purchase of the Company’s 2,000 shares of Class A Stock and 1,000 shares of Class B Stock, Series 1.  The note is payable in equal monthly installments of $6,667 plus interest on the unpaid balance at 7%.

In February 2008, a promissory note, maturing in February 2013,was issued to Mr. Samuel Nyer in the amount of $400,000 for the purchase of the Company’s 2,000 shares of Class A Stock and 1,000 shares of Class B Stock, Series 1.  The note is payable in equal monthly installments of $6,667 plus interest on the unpaid balance at 7%.

In February 2008, a promissory note, maturing in February 2013, was issued to the former Minority Shareholders in the amount of $350,000.  The note is payable in equal monthly installments of $5,833 plus 7% interest on the unpaid balance.  The note was assigned to Nyle on February 4, 2008 by the Minority Shareholders as consideration for their purchase of common stock of the Company owned by Nyle.

The Company also had a note payable for an acquisition of a pharmacy, collateralized by pharmacy inventory, payable in equal monthly installments of $4,000 plus interest on the unpaid balance at 5%.  The note matured and was paid in full in April 2008.

The Company has an outstanding note payable for an acquisition of a pharmacy, maturing in March 2009, payable in equal monthly installments of $11,396 plus interest on the unpaid balance at 6%.  The balance at June 30, 2008 was $113,958.

The Company’s discontinued operations have a line of credit outstanding for $300,000, which is secured by assets of the discontinued operations, and guaranteed by the parent company.  The interest rate is the Wall Street Journal Prime Rate.  The line of credit’s interest rate at June 30, 2008 (and as of the date of this annual report) was 5%.  The line of credit expires November 30, 2008.  The Company intends to renew the line of credit.

The Company leases a drug store facility owned by the mother of the Company’s president, chief executive officer, director and another director.  The Company paid $81,500 and $71,000 for the two years ended June 30, 2008.  The lease expires July 31, 2011.

8.    Discontinued operations

During the fiscal year ended June 30, 2008, the Company operated a medical and surgical equipment and supplies segment known as ADCO Surgical Supply, Inc. (“ADCO”) and ADCO South Medical Supplies, Inc. (“ADCO South”).  ADCO engages in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England.  It sold the same products worldwide through its Internet site.  In June 2008, the Company sold ADCO South.  In September 2008, the Company sold certain assets and liabilities of ADCO.  A loss was recognized on the sale of ADCO South of $3,848.  The Company does not anticipate a loss on the sale of ADCO.

    At December 31, 2007, the Company reevaluated the outstanding liabilities related to its discontinued operations of the fire and police segment and concluded the discontinued fire and police segment would not be able to satisfy the amounts owed.  Therefore, the Company reversed the liabilities from its discontinued fire and police segment.

The following table shows assets and liabilities for discontinued operations for the years ended June 30:

	2008	2007
Cash	$33,293	$36,404
Accounts receivable, net	197,860	346,630
Inventories, net	279,208	533,521
Prepaid expenses	12,828	16,530
Fixed assets, net	120,942	159,532
Goodwill, net	86,463	86,463

Total assets	$730,594	$1,179,080

Line of credit	$300,000	$125,000
Accounts payable	422,573	780,724
Accrued payroll and related taxes	20,913	29,543
Accrued expenses and other liabilities	27,030	109,616

Total liabilities	$770,516	$1,044,883

The following income statement is for the discontinued operations for the years ended  June 30:
	2008	2007
Sales	$3,991,597	$5,343,675

Cost of sales	2,752,719	3,802,800
Selling, general and administrative expenses	1,066,869	1,661,724
Depreciation expense	35,388	55,377
Total cost and expenses	3,854,976	5,519,901
Operating income (loss)	136,621	(176,226)
Other income (expense)
Interest expense	(1,143)	(274)
Interest income	3,472	5,258
Total other income	2,329	4,984
Loss on disposal	(3,848)	-
(Provision) benefit for income taxes	(48,000)	54,800

Net gain (loss) from discontinued operations	$87,102	$(116,442)

In December 2007, the Company reversed the liabilities of its discontinued fire and police segment of $298,628 and is shown as a reduction of operating expenses.

9.    Employee Benefit Plan

The Company has a deferred salary arrangement under Section 401(k) (“Employee Plan”) of the Internal Revenue Code.  Participants may elect to contribute up to 20% of their eligible compensation, as defined.  Also, the Company will make certain matching contributions.  The Company’s matching contributions to the Employee Plan were $242,520 and $184,774 for the two years ended June 30, 2008.

10.  Income taxes

The (benefit) provision for income taxes from continuing operations is as follows for the years ended June 30:

	2008	2007
Current tax expense (benefit):
Federal	$31,000	$132,330
State	83,000	155,000

	114,000	287,330
Deferred tax (benefit)expense:
Federal	(210,700)	18,000
State	(11,500)	(11,000)
	(222,200)	7,000
	$(108,200)	$294,330

A reconciliation of the statutory federal income tax rate and the effective income tax rate for continuing operations is as follows for the years ended June 30:

	2008	2007
Statutory federal income tax rate	34%	34%
Increase (decrease) in taxes resulting from:
State tax, net of federal tax effect	(29)	14

Other	62	(6)
Effective income tax rate	67%	42%

The tax effects of temporary differences for continuing operations that gives rise to significant portions of deferred taxes is as follows for the years ended June 30:

	2008	2007
Gross deferred tax assets:
Depreciation	$241,000	$201,000
Intangible asset amortization	145,000	135,000
Inventory allowance	109,000	84,000
Accounts receivable allowance	10,000	13,000
Stock based compensation	58,000	-
Other	75,000	23,000
Net deferred taxes	$638,000	$456,000

Property, plant and equipment and intangibles are generally depreciated or amortized for longer periods for tax purposes than for financial reporting purposes, thereby creating a deferred tax asset.

The tax effects of temporary differences for discontinued operations that gives rise to significant portions of deferred taxes is as follows for the years ended June 30:

	2008	2007
Gross deferred tax assets:
Depreciation	$101,000	$90,000
Intangible asset amortization	55,000	67,000
Inventory allowance	56,000	68,000
Accounts receivable allowance	13,000	18,000
Other	3,000	2,000
Net operating losses	37,000	33,000
Valuation allowance	(122,000)	(141,000)
Net deferred taxes	$143,000	$137,000

In fiscal year 2008, the Company will be able to utilize a portion of the tax benefits from intangible assets previously written-off for book purposes.  Therefore, the valuation allowance was initially reduced by $23,000.  However, the Company most likely will not be able to utilize the benefit from the increase in the Florida net operating loss and therefore the allowance was increased by $4,000.  The net tax effect of these changes is a decrease of $19,000 in the valuation allowance.

In fiscal year 2007, the Company disposed of obsolete inventory from the discontinued fire and police segment which had been written off for financial purposes in prior years amounting to $200,000 and had not been written off for taxes due to the Company still holding the inventory.  In the same period, the Company disposed of the inventory and was able to utilize the tax benefit from the write-off.  Therefore, the valuation allowance was adjusted by the full amount of $68,000.

The valuation allowance includes certain state tax NOLs and certain tax assets which may not be realizable.

The following years are open for examination by either the Internal Revenue Service or the State tax authorities:  years ended June 30, 2008, 2007, 2006 and 2005.

11.  Shareholders’ equity

Class A preferred stock

Total authorized shares are 5,000, par value $.001;  no shares are outstanding. Each share has voting rights equal to 1,000 shares of common stock.

Class B preferred stock

Total authorized shares are 2,500,000, par value $.001; 2,500 shares have been designated as Series 1 Class B Preferred Stock of which none are outstanding.  Each share has voting rights equal to 2,000 shares of common stock.

Series 2 Class B preferred stock

Total authorized shares of Series 2 Stock are 2,000 shares of which 2,000 shares are outstanding and have been designated as Series 2 Stock. Each share has voting rights equal to 2,000 shares of common stock.

In February 2008, 2,000 shares of Series 2 Stock, a newly-created series of convertible Class B preferred stock of the Company was issued to the former Minority Shareholders.  The shares are initially convertible into 218,000 shares of the Company’s common stock, based upon an initial conversion price of $1.84 (which is subject to adjustment (“the “Conversion  Price”)), and which have 2,000 votes per share of Series 2 Stock (for an aggregate of 4,000,000 votes).

At any time, the holders of the Series 2 Stock may convert their shares into common stock upon the Company’s (i) consolidation with or merger into any other person (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company subject to certain conditions described below, which may be waived by the holders of at least a majority of the Series 2 Stock then outstanding.  The Series 2 Stock will convert to shares of common stock on February 4, 2011.

On February 4, 2011, or such later date as the following conditions are met in their entirety, all of the shares of Series 2 Stock will be converted into common stock:  (i) no event of default has occurred and is continuing beyond any applicable cure periods under the promissory notes issued by the Company to any of the former Minority Shareholders pursuant to the promissory note evidencing the indebtedness of the Company’s subsidiary, ADCO, to KeyBank National Association (“KeyBank”) and (ii) the resale of common stock issuable upon conversion of the Series 2 Stock is covered by an effective registration statement.

Subject to certain exceptions, if the Company issues or sells any shares of common stock by means of options, convertible securities, or otherwise for a price per share (the “New Issuance Price”) less than the Conversion Price then in effect, then immediately after such dilutive issuance, the Conversion Price then in effect will be reduced to the New Issuance Price.  The adjustment to the Conversion Price made in regard to an option or convertible security will be made at the time such option or convertible security is issued (and not when such option or convertible security is exercised or converted).  The Conversion Price is also subject to additional anti-dilution adjustments in the event of stock splits, dividends, recapitalization, and other events.  In the event of certain mergers, asset sales or reorganization, the holders of the Series 2 Stock will be entitled to receive the securities and property they would have received for the shares of common stock that should have been issued to such holders had they fully converted their shares of Series 2 Stock prior to such event.

Common stock

Total authorized shares are 25,000,000, par value $.0001; 3,978,199 shares are issued and outstanding.

Stock options and warrants

In April 2005, the Company granted to investors, warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share.

At June 30, 2008, the Company has outstanding 150,000 stock options that were granted in 1999 to a third party in connection with consulting services.  The consultant resigned effective January 1, 2007.  The options are exercisable at $1.71 per share and expire in January 2009, two years from cessation of relationship.  The options have registration rights with respect to any shares of common stock issuable upon exercise.  No options have been exercised as of June 30, 2008.

12.  Stock options plans

The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company’s common stock. The 1993 Stock Option Plan (the “1993 Plan”) was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company (the “2002 Plan”) and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000.  The maximum aggregate number of shares of common stock available for award under the 2002 Plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Plan, automatic options vest semi-annually to all directors and certain officers and expire no later ten years from the date of grant.  Except with respect to certain incentive stock options (“ISOs”), options under the 1993 Plan expire 10 years from the date of grant.  Under the 1993 Plan, except for ISOs and non-qualified options, which are not non-discretionary options (as such term is used in the 1993 Plan), the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 Plan.  Under the 2002 Plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 Plan) of the common stock of the Company on the date of the grant.

At June 30, 2008, summarized stock options were:

	Outstanding stock options			Exercisable stock options
Exercise price range	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average remaining contractual life	Weighted average exercise price
$1.29-$1.95	796,000	6.7	$1.48	700,000	6.7	$1.70
$2.10-$3.52	134,000	4.7	$3.95	130,000	4.7	$2.80
$4.75-$6.50	558,000	2.1	$6.37	558,000	2.1	$6.37
	1,488,000			1,388,000

Summarized changes in common stock options at June 30:

	Weighted average		Weighted average
	Shares	Exercise price	Shares	Exercise price
Outstanding at the beginning of the year:	1,471,600	$3.72	1,532,600	$4.05
Additions	104,000	1.49	12,000	1.88
Cancelled	(87,600)	4.14	(73,000)	10.24
Outstanding at the end of the year	1,488,000	$3.54	1,471,600	$3.72

The Company granted 104,000 stock options in February 2008.  The pharmacies’ management team each received 12,000 stock option grants as part of their three year employment contract renewal in February 2008 and the remaining 44,000 options consisted of new grants to each newly elected member of the Board of Directors and  an officer.  The canceled stock options consisted of 75,600 expired grants and 12,000 grants due to the resignation of two directors from the Board of Directors.

The Company recorded stock based compensation expense of $74,288 and $48,929 for the two years ended June 30, 2008.  Unrecognized compensation cost to be recognized in the future for stock option grants is $74,691 and $70,843 at June 30, 2008 and 2007, respectively.

13.  Earnings per share

Amounts used in computing earnings per share and the weighted average number of share of diluted potential common stock were as follows at June 30:

	2008	2007
Weighted average number of common shares used in basic EPS	3,978,199	3,978,199
Stock options	-	242,025
Weighted average number of common shares used in diluted EPS	3,978,199	4,220,224

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted (loss) earnings per shares at June 30:

	2008	2007
Stock options	1,691,320	1,282,895
Convertible notes	815,217	-
Convertible preferred stock	218,000	-
Total	2,724,537	1,282,895

The calculation of weighted average diluted shares pursuant to SFAS No. 128, “Earnings per Share”, includes additional shares related to the Convertible Notes when the average market price is above the current conversion price.  The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the Convertible Notes assuming the settlement occurred on the end of the reporting period.

The dilutive effect of the Series 2 Stock shall be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS No. 128.  The weighted average common stock equivalents related to the Series 2 Stock has been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

FASB Emerging Issue Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”, provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  For the year ended June 30, 2008, this resulted in $399,997 being subtracted from net earnings.

In February 2008, the Company redeemed the Series A and B preferred stock (“Series A and B Preferred Stock”).  The Series A and B Preferred Stock was redeemed for $400,000. The excess over the carry value of $3 was recorded as a deemed dividend and increased the net loss to arrive at the net loss applicable to common stockholders.

14.  Significant concentrations

The Company’s pharmacy sales were primarily to customers with a prescription benefit as part of a health insurance plan.  Health insurance plans typically contract with a  Pharmacy Benefit Management Company (“PBM”) that in turn negotiates reimbursement rates with networks of pharmacies for  customer’s eligible prescription purchases.  During fiscal 2008, the top five PBMs accounted for approximately 70% of the Company’s total sales, the largest of which represented 24% of total sales.

Any significant loss of PBM business would have a material adverse effect on the Company’s business and results of operations.

During the year ended June 30, 2008, the pharmacies purchased inventory from a single supplier, amounting to $49.4 million or 92.0% of total inventory purchased, under a new contract expiring January 31, 2012 (See note 4).  With limited exceptions, the pharmacies have contracted to purchase substantially all of their pharmaceutical products from this supplier.  If the relationship with this supplier was disrupted, management believes it has at least three competitive suppliers who could fulfill their inventory needs at no additional expense.

During the year ended June 30, 2007, under a contract expiring January 2009, the pharmacies purchased inventory from a single supplier, amounting to $44.1 million or 90.0% of total inventory.

During  the year ended June 30, 2008, the Company maintained cash balances in excess of the federally insured limits.  The funds are with major money center banks.  Consequently, the Company does not believe that there is a significant risk in having these balances in excess of the federally insured limits.

15.  Commitments and Contingencies

The Company rents office, store and warehouse space and equipment with varying lease expiration dates through November of 2017.  Generally, the leases have options to extend the lease terms.  Fourteen of the locations have renewable lease options.   Total lease expense was $1,661,588 and $1,347,322 for the two years ended June 30.

Future minimum lease payments at June 30, 2008 are as follows:

2009	$1,338,697
2010	1,039,470
2011	780,273
2012	397,341
2013	492,838
Thereafter	566,000
$4,614,619

Legal proceedings

In the ordinary course of business, the Company may become involved in litigation incidental to its business; however, management is not aware of any pending legal  proceeding that would have a material effect on operating results.

16.  Subsequent Events

On September 25, 2008, the Company sold certain assets and liabilities of its remaining medical subsidiary, ADCO.  ADCO retained the building, land and the line of credit.  The Company is leasing the building to the purchaser and the purchaser has an option to purchase the building and land.  The Company does not anticipate any loss on the sale of the ADCO assets, including the building and land.

16.  Selected quarterly data, (unaudited)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$16,924,429	$17,801,943	$17,978,984	$18,534,633

Gross Profit	$4,074,888	$4,480,329	$4,515,482	$5,145,184

Net (loss) income from continuing operations	$(12,508)	$(232,476)	$(188,994)	$343,353
Net (loss) income from discontinued operations	(22,281)	134,450	(26,898)	1,831
Deemed dividend on redemption of preferred stock	-	-	(399,997)	-

Net (loss) income applicable to common shares	$(34,789)	$(98,026)	$(615,889)	$345,184

Basic and diluted (loss) income per share:
Continuing operations	$-	$(.06)	$(.15)	$.09
Discontinued operations	$(.01)	$(.04)	$(.01)	$-
Net (loss) income per share applicable to common shares	$(.01)	$(.02)	$(.16)	$.09

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,464,410	$16,229,946	$16,133,828	$16,802,327

Gross Profit	$3,461,324	$3,886,134	$3,804,034	$4,451,029

Net (loss) income from continuing operations	$(2,381)	$135,680	$(1,744)	$71,333
Net (loss) income from discontinued operations	(2,835)	(27,620)	(66,175)	(19,812)

Net (loss) income	$(5,216)	$108,060	$(67,919)	$51,521

Basic and diluted (loss) income per share: Continuing operations	$-	$.03	$-	$.02
Discontinued operations	-	-	$(.02)	-

Net (loss) income per share	$-	.03	$(.02)	$.02

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Year ended June 30 2008:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions for payments or Write-offs	Balance at End of Period
Allowance for doubtful accounts	$33,000	$-	$-	$(8,448)	$24,552

Allowance for Doubtful accounts- discontinued operations	$52,000	$-	$-	$(9,000)	$43,000

Allowance for inventory obsolescence – Discontinued operations	$142,000	$-	$-	$(42,000)	$100,000

Year ended June 2007: Allowance for doubtful accounts	$33,000	$-	$-	$-	$33,000

Allowance for doubtful accounts – discontinued operations	$110,000	$-	$-	$(58,000)	$52,000

Allowance for inventory obsolescence – discontinued operations	$348,000	$-	$-	$(206,000)	$142,000

Information related to FASB 109, “Accounting for Income Taxes”, has been omitted because such information is disclosed in Note 10 to the Consolidated Financial Statements.

ITEM 9.   Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants.

ITEM 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework.  Based on our assessment, we believe that, as of June 30, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our present directors and executive officers, their ages and positions held as of October 3, 2008 are as follows:

Name	Age	Position
Mark Dumouchel	48	CEO, President, Director and President of D.A.W.

David Dumouchel	47	Vice President of D.A.W. and Director

Michael Curry	51	Vice President of D.A.W.

Wayne Gunter	56	Vice President of D.A.W.

Robert Landis	49	Director

Donato Mazzola	49	Vice President of D.A.W.

James Schweiger	73	Director

Gerald Weston	66	Director

Karen Wright	46	CFO, Treasurer, Vice President-Finance, and Secretary

Mr. Donald Lewis, Dr. Kenneth Nyer and Ms. Karen Wright resigned from the Board of Directors effective February 4, 2008; Messrs. David Dumouchel and Mark Dumouchel, who are brothers, were appointed to our Board of Directors; and the Board of Directors reduced its size to five seats.  The resignations of Dr. Nyer, Mr. Lewis and Ms. Wright were the result of us seeking to comply with NASDAQ Stock Market rules requiring a majority of the Board of Directors to be comprised of independent directors.  Mr. Mark Dumouchel filled the vacancy created by Dr. Nyer’s resignation for a three-year term ending in 2010 and David Dumouchel filled the vacancy created by Ms. Wright’s resignation for the remainder of the three-year term ending in 2009. The three remaining directors, Messrs. Robert Landis, James Schweiger and Gerald Weston qualify as independent under NASDAQ rules.  Other than as stockholders and serving as directors on Board of Director committees, none of Messrs. Landis, Schweiger or Weston have any relationship with us.  Mr. Curry is the brother-in-law to Messrs. David Dumouchel and Mark Dumouchel.

Our Board of Directors is divided into three classes of directors. Messrs. Landis and Mark Dumouchel term expires in 2010, Messrs. Schweiger and Weston’s term expires in 2008 and Mr. David Dumouchel’s term expires in 2009.  There are no vacancies.  In each case, a director whose term expires remains in office until his successor is elected and qualified (assuming he does not otherwise resign or  retire or is not otherwise removed).

Mark Dumouchel has been our Chief Executive Officer and President and a Class B director since February 2008.  He was one of our directors from 2004 to 2005.  He has been president and director of D.A.W. since 1990.  He is a registered pharmacist in the State of Massachusetts and has over 32 years experience working in and running pharmacies.  Mr. Dumouchel serves as a director of Northeast Pharmacy Services Corporation. He received his Bachelors of Science degree in Pharmacy from Massachusetts College in 1982 and his Masters of Business Administration from Babson College in 1984.

David Dumouchel has been one of our Class A directors since February 2008.  He was one of our directors from 1996 to 2000.  Mr. Dumouchel has been a director of D.A.W. since August 1996.  Additionally, Mr. Dumouchel has been a Vice President of D.A.W. since 1988.  Mr. Dumouchel is a registered pharmacist in the State of Massachusetts.  Mr. Dumouchel received his Bachelors of Science degree in Pharmacy from Purdue University in 1983, and his Masters of Business Administration from Amos Tuck School at Dartmouth College in 1986.

Michael Curry has been a Vice President and Secretary of D.A.W. since 1995.  Mr. Curry is a registered pharmacist in the state of Massachusetts.  He has been a manager of various pharmacies since 1980.  Mr. Curry received his Bachelors of Science degree in Pharmacy from the Massachusetts College of Pharmacy in 1980.

Wayne Gunter has been a Vice President of D.A.W. since 1995.  Mr. Gunter is a registered pharmacist in the State of Massachusetts. Mr. Gunter has managed and operated pharmacies for 32 years. Mr. Gunter is a former treasurer of the Massachusetts Pharmacist Association and currently sits on the board at Stoneham Savings Bank.  Mr. Gunter received his Bachelors of Science degree in Pharmacy from the Massachusetts College of Pharmacy in 1975.

Robert J. Landis has been one of our Class B directors since December 2004.  Mr. Landis is also a member of our Audit Committee and Chairman of our Compensation Committee.  Mr. Landis has served as chairman of the board of directors since January 2000 and as chief financial officer and treasurer since July 1998 of Comprehensive Care Corporation (“CompCare”).  CompCare provides behavioral health, substance abuse, and employee assistance programs for governmental agencies, managed care companies and employer groups throughout the United States, headquartered in Tampa, Florida.  Mr. Landis also serves on the board of directors and on the audit committee of Global Axcess Corporation.  Mr. Landis served as treasurer of Maxicare Health Plans, Inc. from November 1988 to July 1998.  Mr. Landis is a Certified Public Accountant.  He received a Bachelors degree in Business Administration from the University of Southern California in 1981 and a Masters degree in Business Administration from California State University at Northridge in 1990.

Donato Mazzola has been a Vice President of D.A.W. since 1995.  Mr. Mazzola is a registered pharmacist in the state of Massachusetts.  He currently serves as an area pharmacy manager.  Mr. Mazzola has served as chairman of the trustees for the Lodge of Elks Newton since 2004.  He received his Bachelors of Science degree in Pharmacy from the Massachusetts College of Pharmacy in 1981.

James J. Schweiger has been one of our Class C directors since January 2002.  Mr. Schweiger is also Chairman of our Audit Committee and a member of ourCompensation Committee and Stock Option Committee.  Mr. Schweiger is currently president and chief  executive officer of James J. Schweiger Financial Consultants, located in Orlando Florida,  a position he has held since 1986.  From 1978 to 1986, Mr. Schweiger was an area managing partner in the firm of KPMG Main Hurdman in charge of the Ft. Lauderdale/Miami office, Northeastern Regional Managing Partner and later served as the Southern Area Director. From 1980 to 1985 he served on our Policy Board and Management Committee.  He was previously a board member of AICPA on accounting for real estate transactions.  From 1989 to 1992, Mr. Schweiger served as treasurer and director on the EASE Foundation board of directors (a charitable foundation in Davie Florida). Mr. Schweiger graduated from Duquesne University, Pittsburgh, Pennsylvania in 1961, with a Bachelors of Science degree in Business Administration.

Gerald Weston has been one of our Class C directors since December 2004.  Mr. Weston is also a member of our Audit Committee, Compensation Committee and Stock Option Committee.  Mr. Weston is a Certified Public Accountant and is an owner of an accounting firm, Gerald Weston Accounting, where he has worked since 1985.  From 1982 to 1985, Mr. Weston was an audit manager in the firm Kern, DeWenter, Viere, CPA’s in St. Cloud, Minnesota.  Prior to 1982, he had various positions and served in the United States Air Force.  Mr. Weston received a Bachelors of Science degree in Accounting from St. Cloud State University, St. Cloud, Minnesota in 1979.

Karen L. Wright has been our Treasurer and Vice President of Finance since 1991. She has been our Chief Financial Officer since January 1997.  She has been Secretary since June 2007.  She was our President and our subsidiaries, with the exception of D.A.W., from September 2004 to February 2008.  She was one of our directors from November 2004 to February 2008 and from April 1997 to September 2001.  She was our Vice President of Operations from October 2001 to February 2008.  She was our Assistant Secretary from January 1997 to June 2007.  She was a director of D.A.W. from November 2005 to February 2008.  She was a director of Nyle, which was formerly our largest shareholder, from 1998 until October 2004.  From 1985 through 1987, Ms. Wright was ADCO’s Assistant Comptroller, from 1987 through the present time, Ms. Wright has been ADCO’s Comptroller and Treasurer. She has been the President of ADCO from September 2004 to present.  Ms. Wright received her Bachelors of Science degree in Accounting from Husson College, Bangor, Maine in 1985.

•	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms or written representations from reporting persons, we believe that during fiscal year ended June 30, 2008, our executive officers and directors and other reporting persons filed on a timely basis all of the reports required by Section 16(a).

•	Audit Committee; Audit Committee Financial Experts

    The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and NASDAQ requirements. The Members of the Audit Committee are Messrs. James Schweiger, Chairman, Robert Landis and Gerald Weston.

The Board of Directors has determined that although more than one member of the Audit Committee may qualify as an “audit committee financial expert” under Item 407 (d)(5) of Regulation S-K, based on his experience described above, Mr. Schweiger, the Audit Committee Chairman, is designated Audit Committee financial expert. All of the members of the Audit Committee, including Mr. Schweiger, are considered “independent” under applicable NASDAQ rules.

•	Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The code of ethics, which the Company calls its Code of Conduct and Ethics Policy, is filed as an exhibit to this annual report.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

ITEM 11.  Executive Compensation

SEC rules require disclosure regarding executive compensation for anyone serving as our principal executive officer during the last fiscal year and the two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year.  Ms. Karen Wright was our principal executive officer until February 2008, at which point Mr. Mark Dumouchel was appointed to such position.  The following individuals are referred to as our “named executive officers” throughout this annual report: (a) Mark Dumouchel; (b) Karen Wright; (c) David Dumouchel; and (c) Wayne Gunter.

The following table shows compensation earned by our named executive officers during the fiscal year ended June 30, 2008 and 2007:

Summary Compensation Table
Name and principal position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation($)	All Other Compensation($)	Total ($)

Mark Dumouchel President and Chief Executive Officer and President of D.A.W.	2008	158,405(2)	7,680	21,973	16,118(2)	204,176
	2007	143,788	0	14,976	16,023(2)	174,787

David Dumouchel Vice President of D.A.W.	2008	148,789	7,680	21,973	15,794(3)	194,236
	2007	143,788	0	14,976	15,653(3)	174,417

Wayne Gunter Vice President of D.A.W.	2008	148,789	5,760	21,973	16,334(4)	192,856
	2007	143,788	0	14,976	16,143(4)	174,907

Karen Wright Chief Financial Officer, Treasurer and Secretary	2008	110,000	5,884	0	8,673(5)	124,557
	2007	102,500	7,316	0	8,054(5)	117,870

(1) The option awards are for serving on our Board of Directors, serving as one of our Officers and pursuant to employment agreements of executive officers of D.A.W.  The values in the table reflect the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) “Share-Based Payment” during the fiscal year ended June 30, 2008, based on a fair value of options granted in 2007 and 2008 to Karen Wright for serving as an officer; in 2008 to Messrs. David and Mark Dumouchel for serving as directors; and  pursuant to the employment agreements of each of David and Mark Dumouchel and Wayne Gunter, using the Black-Scholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates, as detailed in  Note 2 to our audited financial statements for the fiscal year ended June 30, 2008, included in Item 8 in this annual report.

(2)  For the fiscal year ended June 30, 2008, Mark Dumouchel’s salary was $149,588 until February 4, 2008, when his salary was increased to $175,000 pursuant to a new employment agreement. Other compensation includes $8,018 in matching contributions from our 401(k) plan, a vehicle allowance of $6,700 and officer’s life insurance of $1,400.  For the fiscal year ended June 30, 2007, Mark Dumouchel’s other compensation includes $6,823 in matching contributions from our 401(k) plan, a vehicle allowance of $7,800 and officer’s life insurance of $1,400.

(3)  For the fiscal year ended June 30, 2008, David Dumouchel's salary was $143,788 until February 4, 2008, when his salary was increased to $148,789 pursuant to a new employment agreement.  David Dumouchel’s other compensation includes $7,634 in matching contributions from our 401(k) plan, a vehicle allowance of $7,130 and officer’s life insurance of $1,030.  For the fiscal year ended June 30, 2007, David Dumouchel’s other compensation includes $6,823 in matching contributions from our 401(k) plan, a vehicle allowance of  $7,800 and officer’s life insurance of $1,030.

(4)  For the fiscal year ended June 30, 2008, Wayne Gunter's salary was $143,788 until February 4, 2008, when his salary was increased to $148,789 pursuant to a new employment agreement.  Wayne Gunter’s other compensation includes $7,634 in matching contributions from our 401(k) plan, a vehicle allowance of $7,180 and officer’s life insurance of $1,520.  For the fiscal year ended June 30, 2007, Wayne Gunter’s other compensation includes $6,823 in matching contributions from our 401(k) plan, a vehicle allowance of $7,800 and officer’s life insurance of $1,520

(5)  For the fiscal year ended June 30, 2008, Karen Wright’s other compensation includes $5,073 in matching contributions from our 401(k) plan and a vehicle allowance of $3,600.  For the fiscal year ended June 30, 2007,  Karen Wright’s other compensation includes $4,454 in matching contributions from our 401(k) plan and a vehicle allowance of $3,600.

2008 Executive Compensation Components

•	Executive Employment Agreements; Arrangements

Effective February 4, 2008, Mr. Mark Dumouchel entered into a new three-year employment agreement which may be renewed upon agreement of the parties.  Pursuant to his employment agreement, Mr. Mark Dumouchel will be employed as our Chief Executive Officer and President of D.A.W. and will receive a base salary of $175,000 per year of which we will pay him $43,750 and D.A.W. will pay him $131,250.  The salary shall be increased on each anniversary date of the employment agreement in an amount equal to the percentage change over the past twelve months in the average hourly rate paid to pharmacists employed by D.A.W.  Under his employment agreement, D.A.W. will also pay Mr. Mark Dumouchel an annual lump sum payment equal to five percent of the total amount royalties and licensing fees collected by D.A.W. during the prior fiscal year (the “Franchise Payment”).

Effective February 4, 2008, Messrs. David Dumouchel and Wayne Gunter each entered into a new three-year employment agreement with D.A.W. which may be renewed upon agreement of the parties, as a pharmacy manager at annual base salary of $150,000.  The annual base salary will be adjusted each anniversary date of the employment agreement in an amount equal to the percentage change over the past twelve months in the average hourly rate paid to pharmacists employed by D.A.W.

Under their employment agreements, Messrs. Mark and David Dumouchel and Wayne Gunter will each be entitled to (a) medical, dental, disability and life insurance coverage consistent with D.A.W.’s policies and plans in existence on the date of the signing of their respective employment agreements and (b) additional term life insurance coverage in the amount of $1,000,000 with beneficiaries designed by each such officer.

Under the employment agreements, D.A.W. will establish a bonus pool (the “DAW Bonus Pool”), which will be equal to a percentage of income (before deductions for income taxes and management fees paid to us).  The percentage of income paid into the DAW Bonus Pool is as follows: (i) ten percent (10%) of income between $450,000 and $900,000; (ii) fifteen percent (15%) of income between $900,001 and $1,350,000; and (iii) twenty percent (20%) of income in excess of $1,350,000.  Fifty percent (50%) of the DAW Bonus Pool will be used for bonuses to be paid to the officers under their respective employment agreements as follows: (i) Mr. Mark Dumouchel will receive seventeen percent (17%), and (ii) Messrs. David Dumouchel and Wayne Gunter will share the remaining thirty-three percent (33%) in equal lots with two other executive officers (8.25% each).

Under the employment agreements, we granted to each of the officers non-qualified options to purchase 12,000 shares of common stock at an exercise price equal to the Market Price (as defined in our 2002 Plan) on the date of grant, which was $1.49 on February 4, 2008.  Under the Plan, the Market Price on any day is, in the sole discretion of the stock option committee administering the Plan, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or (y) the closing price reported on the consolidated trading listing for such day.  Our stock option committee determined the Market Price based upon the closing price.  The options granted under the employment agreements will be exercisable in their entirety on February 4, 2009.

Pursuant to the employment agreements, each of the officers will be entitled to a cash severance payment in the event that we or D.A.W. terminate the particular agreement without Cause (as defined in the employment agreement) or the employment agreement is terminated by the officer for Good Reason (as defined in the employment agreement) which severance will be equal to the total of (i) one year of base salary at the salary rate then in effect to the extent allocable as to D.A.W. and us, as the case may be, but not to exceed the aggregate base salary then in effect; (ii) the last annual bonus paid to the officer (or, in the event that the termination occurs before any bonus has been paid, the annualized bonus for the year in which the termination occurs); and (iii) in the case of Mr. Mark Dumouchel only, the last Franchise Payment paid to Mr. Mark Dumouchel (or, in the event that the termination occurs before any Franchise Payment has been paid, the annualized Franchise Payment for the year in which the termination occurs). Additionally, in the event of any termination under an employment agreement, the officer will be entitled to COBRA continuation coverage for six months after any such termination. The executives each would be entitled to unused vacation time.

Under the employment agreements, each of the officers is subject to non-compete and non-solicitation provisions and a non-disclosure provision.  The non-compete and non-solicitation provisions survive for six months after the termination of the employment agreements and the non-disclosure provision has no termination date.

Effective July 1, 2007, Karen Wright’s annual base salary was increased to $110,000 pursuant to a written agreement between us and Ms. Wright.  The terms of that agreement applied for fiscal year 2008 and for each fiscal year thereafter until terminated by either party.  On March 31, 2008, we provided Ms. Wright with written notice of our election not to renew her employment agreement.  By Letter Agreement, dated March 31, 2008, we agreed with Ms. Wright to amend her employment agreement to terminate her positions with us as an employee as of September 30, 2008.  Following September 30, 2008, we will pay to Ms. Wright her base salary of $110,000 over a period of 52 weeks (less applicable payroll taxes), plus any owed vacation time (not to exceed three weeks).

In addition, Ms. Wright’s agreement provided that: (A) she will not disclose proprietary information relating to us at any time during her tenure with us or any time thereafter; (B) in the event of her termination (i) for any reason whatsoever, (ii) pursuant to the action of Ms. Wright or both of Ms. Wright and us and (iii) whether such termination occurs prior to the end of the then-current one-year term or otherwise, Ms. Wright agrees that she will not, for a period of six months following such termination, directly or indirectly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is primarily in competition with us, our subsidiaries or affiliated companies or otherwise become involved in the business of developing or marketing any such business in the state of Maine, Massachusetts or New Hampshire in which we, our subsidiaries or our affiliated companies currently have, or during the term of the employment agreement actively had business; and (C)  Ms. Wright shall not during a twenty-four month period of after leaving our employ, directly or indirectly, solicit any person who was employed by us or solicit any existing customer/client or any potential customer/client that had been actively solicited by us, our subsidiaries or our affiliate companies (i.e., potential customers/clients that are “in the sales pipeline”).

On October 1, 2008, the Company orally agreed with Ms. Wright to have her remain as the Company’s Chief Financial Officer, Vice President-Finance, Treasurer and Secretary from October 1, 2008 through October 31, 2008.  As compensation for this additional employment, the Company will pay Ms. Wright $9,167.

•	Non-Equity Incentive Payments and Bonuses

The non-equity incentive payments of Messrs. Mark and David Dumouchel and Wayne Gunter are determined based on the formulas in their employment agreements as described above.  Income for purposes of the DAW Bonus Pool is calculated before income taxes and the management fees paid to us by D.A.W.

The named executive officers may also receive a bonus as may be determined from time to time by our Board of Directors in its sole discretion, which bonus would be based upon specific achievement within the fiscal year in which such compensation would be provided.  No discretionary bonuses were paid to any named executive officer for the fiscal years ended June 30, 2007 or 2008.

•	Stock Option Plans

We have two stock option plans under which employees, consultants and directors may be granted options to purchase shares of our common stock.  During the fiscal year ended June 30, 2008, each of Messrs. Mark and David Dumouchel and Wayne Gunter received options to acquire 12,000 shares of our common stock pursuant to their employment agreements, as described above.  Ms. Wright was granted options to acquire 12,000 shares of Company common stock at the discretion of our Board of Directors.  Those options are exercisable at $1.49 per share and vest in six equal installments on each of June 30, 2008, December 31, 2008, June 30, 2009, December 31, 2009, June 30, 2010 and December 31, 2010.

In addition, Mr. Mark Dumouchel received options to acquire an additional 12,000 shares of our common stock for their service as our director.  Those options are exercisable at $1.49 per share and vest in six equal installments on each of June 30, 2008, December 31, 2008, June 30, 2009, December 31, 2009, June 3, 2010 and December 31, 2010.  Mr. David Dumouchel received options to acquire an additional 8,000 shares of our common stock for their service as our director.  Those options are exercisable at $1.49 per share and vest in four equal installments on each of June 30, 2008, December 31, 2008, June 30, 2009 and December 31, 2009.

•	Severance Agreements

We do not have any severance agreements with its named executive officers other than those described above pursuant to the employment agreements with each such officer.

•	Retirement Plans

We sponsored 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code for eligible employees. Participants may elect to contribute up to 20% of their eligible compensation, as defined.  We match at the rate of 100% of the first 5% and 50% of the next 2%.

Outstanding Equity Awards at Fiscal Year-end

The following table shows information of all outstanding equity awards held by our named executive officers during fiscal year ended June 30, 2008:

	Number of shares underlying unexercised options
Name	Exercisable (#)	Unexercisable (#)		Option Exercise Price $	Option Expiration Date

Mark Dumouchel	4,000	-		2.44	03/21/14
	2,000	-		2.91	03/29/15
	2,000	10,000	(1)	1.49	02/03/18
	-	12,000	(2)	1.49	02/03/18
	8,000	22,000

David Dumouchel	2,000	-		3.38	08/09/08
	2,000	6,000	(3)	1.49	02/03/18
	-	12,000	(2)	1.49	02/03/18
	4,000	18,000

Wayne Gunter	-	12,000	(2)	1.49	02/03/18
	-	12,000

Karen Wright	6,000	-		6.44	10/24/09
	12,000	-		3.15	10/25/11
	35,000	-		1.71	12/05/12
	12,000	-		1.95	10/01/14
	4,000	-		1.88	06/24/17
	2,000	10,000	(1)	1.49	02/03/18
	71,000	10,000

1) These options are exercisable for 2,000 shares on each of 12/31/08, 06/30/09, 12/31/09, 06/30/10 and 12/31/10.

2) These options are exercisable for 12,000 shares on 02/04/09 as part of an employment agreement.

3) These options are exercisable for 2,000 shares on each of 12/31/08, 06/30/09 and 12/31/09.

Director Compensation

The following table shows information regarding compensation paid to directors who  are not named executive officers for the fiscal year ended June 30, 2008:

Name	Fees Earned or Paid Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Current directors*
Robert Landis	7,900	8,817	16,717
James Schweiger	9,100	8,020	17,120
Gerald Weston	7,400	8,020	15,420

Former directors*
Donald Lewis (2)	0	4,010	4,010
Kenneth Nyer (2)	0	6,897	6,897

*  Compensation paid to Messrs. David Dumouchel and Mark Dumouchel, who are current directors, and  Ms. Karen Wright, who served as a director until February 4, 2008, are included in the Summary Compensation Table above and, accordingly are not included in this table.

(1) Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) “Share-Based Payment”.  The options were granted in accordance with our Stock Option Plan with the fair value calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates as detailed in Note 2 to our audited financial statements for the fiscal year ended June 30, 2008, included in Item 8 in this annual report.

(2) Donald Lewis and Kenneth Nyer resigned from the Board of Directors on February 4,2008.

We have not paid any cash compensation to any person for serving as a director with the exception of the members of our Audit Committee, Compensation Committee and Stock Option Committee, which members receive (a) $600 each per telephone meeting of the Board of Directors or of a committee of the Board of Directors and (b) $1,000 each per in-person meeting of the Board of Directors or in-person meeting of a committee of the Board of Directors, with each Chairman receiving an additional 50% of the sum which he is to receive under (a) and (b) above with respect to each meeting.  With the exception of the amounts mentioned in the first sentence of this paragraph, we do not intend to compensate non-employee directors for serving as directors except to reimburse them for expenses incurred in connection with their service as directors and to issue automatic grants of non-qualified stock options pursuant to the 2002 Plan.  Directors who are employees receive no cash compensation for serving as directors; however, they are reimbursed for out-of-pocket expenses incurred in connection with their service as directors and are issued stock options pursuant to the 2002 Plan.  Pursuant to the 2002 Plan, our directors receive automatic grants of options for 4,000 shares of our common stock for each year served as a director, with 2,000 of such options vesting semi-annually each June 30th and December 31st, provided that the optionee is still serving as a director, as applicable, on such date.

ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth the number of shares of our voting stock that is beneficially owned as of October 3, 2008 by (i) owners of more than 5% of our voting stock, (ii) each director and named executive officer, identified in Item 11 of this annual report, and (iii) all our executive officers and directors as a group:

Name and address of beneficial owner	Amount and nature of [1] beneficial ownership	Percentage of Voting Power (%)

Samuel Nyer 698 Essex Street Bangor, ME 04401	1,320,774(2)	14.6

Michael and Lucille Curry 13 Water Street Holliston, MA 01746	919,565(3)	11.5
David Dumouchel 13 Water Street Holliston, MA 01746	921,565(4)	11.5

Mark Dumouchel 13 Water Street Holliston, MA 01746	927,566(5)	11.6

Wayne Gunter 13 Water Street Holliston, MA 01746	919,565(6)	11.5

Donato Mazzola 13 Water Street Holliston, MA 01746	925,965(7)	11.6

Robert J. Landis 1292 Hammond Street Bangor, Maine 04401	14,000(8)	*

James J. Schweiger 1843 Morning Sky Drive Winter Haven, FL 34787	34,000(9)	*

Gerald Weston 1292 Hammond Street Bangor, ME 04401	14,000(10)	*

Karen L. Wright 1292 Hammond Street Bangor, ME 04401	72,100(11)	*

All our directors and executive officers as a group (nine persons) * less than 1% of class	4,748,326 (3), (4), (5), (6), (7), (8), (9), (10) & (11)	58.4

(1)  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes any options and warrants which vest within 60 days of October 3, 2008, i.e., by December 1, 2008.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all voting securities beneficially owned by them.

(2) This information is as of February 8, 2008 and is based solely on a Form 4/A filed with the SEC on such date except for options to acquire 12,000 shares of common stock that expired since the date of such Form 4/A.  Includes 272,774 shares of common stock (of which 183,174 shares are  held by an affiliate of Mr. Nyer), 548,000 shares of common stock underlying options granted to Mr. Nyer pursuant to the 1993 Plan and the 2002 Plan.  Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer’s 1999 employment agreement, as amended.  All of Mr. Nyer’s 1,048,000 granted stock options are vested and currently exercisable.

(3)  Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock) and 119,565 shares of common stock. The Curry’s are married to one another and thus beneficially own, with the shared power to vote and shared power to dispose of, these securities.

(4)  Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock); 119,565 shares of common stock and 2,000 shares of common stock underlying options pursuant to the Plans.

(5)  Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock); 119,566 shares of common stock and 8,000 shares of common stock underlying options pursuant to the Plans.

(6)   Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock) and 119,565 shares of common stock.

(7)   Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock) and 119,965 shares of Common Stock and 6,000 shares of Common Stock underlying options pursuant to the Plans.

(8)  Consists of 14,000 shares of Common Stock underlying vested options granted pursuant to the Plans.

(9)  Consists of 34,000 shares of Common Stock underlying vested options granted pursuant to the Plans.

(10)  Consists of 14,000 shares of common stock underlying vested options granted pursuant to the Plans.

(11)   Includes 71,000 shares of common stock underlying vested options granted pursuant to the Plans and 1,100 shares of common stock held by an ADCO employee investment club by which Ms. Wright owns 220 shares.  The common stock held in the investment club is considered beneficially owned by Ms. Wright as she has voting and investment power over this stock.

Change of Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  As described in Item 1 of this annual report, we experienced a change of control in February 2008 as a result of a series of transactions.

Equity Compensation Plan Information Plan Category

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity Compensation plans approved by security holders[1]	974,000	$2.05	2,559,100
Equity compensation plans not approved by security holders[2]	703,320	5.14	0
Total	1,677,320	$3.35	2,599,100

 (1) Represents stock options granted under Nyer Medical Group, Inc.’s 1993 Plan and 2002 Plan.

(2) Represents:

•
stock options granted under the Business Development Consulting Agreement, dated October 1, 1999, between Nyer Medical Group, Inc. and Alliance Capital Resources, Inc., as amended by each of (i) the Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between the parties to the original document and (ii) the Stock Option Agreement, dated as of December 6, 2002, between the same such parties (collectively, the “Business Development Consulting Agreement”);

•	stock options granted under the Employment Agreement, dated as of October 25, 1999, between us and Samuel Nyer, as amended by the Stock Option Agreement, dated as of December 6, 2002, between the parties to the original document (collectively, the “Employment Agreement of Samuel Nyer”);

•	warrants issued under the Common Stock Purchase Warrant, dated April 15, 2005, by us in favor of Around the Clock Partners, LP (the “Around the Clock Warrants”); and

•
warrants issued under the Common Stock Purchase Warrant, dated April 15, 2005, by us in favor of High Yield Orange, Inc. (the “High Yield Orange Warrants”, together with the Around the Clock Warrants, collectively, the “Third Party Warrants”).

Business Development Consulting Agreement

With respect to equity compensation, this agreement provides our business and public relations consultant, Alliance Capital Resources, Inc., with 150,000 options, for shares of our common stock, which vested on October 1, 1999, with an exercise price of $1.71 per share.  The term of each such option is ten years and the agreement also provides the consultant with best effort registration rights with respect to any shares of common stock issuable upon the exercise of the options.  We have registered the shares underlying the options pursuant to a registration statement filed in March 2006.  Effective January 1, 2007, Alliance Capital Resources, Inc. resigned as our business and public relations consultant.  Pursuant to the agreement, the 150,000 options will expire if not exercised by January 1, 2009.  As of the date hereof, none of these options have been exercised.

Employment Agreement of Samuel Nyer

With respect to equity compensation, the 1999 Employment Agreement of Mr. Samuel Nyer, our former president, granted Mr. Nyer 500,000 non-qualified options to purchase our common stock at an exercise price of $6.437 per share, all of which are  currently vested.  The options expire in December 2012.  As of the date hereof, none of the options have been exercised.

Warrants to Certain Third Parties

Pursuant to the third party warrants we issued warrants to purchase 36,791 shares of common stock and 16,529 shares of our common stock at an exercise price of $2.60 per share, which warrants will expire April 15, 2010.  The exercise price of the third party warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like and for subsequent equity sales at a price less than the exercise price of the Third Party Warrants.  As of the date hereof, none of these warrants have been exercised.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons.

We are currently subject to a provision of the Florida General Corporation Law which restricts loans to affiliated parties and therefore we have not lent any further sums to its affiliates.

We did not have transactions with related persons during fiscal year ended June 30, 2008, nor any currently proposed transactions with related persons exceeding the amounts set forth in Item 404(d)(1)of Regulation S-K.

Director Independence

Applying the definition of independence provided under all applicable NASDAQ rules, each of Robert Landis, James Schweiger and Gerald Weston are independent members of our Board of Directors.  Such persons, who serve as the members of our Audit Committee, would also be independent for purposes of the Audit Committee rules of NASDAQ.  The following persons who are directors are not independent under NASDAQ rules for the following reasons: (a) Mark Dumouchel is one of our executive officers and an executive officer of D.A.W. and (b) David Dumouchel is an executive officer of D.A.W.

ITEM 14.  Principal Accountant Fees and Services

Our Audit Committee appointed Sweeney, Gates & Co. as our independent registered public accounting firm for our fiscal years ended June 30, 2008 and June 30, 2007.  The fees for services provided by Sweeney, Gates & Co. to us for the fiscal years ended June 30 were as follows:

	2008	2007
Audit Fees(1)	$143,145	$140,100
Audit-Related Fees(2)	3,550	5,100
Tax Fees(3)	21,789	26,000
All Other Fees(4)	0	0
Total Fees	$168,484	$171,200

(1)  Audit Fees include professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2008 and June 30, 2007, and for review of the financial statements included in our quarterly reports on Form 10-Q during the last two fiscal years.

(2)  Audit Related Fees include professional services rendered for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements.  Such services in June 30, 2008 were for research of accounting treatments and  June 30, 2007 were for attending an audit committee meeting and research of accounting treatments.

(3) Tax Fees include professional services rendered for tax compliance work, tax planning and tax advice.

(4) Sweeney, Gates & Co. did not provide us or our subsidiaries with any other services during the fiscal years ended June 30, 2008 and June 30, 2007, respectively.

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder).  The Audit Committee pre-approved all audit services and permitted non-audit services rendered by Sweeney, Gates & Co. in our fiscal years ended June 30, 2008 and June 30, 2007.  The pre-approval duty may be delegated to one or more designated members of the Audit Committee, with any such pre-approval reported to the Committee at its next regularly scheduled meeting.  Any such designated member(s) of the Committee shall also have the authority to approve non-audit services already commenced by the independent registered public accounting firm if (i) the aggregate amount of all such services provided constitutes no more than 5% of the total amount of revenues paid by us to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized by us at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Committee and approved by such designated member(s) prior to the completion of the audit.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a).  Financial Statements and Exhibits

(1).  FINANCIAL STATEMENTS

       Report of Independent Registered Public Accounting Firm
       Consolidated Balance Sheets as of June 30, 2008 and 2007
       Consolidated Statements of Operations for the years ended June 30, 2008 and 2007
       Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2008 and 2007
       Consolidated Statements of Cash Flows for the years ended June 30, 2008  and 2007
       Notes to Consolidated Financial Statements

(2).  FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the information required to be set forth therein in not applicable or is shown in the financial statements or notes thereto with the exception of:

(b).  Schedule II - Valuation and Qualifying Accounts and Reserves

3.1	Composite copy of Articles of Incorporation of the Company.**
3.2	Composite copy of Bylaws of the Company.**
4.1
Form of Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of Around the Clock Partners, LP. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2005.)

4.2
Form of Common Stock Purchase Warrant, dated April 15, 2005, by the Company in favor of High Yield Orange, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2005.)

4.3
Registration Rights Agreement, dated as of April 15, 2005, by and between the Company and the Purchasers thereto with attached schedules. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2005.)

10.1	1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 15, 1996.)*
10.2	Amendment to 1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2002.)*
10.3	Second Amendment to 1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2002.)*
10.4	Third Amendment to 1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.)*
10.5	2002 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.)*,**
10.6	Representative Form of 2002 Stock Option Plan Agreement.*,**
10.7	Stock Option Agreement, effective as of December 6, 2002, between the Company and Mr. Samuel Nyer. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.)*
10.8
Stock Option Agreement, effective as of December 6, 2002, between the Company and Alliance Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.)

10.9
Business Development Consulting Agreement, dated October 1, 1999, between the Company and Alliance Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2002.)

10.10
Addendum to the Business Development Consulting Agreement, dated October 1, 2000, between the Company and Alliance Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2002.)

10.11
2004 Addendum to the Business Development Consulting Agreement between Alliance Capital Resources, Inc. and the Company (not written). (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 18, 2004.)

10.12	Agreement, dated September 7, 2004, between KeyBank National Association and ADCO Surgical Supply, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 18, 2004.)
10.13
Agreement, dated October 6, 2004, between KeyBank National Association and ADCO Surgical Supply, Inc. - Promissory Note. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 18, 2004.)

10.14
Agreement, dated October 6, 2004, by the Company in favor of KeyBank National Association - Commercial Guaranty. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 18, 2004.)

10.15
Agreement, dated October 6, 2004, between KeyBank National Association and ADCO Surgical Supply, Inc. - Mortgage. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 18, 2004.)

10.16
Addendum to Agreement, dated October 31, 2005, between KeyBank National Association and ADCO Surgical Supply, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2005.)

10.17
Letter of Renewal, dated November 22, 2006, between KeyBank National Association and ADCO Surgical Supply, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 2006.)

10.18
Letter of Forbearance, dated November 30, 2007, from KeyBank National Association to ADCO Surgical Supply, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 5, 2007.)

10.19
Letter of Forbearance, dated February 28, 2008, from KeyBank National Association to ADCO Surgical Supply, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 3, 2008.)

10.20	Letter of Renewal, dated March 20, 2008, from KeyBank National Association to ADCO Surgical Supply, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 26, 2008.)
10.21
Employment Agreement by and between Karen L. Wright and the Company, dated June 25, 2007, effective July 1, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 29, 2007.)*

10.22
Amendment, dated March 31, 2008, to Employment Agreement by and between Karen L. Wright and the Company dated June 25, 2007, as amended by Letter Agreement dated February 4, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 4, 2008.)*

10.23
Supply Agreement, dated July 1, 2006, between McKesson Corporation and D.A.W., Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2006.)(Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

10.24
First Amendment to Supply Agreement, dated February 3, 2008, between McKesson Corporation and D.A.W., Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 20, 2008.)(Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

10.25
First Amended and Restated Agreement, dated as of December 20, 2007, by and among the Company, D.A.W., Inc, certain stockholders of D.A.W., Inc. and a stockholder of F.M.T. (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 17, 2007.)

10.26
Preferred Stock Purchase and Sale Agreement, dated as of December 20, 2007, by and among the Company, D.A.W., Inc. and the sellers named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 17, 2007.)

10.27
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Mark Dumouchel. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)*

10.28
Amendment to Employment Agreement, effective as of February 4, 2008, by and among the Company, D.A.W., Inc. and Mark Dumouchel. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 20, 2008.)*

10.29
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and David Dumouchel. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)*

10.30
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Wayne Gunter. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)*

10.31
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Donato Mazzola. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)*

10.32
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Michael Curry. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)*

10.33
Negotiable Promissory Note, dated February 4, 2008, made by the Company in favor of each of Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Lucille Curry.  (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)

10.34	Negotiable Promissory Note, dated February 4, 2008, made by the Company in favor of Samuel Nyer. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)
10.35	Representative Convertible Promissory Note.**
10.36	Summary of Director Compensation.*,**
14.1	The Company’s Code of Conduct and Ethics Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 18, 2004.)
21.1	Subsidiaries of the Company. **
23.1	Consent of Sweeney, Gates and Co. **
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. **
32.1	Section 1350 Certification of Chief Executive Officer.***
32.2	Section 1350 Certifications of Chief Financial Officer.***

__________________

*     This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.
**   Filed herewith.
*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 10, 2008.

NYER MEDICAL GROUP, INC.
By: /s/ Mark A. Dumouchel
Mark A. Dumouchel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dated indicated.

Signature	Title	Date
/s/ Mark A. Dumouchel Mark A. Dumouchel	President and Chief Executive Officer, Director	October 10, 2008
/s/ Karen L. Wright Karen L. Wright	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary	October 10, 2008
/s/ David Dumouchel David Dumouchel	Director	October 10, 2008
/s/ Robert J. Landis Robert J. Landis	Director	October 10, 2008
/s/ James Schweiger James Schweiger	Director	October 10, 2008
/s/ Gerald Weston Gerald Weston	Director	October 10, 2008