Form 10-Q
period 2008-09-30
NYER MEDICAL GROUP INC
filed 2008-11-14
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ___________________________

Commission File Number                                                      000-20175

NYER MEDICAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	01-0469607 (I.R.S. Employer Identification No.)

13 Water Street, Holliston, Massachusetts (Address of Principal Executive Offices)	01746 (Zip Code)

(508) 429-8506
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The number of the registrant’s shares of common stock outstanding as of November 13, 2008: 3,978,199

INDEX

Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets, September 30, 2008 and June 30, 2008	4
	Consolidated Statements of Operations, Three Months Ended September 30, 2008 and 2007	6
	Consolidated Statements of Cash Flows, Three Months Ended September 30, 2008 and 2007	7
	Selected Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T.	Controls and Procedures	21
PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	22
	Signatures	22

Certain statements contained in this report are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These statements are generally identified by the inclusion of phrases such as “we expect”, “we anticipate”, “we believe”, “we estimate” and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described under “Part I. Item 1. A. - Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

PART I – Financial Information
Item 1.  Financial Statements:
NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	June 30, 2008
	(Unaudited)
Current assets:
Cash	$407,707	$140,688
Accounts receivable, less allowance for doubtful accounts of $24,552 at September 30, 2008 and June 30, 2008, respectively	5,082,956	4,963,542
Inventories	7,757,827	7,405,315
Prepaid expenses and other current assets	218,235	308,461
Refundable income taxes	62,824	36,000
Current portion of deferred tax asset	199,000	194,000
Assets to be disposed of from discontinued operations	263,607	803,594

Total current assets	13,992,156	13,851,600

Property and equipment, net of accumulated depreciation	1,379,457	1,341,055

Goodwill	2,153,100	2,153,100
Other intangible assets	702,229	725,118
Long-term portion of deferred tax asset	379,000	444,000

Long-term portion of deferred tax asset from discontinued operations	70,000	70,000

	3,304,329	3,392,218

Total assets	$18,675,942	$18,584,873

  See accompanying notes to consolidated financial statements.

 NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008	June 30, 2008
	(Unaudited)
Current liabilities:

Current portion of long-term debt	$149,771	$183,958
Current portion of long-term debt, due related parties	230,000	230,000
Accounts payable	6,514,130	5,871,081
Accrued payroll and related taxes	668,867	615,483
Accrued expenses and other liabilities	352,968	442,802
Income taxes payable	38,180	35,955
Liabilities to be disposed of from discontinued operations	312,852	770,516

Total current liabilities	8,266,768	8,149,795

Long-term debt, net of current portion	239,167	256,667
Long-term debt, net of current portion, due related parties	1,623,333	1,643,333

Shareholders’ equity:
Series 2 Class B, Preferred stock	400,000	400,000
Common stock	398	398
Additional paid-in capital	17,792,362	17,770,328
Accumulated deficit	(9,646,086)	(9,635,648)

Total shareholder’ equity	8,546,674	8,535,078

Total liabilities and shareholders’ equity	$18,675,942	$18,584,873

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, (unaudited)

	For the three months ended
	September 30, 2008	September 30, 2007

Revenues:
Sales	$17,344,207	$16,221,025
Dispensing fees	905,426	720,932
Total revenues	18,249,633	16,941,957

Cost and expenses:
Cost of sales	13,475,295	12,849,541
Selling, general and administrative expenses	4,472,000	3,901,420
Depreciation and amortization	144,638	137,791
Total costs and expenses	18,091,933	16,888,752

Operating income	157,700	53,205

Other (expense) income:
Interest expense	(47,395)	(7,405)
Interest income	3,123	2,833
Other	2,119	1,521
Total expense	(42,153)	(3,051)

Income from continuing operations before income taxes and minority interest	115,547	50,154
Provision for income taxes	(60,200)	(34,780)
Minority interest expense, net of income taxes expense	-	(27,881)
Net income (loss) from continuing operations	55,347	(12,507)

Discontinued operations:
Loss from operations of discontinued operations, net of $9,100 and $11,450 income taxes benefit, September 30, 2008 and 2007, respectively	(17,667)	(22,282)
Loss on disposal, net of $24,800 income taxes benefit, September 30, 2008	(48,118)	-
Net Loss from discontinued operations	(65,785)	(22,282)

Net loss	$(10,438)	$(34,789)

Basic and diluted earnings (loss) per share
Continuing operations	$.01	$-
Discontinued operations	(.02)	(.01)
Basic and diluted loss per share	$(.01)	$(.01)

Weighted average common shares outstanding, basic and diluted	3,978,199	3,978,199

See accompanying notes to the consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited)

	For the three months ended
	September 30, 2008	September 30, 2007

Cash flows from continuing operating activities:

Net loss from continuing operations	$(10,438)	$(34,789)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	121,749	103,502
Amortization	22,889	34,289
Stock-based compensation expense	22,034	13,357
Deferred income tax	46,000	42,000
Minority interest	-	27,881
Changes in working capital	(51,815)	(80,259)
Net cash flows provided by operating activities from continuing operations	150,419	105,981

Cash flows used in continuing investing activities:

Acquisition of pharmacy	-	(552,115)
Purchase of property and equipment	(160,151)	(58,300)

Net cash flows used in investing activities	(160,151)	(610,415)

Cash flows used in financing activities:

Payments of long-term debt	(71,687)	(46,186)
Net cash flows used in financing activities	(71,687)	(46,186)

Cash flows provided by discontinued activities:
Cash flows from operating activities	348,438	106,800
Cash flows used in investing activities	-	(596)
Cash flows provided by financing activities:	-	65,000
Cash flows provided by discontinued operations	348,438	171,204
Net increase (decrease) in cash	267,019	(379,416)
Cash at beginning of period	140,688	1,135,677

Cash at end of period	$407,707	$756,261

  See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, (unaudited), continued

	For the three months ended
	September 30, 2008	September 30, 2007
Changes in working capital:

Accounts receivable	$(119,414)	$322,318
Inventories	(604,627)	(145,444)
Prepaid expenses and other current assets	90,226	10,255
Refundable income taxes	(26,824)	(80,115)
Accounts payable	643,049	24,536
Accrued payroll and related taxes	53,384	(12,404)
Accrued expenses and other liabilities	(89,834)	(131,960)
Income tax payable	2,225	(67,445)
Net change	$(51,815)	$(80,259)

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$47,087	$6,950
Income taxes	$28,796	$128,892

Supplemental disclosure of non-cash investing and financing activities:

The acquisition of a pharmacy in July 2007:

Inventory	$252,115
Property, plant and equipment	19,945
Prescription lists	280,055
Cash paid for acquisition	$552,115

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

It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2008.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 162.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of the following: objectives for using derivative instruments in terms of underlying risk and accounting designation, the fair values of derivative instruments and their gains and losses in a tabular format, and information about credit-risk-related contingent features. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 141.

2.       Stock Based Compensation

The Company accounts for share-based payments as compensation expense at the fair value of the options.

As a result, the Company recorded stock based compensation expenses of $22,034 and $13,357 for the three months ended September 30, 2008 and 2007, respectively.

3.       Other intangible assets

The following is a summary of other intangible assets:

September 30, 2008	Amortization Period (years)	Cost	Accumulated Amortization	Net
Prescription lists	7.6	$1,031,555	$329,326	$702,229

June 30, 2008	Amortization Period (years)	Cost	Accumulated Amortization	Net
Prescription lists	7.9	$1,031,555	$306,437	$725,118
Non-compete agreements	-	340,000	340,000	-
Totals		$1,371,555	$646,437	$725,118

Amortization expense was $22,889 and $34,289 for the three months ended September 30, 2008 and 2007, respectively.

Based on the balance of intangible assets at September 30, 2008, the remaining amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization amount
2009	$66,266
2010	89,155
2011	89,155
2012	87,048
2013	82,489
Thereafter	288,116

Total	$702,229

4.       Notes payable and related parties

As of September 30, 2008, notes payable were:

	September 30, 2008	June 30, 2008
Related parties:
Long-term debt, convertible notes	$1,500,000	$1,500,000
Long-term debt, shareholder	353,333	373,333
	1,853,333	1,873,333
Less current portion	230,000	230,000
Long term portion	$1,623,333	$1,643,333

Other:
Long-term debt, former shareholder	$309,167	$326,667
Long-term debt, pharmacy acquisition	79,771	113,958
	388,938	440,625

Less current portion	149,771	183,958
Long term portion	$239,167	$256,667

In February 2008, Convertible Notes were issued to the former minority shareholders of one of the Company’s now wholly-owned subsidiaries (the “Minority Shareholders”) in the amount of $1,500,000. The Convertible Notes bear interest at the rate of 8% per annum, are due on February 4, 2011. After February 4, 2009 (the first anniversary of the transaction), any of the former Minority Shareholders can convert all or any portion of their allocable payment of the Note into shares of the Company’s common stock at an initial conversion price of $1.84 per share.  They can also redeem for cash. The former minority shareholders have indicated that they do not intend to redeem the Convertible Notes until after October 1, 2009.

In February 2008, a promissory note was issued to Mr. Samuel Nyer in the amount of $400,000 for the purchase of the Company’s 2,000 shares of Class A Preferred Stock and 1,000 shares of Class B Preferred Stock, Series 1.  The note is payable in equal monthly installments of $6,667 plus interest on the unpaid balance at 7%.  The note matures in February 2013.

In February 2008, a promissory note was issued to the former Minority Shareholders in the amount of $350,000. The note is payable in equal monthly installments of $5,833 plus 7% interest on the unpaid balance and matures in February 2013. The note was assigned by the Minority Shareholders to Nyle International Corp on February 4, 2008 as consideration for their purchase of common stock of the Company owned by Nyle.

The Company also had an outstanding note payable for an acquisition of a pharmacy, payable in equal monthly installments of $4,000 plus interest on the unpaid balance at 5%. The note matured in April 2008 and was collateralized by pharmacy inventory.

The Company also has outstanding a note payable for an acquisition of a pharmacy, payable in equal monthly installments of $11,396 plus interest on the unpaid balance at 6%. The note matures in March 2009.

5.       Discontinued operations

Through September 24, 2008, the Company operated a medical and surgical equipment and supplies segment, ADCO Surgical Supply, Inc. (“ADCO”). ADCO engaged in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England and the Internet. On September 24, 2008, the Company sold certain assets and liabilities of ADCO. A loss was recognized from discontinued operations of $17,667 and loss on disposal of certain assets and liabilities of $48,118 was recognized. ADCO retained its building and land and its line of credit of $300,000, which has been maximized. The Company granted the purchaser of ADCO’s assets an option to purchase the building and land.  As such, the Company does not anticipate a loss on the sale of ADCO.

In June 2008, the Company sold ADCO South Medical Supplies, Inc. (“ADCO South”). ADCO South engaged in the wholesale selling of medical equipment and surgical supplies throughout Florida.  A loss was recognized on the sale of ADCO South of $3,848.

Both of these entities have been reflected as discontinued operations.

The following table shows assets and liabilities for discontinued operations at:

	September 30, 2008	June 30, 2008

Cash	$2,922	$33,293
Accounts receivable, net	-	197,860
Inventories	-	279,208
Prepaid expenses and other current assets	60,770	12,828
Current portion of deferred tax asset	87,000	73,000
Fixed assets, net	112,915	120,942
Goodwill, net	-	86,463
Long-term portion of deferred tax asset	70,000	70,000

Total assets	$333,607	$873,594

Line of credit	$300,000	$300,000
Accounts payable	-	422,573
Accrued payroll and related taxes	-	20,913
Accrued expenses and other liabilities	12,852	27,030

Total current liabilities	$312,852	$770,516

The following income statement is for discontinued operations at:

	September 30, 2008	September 30, 2007

Sales	$455,767	$1,160,720
Costs and expenses:
Costs of sales	307,072	807,344
Selling general and administrative expenses	174,104	375,154
Depreciation and amortization	1,280	13,091
Total costs and expenses	482,456	1,195,589
Operating loss	(26,689)	(34,869)
Other (expense) income:
Interest expense	(578)	-
Interest income	-	1,137
Loss on disposal	(72,918)	-
Other	500	-
Total (expense) income	(72,996)	1,137
Loss from operations of discontinued operations	(99,685)	(33,732)
Benefit for income taxes	33,900	11,450
Net loss	$(65,785)	$(22,282)

Because the operations of ADCO are classified as discontinued operations on the Company’s consolidated statements of operations, pro forma revenues, net income (loss) and basic and diluted earnings (loss) per share that give effect to the sale of certain operating assets and liabilities of ADCO as if such sale had occurred at July 1, 2008 and 2007 are already reflected in Total Revenues, Net Income (Loss) from Continuing Operations and Basic and Diluted Earnings (Loss) Per Share-Continuing Operations on the Company's consolidated statements of operations.

6.       Shareholders’ equity

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

At any time, the holders of the Series 2 Stock may convert their shares into common stock upon the Company’s (i) consolidation with or merger into any other person (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company subject to certain conditions described below, which may be waived by the holders of at least a majority of the Series 2 Stock when outstanding. The Series 2 Stock will convert to shares of common stock on February 4, 2011.

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

At September 30, 2008, the Company has outstanding 150,000 stock options that were granted in 1999 to a third party in connection with consulting services. The consultant resigned effective January 1, 2007. The options are exercisable at $1.71 per share and expire in January 2009. The options have registration rights with respect to any shares of common stock issuable upon exercise. No options have been exercised as of September 30, 2008.

7.           Stock options plans

The Company has two stock option plans under which employees, consultants and directors have been granted options to purchase shares of the Company’s common stock. The 1993 Stock Option Plan (the “1993 Plan”) was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company (the “2002 Plan”) and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 Plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Plan automatic options vest semi-annually to all directors and certain officers and expire no later ten years from the date of grant. Except with respect to certain incentive stock options (“ISOs”), options under the 1993 Plan expire 10 years from the date of grant. Under the 1999 Plan, except for ISOs and non-qualified options, which are not non-discretionary options (as such term is used in the 1993 Plan), the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 Plan. Under the 2002 Plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 Plan) of the common stock of the Company on the date of the grant.

At September 30, 2008, summarized stock options were:

	Outstanding stock options			Exercisable stock options
Exercise price range	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average remaining contractual life	Weighted average exercise price
$1.29-$1.95	796,000	6.7	$1.48	700,000	6.7	$1.70
$2.10-$3.52	120,000	4.7	$4.02	116,000	4.7	$2.73
$4.75-$6.50	558,000	1.8	$6.37	558,000	1.8	$6.37
	1,474,000			1,374,000

At September 30, summarized changes in common stock options were:

	2008		2007
	Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price

Outstanding at June 30:	1,488,000	$3.54	1,471,600	$3.72
Cancelled	(14,000)	3.38	(63,600)	5.05

Outstanding at September 30:	1,474,000	$3.54	1,408,000	$3.66

There were no grants for the three months ended September 30, 2008 and 2007, respectively.

The Company recorded stock based compensation expense of $22,034 and $13,357 for the three months ended September 30, 2008 and 2007, respectively.  Unrecognized compensation cost to be recognized in the future for unvested stock option grants at September 30, 2008 is $52,632.

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2008	September 30, 2007
Risk-free Interest	3.6%	3.7%
Dividend yield	0%	0%
Expected volatility	91%	102%
Expected life (years)	5	5

8.       Earnings per share

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted loss per shares:

	Three months ended September 30
	2008	2007
Stock options	1,677,320	1,611,320
Convertible notes	815,217	-
Convertible preferred stock	218,000	-
	2,710,537	1,611,320

9.       Contingencies

Legal proceedings

In the ordinary course of business, we may become involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding that would have a material effect on operating results.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2008 and 2007. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended September 30, 2008 and 2007, included herein, and for the year ended June 30, 2008, included in our Annual Report on Form 10-K for the year ended June 30, 2008.

Net Revenues

	2008	2007	% Increase
Pharmacy	$17,344,207	$16,221,025	6.9
Dispensing Fees	905,426	720,932	25.6
	$18,249,633	$16,941,957	7.7

Total revenues increased $1.3 million to $18.2 million or 7.7% for the three months ended September 30, 2008 as compared to $16.9 million for the three months ended September 30, 2007. The main reason was due to the addition of three new pharmacies in December 2007, February 2008 and July 2008.  Revenue was flat at stores open more than one year due to our decision to transfer accounts with approximately $.9 million in revenue to two of the newly opened pharmacies.  The transfer was done to group certain specialized accounts together in order to achieve efficiencies in the dispensing process.  If the effect of the business transfer is taken into account, comparable revenue was up 5.3%.  The number of prescriptions dispensed at locations open more than one year increased 11%.  The number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of total number of prescriptions dispensed. Generic medications typically have a lower selling price than brand name medications. We recognize revenue both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through the dispensing of prescriptions with inventory owned by Federally Qualified Health Centers (“FQHCs”) pursuant to pharmacy management services contracts entered into between us and various FQHCs.

The pharmacy sales (revenues other than dispensing fees) increased $1.1 million to $17.3 million or 6.9% for the three months ended September 30, 2008 as compared to $16.2 million for the three months ended September 30, 2007. The increase was attributable to the opening of the three new pharmacies. Sales were flat at stores open more than one year due to our decision to transfer accounts with approximately $765,000 in sales to two of the newly opened pharmacies.  If the effect of the business transfer is taken into account, comparable sales were up 4.4%.

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

Dispensing fee revenue increased $184,000 to $905,000 or 25.6% for the three months ended September 30, 2008 as compared to $721,000 for the three months ended September 30, 2007.  The increase can be attributed to an expanded number of and increased demand for covered medications effectuated during the fiscal year by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with us and marketing initiatives targeting the patients of the FQHCs.

Gross Profit Margins.  Pharmacy gross profit margins were 22.3% for the three months ended September 30, 2008 as compared to 20.8% for the three months ended September 30, 2007.  Dispensing fees were not included in the calculation as no cost of sales are estimatable for dispensing fees.

The following is a table of Pharmacy gross profit margin percentages for the three months ended September 30:

2008	2007	% Increase
22.3	20.8	7.2

The increase in gross profit margins was due to increased purchase volume discounts as well as increased dispensing of generic medications that carry higher gross profit margins. Each helped to offset declining insurance reimbursements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“S,G&A”) increased $570,580 to $4,472,000 or 14.6% for the three months ended September 30, 2008 as compared to $3,901,420 for the three months ended September 30, 2007.

The following table shows the breakdown for the three months ended September 30:

2008	2007	% Increase
$4,472,000	$3,901,420	14.6

S,G&A at the pharmacies increased $631,000 to $4.3 million or 17.1% for the three months ended September 30, 2008 as compared to $3.7 million for the three months ended September 30, 2007. The pharmacies’ increase was primarily due to increased payroll costs of approximately $618,000. Labor costs at stores opened more than one year increased $277,000 due to market pressures on salary and benefit packages for pharmacists.  Labor costs at the three newly opened pharmacies aggregated $313,000.  The new pharmacies also added approximately $67,000 in additional overhead.  The increase (in non-labor costs) was due primarily to increases in rent and utility expense as well as store supply expense.

Corporate overhead decreased approximately $60,000 to $161,000 or 27.1% for the three months ended September 30, 2008 as compared to $221,000 for the three months ended September 30, 2007 due mainly to the elimination of: fees paid to the minority shareholders for an extension of $99,990 and investment banker and capital raising expense of $28,016. These decreases were partially offset by increases in legal expenses of $39,000; salaries of $16,000, stock option expense of $9,000 and public relations expense of $7,000.

Interest Expense: Interest expense increased by $39,990 to $47,395 or 540% for the three months ended September 30, 2008 as compared to $7,405 for the three months ended September 30, 2007.

The following table shows the breakdown of interest expense for the three months ended September 30:

2008	2007	% Increase
$47,395	$7,405	540.0

The pharmacies’ interest expense decreased $2,476 to $1,453 or 63% for the three months ended September 30, 2008 as compared to $3,929 for the three months ended September 30, 2007 due to pay down on interest bearing notes.

Corporate interest expense increased $42,466 or 1,221.7% for the three months ended September 30, 2008 as compared to $3,476 for the three months ended September 30, 2007, due to interest on notes issued in connection with the February 2008 purchase of the remaining 20% of D.A.W., Inc., our now wholly owned pharmacy subsidiary (“D.A.W.”).

Income Tax Expense.  Income tax expense decreased by $5,610 to $17,720 or 24% for the three months ended September 30, 2008 as compared to $23,330 for the three months ended September 30, 2007.

The following table shows income taxes for the three months ended September 30:

	2008	2007	% (Increase) decrease
Pharmacy	$100,000	$105,200	(4.9)
Corporate	(39,800)	(70,420)	43.5
	60,200	34,780	73.1
Discontinued operations	(33,900)	(11,450)	(196.1)

	$26,300	$23,330	(24.0)

The pharmacies income tax expense decreased by $5,200 to $100,000 or 4.9% for the three months ended September 30, as compared to $105,200 for the three months ended September 30, 2007 due to less net income.

Corporate tax benefit decreased by $30,620 to $39,800 or 43.5% for the three months ended September 30, 2008 as compared to $70,420 for the three months ended September 30, 2007 due to decreased expenses mainly related to the buyout of the 20% interest in D.A.W.

The discontinued operations’ tax benefit increased by $22,450 to $33,900 or 196.1% for the three months ended September 30, 2008 as compared to $11,450 for the three months ended September 30, 2007, mainly due to the loss on disposal of certain assets and liabilities of our medical discontinued operation.

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations was $150,419 for the three months ended September 30, 2008 as compared to $105,981 for the three months ended September 30, 2007. Cash was used to fund operations for the medical and corporate operations.

Net cash used in investing activities was $160,151 for the three months ended September 30, 2008 as compared $610,415 the three months ended September 30, 2007.  The cash used was to fund the purchase of property and equipment.

Net cash used in financing activities was $71,687 for the three months ended September 30, 2008 and consisted of repayment of long-term debt, as compared to $46,186 the three months ended September 30, 2007.

Our primary source of liquidity is cash provided from operations.  Our principal uses of cash are: acquisitions, capital expenditures and repayment of debt.

Cash.  At September 30, 2008, cash was $407,707 as compared to $140,688 at June 30, 2008 due to increased collections on accounts receivables and increased revenues.

Asset security interest.  The pharmacy has an agreement with its major supplier to purchase pharmaceuticals.  This agreement terminates January 31, 2012.  Payment for merchandise delivered is secured by a first primary interest in all assets of D.A.W.

Accounts receivable.  At September 30, 2008, we had net accounts receivable of $5,082,956 as compared to $4,963,542 at June 30, 2008.   Accounts receivable increased due to increased sales from the pharmacies.

Debt.  At September 30, 2008, debt was $2,242,271 as compared to $2,313,958 at June 30, 2008. Our debt has decreased due to the payments made on long-term debt.

Line of Credit. In October 2004, our discontinued operation, ADCO, obtained a $300,000 line of credit which is collateralized by property owned by ADCO and guaranteed by us.  The interest rate for the line of credit is the Wall Street Journal Prime Rate.  Repayment of the line of credit is in monthly payments of interest only, with the principal being due at maturity, unless renewed.  The line of credit expires November 30, 2008.  We intend to renew the line of credit.  As of the date of this report, we have drawn $300,000 on the line of credit.  The line of credit is classified in the Liabilities to be disposed of from discontinued operations on our balance sheet.

Please note that we do not have any interest bearing investments. The difference between the Company’s carrying amount and fair value of its long-term debt was immaterial at September 30, 2008.

Item 4A(T).   Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

For the Period Ended (2008)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (shares)
July 1-31	0	$-	0	148,000
August 1-31	0	$-	0	148,000
September 1-30	0	$-	0	148,000

On May 12, 2003, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company’s outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated.

Item 6.  Exhibits

Exhibit 10.1
Purchase Agreement among ADCO Surgical Supply, Inc., ADCO South Medical Supplies, Inc. and Anand Patel entered into on September 25, 2009 (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2008).

Exhibit 31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Actof 1934 by President, Chief Executive Officer and acting Principal Financial Officer (filed herewith).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President, Chief Executive Officer and acting Principal Financial Officer (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYER MEDICAL GROUP, INC.
Registrant

By: /s/ Mark Dumouchel

Name: Mark Dumouchel
Title: President and Chief Executive Officer
(Principal Executive Officer and acting Principal Financial Officer)
Date:  November 14, 2008