Form 10-Q
period 2008-12-31
NYER MEDICAL GROUP INC
filed 2009-02-17
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ___________________________

Commission File Number         000-20175

NYER MEDICAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	01-0469607
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

13 Water Street, Holliston, Massachusetts	01746
(Address of Principal Executive Offices)	(Zip Code)

(508) 429-8506
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐       No ☒

The number of the registrant’s shares of common stock outstanding as of February 10, 2009:   3,978,199.

INDEX

		Page No.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2008, (unaudited) and June 30, 2008	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2008 and 2007	4
	Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2008 and 2007	5
	Selected Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	21
	Signatures	21

PART I—Financial Information
Item 1. Financial Statements
NYER MEDICAL GROUP, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash	$474,874	$140,688
Accounts receivable, net of allowance for doubtful
accounts of $24,552 at December 31 and June 30, 2008	5,592,505	4,837,721
Inventories	7,305,770	7,405,315
Prepaid expenses and other current assets	127,507	308,461
Refundable income taxes	62,824	36,000
Current portion of deferred tax assets	199,000	194,000
Assets to be disposed of from discontinued operations	380,363	929,415
Total current assets	14,142,843	13,851,600
Property and equipment, net	1,351,436	1,341,055
Goodwill	2,153,100	2,153,100
Other intangibles	669,872	725,118
Long-term portion of deferred tax assets	379,000	444,000
Long-term portion of deferred tax assets from discontinued operations	70,000	70,000
Total assets	$18,766,251	$18,584,873
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$115,583	$183,958
Current portion of long-term debt due related parties	230,000	230,000
Accounts payable	6,363,309	5,726,820
Accrued payroll and related taxes	627,261	608,209
Accrued expenses and other current liabilities	240,243	442,802
Income taxes payable	190,854	35,955
Liabilities to be disposed of from discontinued operations	381,530	922,051
Total current liabilities	8,148,780	8,149,795
Long-term debt, net of current portion	221,667	256,667
Long-term debt, net of current portion, due related parties	1,603,333	1,643,333
Total liabilities	9,973,780	10,049,795
Shareholders' equity:
Preferred stock, Class A, $0.001 par value, 500,000 shares; none	-	-
outstanding
Preferred stock, Class B, $0.001 par value, 2,500,000 shares authorized;
2,500 shares designated Series 1 Class B; none outstanding	-	-
2,000 shares designated convertible Series 2 Class B; 2,000 shares
issued and outstanding at December 31 and June 30, 2008	400,000	400,000
Common stock, $0.0001 par value, 25,000,000 shares authorized;
3,978,199 shares issued and outstanding at December 31 and
June 30, 2008;	398	398
Additional paid-in capital	17,813,450	17,770,328
Accumulated deficit	(9,421,377)	(9,635,648)
Total shareholders' equity	8,792,471	8,535,078
Total liabilities and shareholders' equity	$18,766,251	$18,584,873

See accompanying selected notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Operations (unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
Net revenues:
Sales	$17,446,053	$16,369,382	$34,165,135	$31,925,502
Dispensing fees	1,540,716	776,828	2,446,142	1,497,760
Total net revenues	18,986,769	17,146,210	36,611,277	33,423,262
Cost and expenses:
Cost of sales	13,990,704	12,744,559	26,964,744	25,054,395
Selling, general and administrative expenses	4,933,177	4,600,270	9,306,182	8,425,900
Depreciation and amortization	134,689	134,835	279,327	272,626
Total costs and expenses	19,058,570	17,479,664	36,550,253	33,752,921
Income (loss) from operations	(71,801)	(333,454)	61,024	(329,659)
Other income (expense):
Interest expense	(44,774)	(8,522)	(92,169)	(15,927)
Interest income	1,280	4,002	4,403	6,835
Other income	4,672	15,370	6,791	16,891
Total other income (expense), net	(38,822)	10,850	(80,975)	7,799
Loss from continuing operations before
provision for income taxes and minority interest	(110,623)	(322,604)	(19,951)	(321,860)
Benefit for income taxes	58,083	97,730	8,579	84,196
Minority interest expense, net of income taxes	-	(10,253)	-	(38,134)
Loss from continuing operations	(52,540)	(235,127)	(11,372)	(275,798)
Discontinued operations:
Loss from discontinued operations, net of $4,240, $22,849,
$2,647, and $13,053 income tax benefit, for the three
and six months ended December 31, 2008 and 2007,
respectively	(7,751)	(45,524)	(11,236)	(39,643)
Gain on disposal, net of $215,000, $116,000, $190,203, and
$116,000 income taxes for the three and six months
ended December 31, 2008 and 2007, respectively	285,000	182,628	236,879	182,628
Net gain from discontinued operations	277,249	137,104	225,643	142,985
Net income (loss)	$224,709	$(98,023)	$214,271	$(132,813)

Basic earnings per share:
Basic loss per share, continuing operations	$(0.01)	$(0.06)	$-	$(0.07)
Basic income per share, discontinued operations	0.07	0.04	0.05	0.04
Basic income (loss) per share	$0.06	$(0.02)	$0.05	$(0.03)
Diluted earnings per share:
Diluted loss per share, continuing operations	$(0.01)	$(0.06)	$0.00	$(0.07)
Diluted income per share, discontinued operations	0.06	0.04	0.05	0.04
Diluted income (loss) per share	$0.05	$(0.02)	$0.05	$(0.03)

Shares used in computing earnings (loss) per share:
Basic	3,978,199	3,978,199	3,978,199	3,978,199
Diluted	5,011,416	3,978,199	5,011,416	3,978,199

See accompanying selected notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	December 31,
	2008	2007
Operating activities:
Net loss from continuing operations	$(11,372)	$(275,798)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	234,749	204,048
Amortization	44,578	68,578
Stock-based compensation expense	43,122	25,190
Deferred income taxes	60,000	(144,000)
Minority interest	-	38,134
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivable	(754,784)	(286,779)
Inventories	(326,815)	(601,080)
Prepaid expenses and other current assets	180,954	83,616
Refundable income taxes	(26,824)	(35,695)
Accounts payable	636,489	2,260,105
Accrued expenses and other current liabilities	(183,507)	(215,741)
Income taxes payable	154,899	(67,445)
Net cash provided by operating activities	51,489	1,053,133
Investing activities:
Acquisition of pharmacy, net of cash	-	(552,115)
Purchase of property and equipment, net	(245,130)	(229,370)
Net cash used in investing activities	(245,130)	(781,485)
Financing activities:
Payments on long-term debt	(143,375)	(92,373)
Net cash used in financing activities	(143,375)	(92,373)
Net cash (used in) provided by continuing operations	(337,016)	179,275
Cash flows from discontinued operations:
Operating activities:
Net gain from discontinued operations	225,643	142,985
Adjustments to reconcile net gain from discontinued operations to net cash provided by operating activities:
Gain on sale of pharmacy	(500,000)	-
Depreciation and amortization	10,668	25,143
Deferred income taxes	-	49,000
Other	8,531	(8,432)
Net cash provided by (used in) operating activities	(255,158)	208,696
Investing activities:
Proceeds from sale of pharmacy	926,360	-
Financing activities:
Borrowings on line of credit	-	140,000
Net cash provided by discontinued operations	671,202	348,696
Net increase in cash	334,186	527,971
Cash at beginning of period	140,688	1,135,677
Cash at end of period	$474,874	$1,663,648

See accompanying selected notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principals generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated.

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

Fair value of Financial Instruments

The carrying values of accounts receivable, accounts payables, and debt approximate their fair values.  The carrying values and estimated fair values for long-term debt based on quoted market rates of financial instruments were approximately the same.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is in the process of evaluating the potential effect of adoption of SFAS No. 162 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and on a retroactive basis.  The Company is evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations.  The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.

2.	Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company’s policy is to evaluate goodwill for impairment on an annual basis during the fourth quarter of its fiscal year or more frequently if events or circumstances occur that would indicate a reduction in the fair value of the Company.  Goodwill impairment is determined using a two-step process.  The first step of the process is to identify potential impairment by comparing the Company’s fair value with its net book value (or carrying value).  If the fair value of the Company exceeds its carrying amount, the Company’s goodwill is not considered to be impaired and the second step of the impairment test is not performed.  If the carrying amount of the Company’s goodwill exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the Company’s goodwill with the carrying amount.  If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

On December 31, 2008, the Company performed an interim goodwill impairment test.  The carrying value of the Company’s net assets was $8,792,471; and the market capitalization of the Company’s outstanding shares, assuming conversion of outstanding preferred shares, was $3,776,579.

The Company calculated the estimated fair value of the Company as of December 31, 2008, as that amount that would be received to sell the Company as a whole on December 31, 2008.  It arrived at the estimated fair value by preparing a discounted cash flow using updated forward-looking projections of the Company’s estimated future operating results.  Based on the results of the discounted cash flow analysis, the Company has concluded that the Company’s fair value exceeds its carrying value as of December 31, 2008, and that goodwill is not impaired.  The recent sale of Company’s Topsfield store in December 2008 supports the conclusion that the Company’s fair value exceeds its carrying value as of December 31, 2008.

The Company has concluded that the market value of the Company’s common stock as of December 31, 2008, is not an indication of the Company’s market value due to the fact that it is very thinly traded and that the implied fair value test is a more accurate indication of whether or not there has been an impairment of goodwill.  Inherent in such fair value determinations are certain judgment and estimates, including the interpretation of economic indicators and market valuations and assumptions about the Company’s strategic plans.  To the extent that its strategic plans change or that economic and market conditions worsen, it is possible that its conclusion regarding goodwill impairment could change and result in a material effect on financial position and results of operations of the Company.

The following is a summary of other intangible assets:

		December 31, 2008			June 30, 2008
	Amortization	Gross			Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Value	Amortization	Value	Value	Amortization	Value
Prescription lists	7.6	$1,031,555	$361,683	$669,872	$1,031,555	$306,437	$725,118

Amortization expense was $32,357 and $34,289 for the three months ended December 31, 2008 and 2007, respectively; and $55,246 and $68,578 for the six months ended December 31, 2008 and 2007, respectively.

Based on the balance of intangible assets as of December 31, 2008, the remaining amortization expense for the remainder of fiscal 2009 and each of the succeeding five years is estimated to be as follows:

Amortization
Year	Amount
2009 (remaining 6 months)	$43,911
2010	73,819
2011	73,819
2012	71,713
2013	67,153
2014	67,153
Thereafter	272,304
Total	$669,872

3.	Indebtedness and Related Parties

	December 31,	June 30,
	2008	2008
Related parties:
Convertible notes	$1,500,000	$1,500,000
Note payable, shareholder	333,333	373,333
	1,833,333	1,873,333
Less current portion of debt due related parties	230,000	230,000
Long-term portion of debt due related parties	$1,603,333	$1,643,333

Other debt:
Note payable, former shareholder	$291,667	$326,667
Note payable, pharmacy acquisition	45,583	113,958
	337,250	440,625
Less current portion of debt	115,583	183,958
Long-term portion of debt	$221,667	$256,667

The holders of the convertible notes have indicated that they do not intend to redeem the convertible notes until after January 1, 2010.

In October 2004, the Company’s discontinued operation, ADCO Surgical Supply, Inc. (“ADCO”), obtained a $300,000 line of credit which is collateralized by land and a building not sold with the rest of ADCO’s assets owned by ADCO and guaranteed by the Company.  Borrowings under this line bear interest at the Wall Street Journal prime rate.  Repayment of the line of credit is in monthly payments of interest only, with the principal being due at maturity, unless renewed.   This credit agreement will expire on March 1, 2009, and the Company is in the process of renewing it.  As of December 31, 2008, borrowings outstanding against the line of credit were $300,000 and are classified in the liabilities to be disposed of from discontinued operations on the Company’s balance sheet.

4.	Discontinued Operations

In December 2008, the Company sold the inventory and prescription lists of its Topsfield, Massachusetts, store (“Topsfield”) to CVS Pharmacy L.L.C. (“CVS”).  In conjunction with this sale, the Company also entered into a non-compete agreement with CVS, whereby it has agreed not to compete for three years within a 10-mile radius of the CVS’ store located in Danvers, Massachusetts, excluding two currently operating Eaton Apothecary pharmacies.  A gain of $500,000 was recognized on the sale of Topsfield.

In September 2008, the Company sold certain assets and liabilities of ADCO, a medical and surgical equipment and supplies company engaged in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England and the Internet. A loss was recognized from discontinued operations of $17,667 and a loss on disposal of certain assets and liabilities of $48,118 was recognized. The Company retained ADCO’s building and land and its line of credit of $300,000, which has been fully utilized.  The buyer of ADCO’s assets had an option to purchase the building and land that was not exercised and expired on January 31, 2009.   In connection with this sale, the Company received a $50,000 note receivable that was payable January 31, 2009.  The Company and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  The Company is unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

In June 2008, the Company sold ADCO South Medical Supplies, Inc. (“ADCO South”). ADCO South engaged in the wholesale selling of medical equipment and surgical supplies throughout Florida.  A loss was recognized on the sale of ADCO South of $3,848.

Effective July 1, 2007, the Company’s consolidated financial statements have been reclassified to reflect these businesses as discontinued operations in accordance with SFAS No.144, Accounting for Disposal or Impairment of Long-lived Assets. The following table shows the assets and liabilities for the discontinued operations:

	December 31,	June 30,
	2008	2008
Cash	$-	$33,293
Accounts receivable, net	131,362	323,681
Inventories	-	279,208
Prepaid expenses and other current assets	50,000	12,828
Current portion of deferred tax assets	87,000	73,000
Property and equipment, net	112,001	120,942
Goodwill	-	86,463
Long-term portion of deferred tax assets	70,000	70,000
Total assets	$450,363	$999,415

Line of credit	$300,000	$300,000
Accounts payable	66,012	566,833
Accrued payroll and related taxes	6,104	28,187
Accrued expenses and other liabilities	9,414	27,031
Total current liabilities	$381,530	$922,051

The following table shows the income statement for the discontinued operations:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2008	2007	2008	2007

Sales	$583,980	$1,776,411	$1,664,872	$3,602,036
Costs and expenses:
Cost of sales	483,137	1,376,554	1,291,464	2,723,603
Selling, general and administrative expenses	101,253	456,709	374,352	907,654
Depreciation and amortization expense	11,581	12,052	12,861	25,143
Total costs and expenses	595,971	1,845,315	1,678,677	3,656,400
Operating loss	(11,991)	(68,904)	(13,805)	(54,364)
Other (expense) income:
Interest expense	-	(193)	(578)	(193)
Interest income	-	724	-	1,861
Gain on disposal	500,000	298,628	427,082	298,628
Other income	-	-	500	-
Total other income, net	500,000	299,159	427,004	300,296
Income from discontinued operations before
provision for income taxes	488,009	230,255	413,199	245,932
Provision for income tax	210,760	93,151	187,556	102,947
Net income from discontinued operations	$277,249	$137,104	$225,643	$142,985

5.	Share-based Compensation

Stock Option Plans

The Company’s share-based compensation consists of stock option awards, which are accounted for as compensation expense at the fair value on the grant date, using the Black-Scholes valuation model.  The Company recorded share-based compensation expense of $22,044 and $11,833 for the three months ended December 31, 2008 and 2007, respectively; and $43,122 and $25,190 for the six months ended December 31, 2008 and 2007, respectively.  There were no stock option awards granted during the six months ended December 31, 2008 and 2007.

The Company has two stock option plans under which employees, consultants, and directors have been granted options to purchase shares of the Company’s common stock. The 1993 Stock Option Plan (the “1993 Plan”) was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company (the “2002 Plan”) and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 Plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Plan automatic options vest semi-annually to all directors and certain officers and expire no later ten years from the date of grant. Except with respect to certain incentive stock options (“ISOs”), options under the 1993 Plan expire ten years from the date of grant. Under the 1999 Plan, except for ISOs and non-qualified options, which are not non-discretionary options (as such term is used in the 1993 Plan), the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 Plan. Under the 2002 Plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 Plan) of the common stock of the Company on the date of the grant.

Stock Options and Warrants

In April 2005, the Company granted to investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share. None of these have been exercised as of December 31, 2008.

As of December 31, 2008, the Company had outstanding 150,000 stock options that were granted in 1999 to a third party in connection with consulting services. The options were not exercised and expired January 2009.

6.	Earnings per Share

Below is reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
Numerator for earnings per common share calculation:
Basic:
Loss from continuing operations	$(52,540)	$(235,127)	$(11,372)	$(275,798)
Income from discontinued operations, net of income tax benefit	277,249	137,104	225,643	142,985
Net income (loss), basic	$224,709	$(98,023)	$214,271	$(132,813)

Diluted:
Loss from continuing operations	$(52,540)	$(235,127)	$(11,372)	$(275,798)
Income (loss) from discontinued operations:
Income from discontinued operations, net of income tax benefit	277,249	137,104	225,643	142,985
Add interest on 8% convertible notes, net of income tax benefit	17,100	-	34,200	-
Net income (loss) from discontinued operations, adjusted	294,349	137,104	259,843	142,985
Net income (loss), diluted	$241,809	$(98,023)	$248,471	$(132,813)

Denominator for earnings per common share calculation:
Basic:
Weighted average common shares outstanding	3,978,199	3,978,199	3,978,199	3,978,199

Diluted:
Weighted average common shares outstanding	3,978,199	3,978,199	3,978,199	3,978,199
Effect of dilutive securities:
Convertible preferred stock	218,000	-	218,000	-
8% convertible notes	815,217	-	815,217	-
	5,011,416	3,978,199	5,011,416	3,978,199

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
Stock options	1,614,000	2,668,000	1,614,000	1,558,000
Warrants	53,320	53,320	53,320	53,320
	1,667,320	2,721,320	1,667,320	1,611,320

7.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	For the six months ended
	December 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$92,306	$15,697
Cash paid for income taxes	$-	$128,892

Supplemental schedule of non-cash investing and financing activities:
Disposition (acquisition) of pharmacies is summarized as follows:
Inventory	$426,360	$(252,115)
Property and equipment	-	(19,945)
Prescription lists	500,000	(280,055)
Cash received (paid) for disposition (acquisition)	$926,360	$(552,115)

Reversal of discontinued operations accounts payable, accrued
expenses, and other liabilities	$-	$298,628

8.	Contingencies

The Company and the buyer of ADCO are currently in dispute over certain assets and liabilities that were included in the ADCO sale.  The Company is unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

Legal proceedings

In the ordinary course of business, the Company may become involved in litigation incidental to its business; however, the Company is not aware of any pending legal proceeding that would have a material effect on operating results.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  Forward looking information includes statements concerning pharmacy sales trends, the sale of discontinued operations and demographic trends; as well as those that include or are preceded by the words “expects,” “estimates,” “believes,” “plans,” “anticipates” or similar language.

Forward looking statements may involve risks and uncertainties, known or unknown to us that could cause results to differ materially from management’s expectations as projected in such forward-looking statements. These risks and uncertainties are discussed in Item 1A in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

You should not place undue reliance upon forward looking statements.  Unless otherwise required by applicable securities laws, we assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

Overview

We operate a chain of pharmacies and provide pharmacy management services to various not-for-profit entities.  The pharmacy industry is highly competitive.  The current economic environment has not impacted our Company, as our business is generally recession resistant due to the fact that prescription utilization is generally not included in discretionary spending.  The long-term outlook for prescription utilization is strong due in part to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.

Recent Developments

In December 2008, we sold the inventory and prescription lists of our Topsfield, Massachusetts, store (“Topsfield”) to CVS Pharmacy LLC (“CVS”).  A gain of $500,000 was recognized on the sale.

In October 2008, we entered into a contract with the East Boston Neighborhood Health Center to assume management of the Health Center’s pharmacy already in operation.  The pharmacy immediately became our highest volume location in terms of prescriptions dispensed.  As of December 31, 2008, we had successfully integrated the pharmacy dispensing software platform, the robotic dispensing unit, the work-flow software, and the point of purchase software.  While the process was taxing on operational resources, we believe the changes were necessary in order to maximize the long-term profit potential of the pharmacy.

In September 2008, we sold certain assets and liabilities of ADCO Surgical Supply, Inc. (“ADCO”). A loss was recognized from discontinued operations of $17,667 and loss on disposal of certain assets and liabilities of $48,118 was recognized on the sale.   In connection with the sale, we recorded a note receivable of $50,000.  We and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  As of December 31, 2008, we are unable to determine the final outcome of this dispute, but it may result in an additional loss on the disposal of discontinued operations.

In July 2008, we coordinated the relocation of the pharmacy that we manage for the Boston Health Care for the Homeless Program (“BHCHP”) from the Barbara McInnis House to BHCHP’s new, state of the art location within the Jean Yawkey Center across from Boston Medical Center.  At the new pharmacy, we began dispensing patient prescriptions for patients visiting the new walk-in clinic in addition to dispensing prescriptions for the program’s respite patients.

In July 2008, we opened a pharmacy in Dorchester, Massachusetts, as a mirror operation to our Peabody, Massachusetts, location to manage dispensing for a different geographical area.  Significant “location insensitive” business was transferred from our other Dorchester pharmacy to gain efficiencies in the dispensing process.  The new pharmacy increased dispensing capacity for the rapidly growing assisted living and adherence packaging market segment.

Results of Operations

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three and six months ended December 31, 2008 and 2007.  The following discussion should be read in conjunction with our consolidated financial statements and selected notes thereto for the three and six months ended December 31, 2008 and 2007, included herein, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC.

Net Revenues.  The following table sets forth for the periods indicated pharmacy and dispensing fees revenues:

	For the three months December 31,				For the six months ended December 31,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Pharmacy	$17,446,053	$16,369,382	$1,076,671	6.6%	$34,165,135	$31,925,502	$2,239,633	7.0%
Dispensing fees	1,540,716	776,828	763,888	98.3%	2,446,142	1,497,760	948,382	63.3%
Total	$18,986,769	$17,146,210	$1,840,559	10.7%	$36,611,277	$33,423,262	$3,188,015	9.5%

Net revenues increased $1.8 million to $19.0 million or 10.7% and $3.2 million to $36.6 million or 9.5% for the three and six months ended December 31, 2008, respectively, as compared to $17.1 million and $33.4 million for the three and six months ended December 31, 2007, respectively.  The main reason for the increase in revenues was due to the addition of four new pharmacies in December 2007 and in February, July, and October 2008.  We operated 24 locations as of December 31, 2008, compared to 21 locations in the prior year.

Net revenues slightly decreased at stores open more than one year for the three and six months ended December 31, 2008, due to our decision to transfer accounts with approximately $1.8 million and $2.7 million in net revenues for the three and six months ended December 31, 2008, respectively, to two of the newly opened pharmacies.  The transfer was done to group certain specialized accounts together in order to achieve efficiencies in the dispensing process.  If the effect of the business transfer is taken into account, comparable revenue increased approximately 6% for the three and six months ended December 31, 2008.

The total number of prescriptions dispensed increased 19% for the six months ended December 31, 2008.  The number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of total number of prescriptions dispensed. Generic medications typically have a lower selling price than brand name medications. We recognize revenue both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through the dispensing of prescriptions with inventory owned by Federally Qualified Health Centers (“FQHCs”) pursuant to pharmacy management services contracts entered into between us and various FQHCs.

The pharmacy sales (revenues other than dispensing fees) increased $1.1 million to $17.4 million or 6.6% and $2.2 million to $34.1 million or 7.0% for the three and six months ended December 31, 2008, respectively, as compared to $16.4 million and $32.0 million for the three and six months ended December 31, 2007, respectively. The increase was attributable to the opening of the three new pharmacies. Sales were flat at stores open more than one year due to our decision to transfer accounts with approximately $1.6 million and $2.4 million in sales for the three and six months ended December 31, 2008, respectively, to two of the newly opened pharmacies.  If the effect of the business transfer is taken into account, comparable sales increased approximately 6% for the three and six months ended December 31, 2008.

We attribute the increase in prescription dispensing to greater drug utilization on the part of an aging population, an overall increase in market share within certain communities and an increased utilization of pharmacy services by patients of FQHCs with whom the pharmacies have contracts to provide services. The pharmacies manage two pharmacies owned by FQHCs and additionally have contracts to provide pharmacy services to patients of five other FQHCs. The pharmacies maintain a segregated inventory owned by the FQHCs for the purpose of dispensing prescriptions to health center patients.

Dispensing fee revenue increased $0.8 million to $1.5 million or 98.3% and $0.9 million to $2.4 million or 63.3% for the three and six months ended December 31, 2008, respectively, as compared to $0.8 million and $1.5 million for the three and six months ended December 31, 2007, respectively.  The increase is primarily attributable to the our new pharmacy contract with the East Boston Neighborhood Health Center in Dorchester,  as well as the expanded number of and increased demand for covered medications effectuated during the fiscal year by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with us, and marketing initiatives targeting the patients of the FQHCs.

Gross Profit Margins.  The following table sets forth for the periods indicated the pharmacy profit margin rate:

	For the three months December 31,			For the six months December 31,
	2008	2007	% change	2008	2007	% change

Profit margin rate	19.8%	22.1%	(2.3)%	21.1%	21.5%	(0.4)%

Pharmacy gross profit margins were 19.8% and 21.1% for the three and six months ended December 31, 2008, respectively, as compared to 22.1% and 21.5% for the three and six months ended December 31, 2007, respectively.  Dispensing fees were not included in the calculation as no cost of sales is estimatable for dispensing fees.   The decrease in gross profit margin was due to declining insurance reimbursement rates and the fact that the Topsfield store’s results, which had a lower than average gross profit margin rate in 2007, have been removed from continuing operations.

Selling, General and Administrative Expenses.  The following table set forth for the periods indicated selling, general and administrative expenses (“SG&A”):

	For the three months December 31,				For the six months ended December 31,
			Change				Change
	2008	2007	$	%	2008	2007	$	%

SG&A expenses	$4,933,177	$4,600,270	$332,907	7.2%	$9,306,182	$8,425,900	$880,282	10.4%

SG&A increased $0.3 million or 7.2% to $4.9 million and $0.9 million or 10.4% to $9.3 million for the three and six months ended December 31, 2008, respectively, as compared to $4.6 million and $8.4 million for the three months ended December 31, 2007, respectively.  The increase for the three months ended December 31, 2008, was primarily due to increased payroll costs of $0.9 million related to four newly opened locations partially offset by a decrease in administrative expenses of $0.6 million.  The increase for the six months ended December 31, 2008, was primarily due to increased payroll costs of $1.0 million related to the four newly opened locations, $0.4 million related to increased payroll costs at existing pharmacies, partially offset by a decrease in administrative expenses of $0.6 million.  The decrease in administrative expenses of approximately $0.6 million for the three and six months ended December 31, 2008, was primarily due to the elimination of fees paid to the minority shareholders and investment banker and capital raising expenses related to the buy-out of the 20% minority interest of D.A.W., Inc., our now wholly owned pharmacy subsidiary (“D.A.W.”)

Other Income (Expense), net.  The following table sets forth for the periods indicated the breakdown of other income (expense), net:

	For the three months December 31,				For the six months ended December 31,
			Change				Change
	2008	2007	$	%	2008	2007	$	%

Interest expense	$(44,774)	$(8,522)	$(36,252)	425.4%	$(92,169)	$(15,927)	$(76,242)	478.7%
Interest income	1,280	4,002	(2,722)	(68.0)%	4,403	6,835	(2,432)	(35.6)%
Other income	4,672	15,370	(10,698)	(69.6)%	6,791	16,891	(10,100)	(59.8)%
	$(38,822)	$10,850	$(49,672)	(457.8)%	$(80,975)	$7,799	$(88,774)	(1138.3)%

Other income (expense), net, is comprised of interest expense, interest income, and other income.  Interest expense increased $36,252 to $44,774 and $76,242 to $92,169 for the three and six months ended December 31, 2008, respectively, as compared to $8,522 and $15,927, respectively, for the three and six months ended December 31, 2007, primarily due to the notes issued in connection with the February 2008 purchase of the remaining 20% of D.A.W.

Income Taxes.  We recorded an income tax benefit from continuing operations of $58,083 and $8,579 for the three and six months ended December 31, 2008, respectively, and $97,730 and $84,196 for the three and six months ended December 31, 2007, respectively, primarily as due to the losses from continuing operations for each of the periods presented.  In addition, we recorded income tax expense for the discontinued operations of $210,760 and $93,151 for the three and six months ended December 31, 2008, respectively, and $187,556 and $102,947 for the three and six months ended December 31, 2007, respectively, primarily due to the net gain on disposal of discontinued operations.

Discontinued Operations.  For the three months ended December 31, 2008, we recognized a gain of $277,249 from discontinued operations, which consisted of a loss on disposal of discontinued operations of $11,991 net of income tax benefit of $4,240 and a gain on the disposal of the discontinued operations of $500,000 net of income taxes of $215,000.   For the three months ended December 31, 2007, we recognized a gain of $137,104 from discontinued operations, which consisted of a loss on disposal of discontinued operations of $68,373 net of income tax benefit of $22,849 and a gain on the disposal of the discontinued operations of $298,628 net of income taxes of $116,000.  For the six months ended December 31, 2008, we recognized a gain of $225,643 from discontinued operations, which consisted of a loss on disposal of discontinued operations of $13,883 net of income tax benefit of $2,647 and a gain on the disposal of the discontinued operations of $427,082 net of income taxes of $190,203.   For the six months ended December 31, 2007, we recognized a gain of $142,985 from discontinued operations, which consisted of a loss on disposal of discontinued operations of $52,696 net of income tax benefit of $13,053 and a gain on the disposal of the discontinued operations of $298,628 net of income taxes of $116,000.

In connection with the sale of ADCO, we recorded a note receivable of $50,000.  We and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  As of December 31, 2008, we are unable to determine the final outcome of this dispute, but it may result in an additional loss on the disposal of discontinued operations.

Liquidity and Capital Resources

As of December 31, 2008, we had $0.5 million of cash as compared to $0.1 million at June 30, 2008, primarily as a result of the proceeds from the sale of Topsfield.  Our primary source of liquidity is cash provided by operations; and our principal uses of cash are operating expenses, acquisitions, capital expenditures, and repayments of debt.

Net Cash Provided by Operating Activities from Continuing Operations.  Net cash provided by operating activities from continuing operations was $0.1 million for the six months ended December 31, 2008, and consisted of our net loss adjusted for non-cash items of $0.4 million (including depreciation of $0.2 million, amortization and stock-based compensation expense of $0.1 million and deferred income taxes of $0.1 million) and net cash used from changes in working capital of $0.2 million.  The net cash used from changes in working capital was principally the result of an increase in inventories and accounts receivable partially offset by an increase in accounts payable.    The increase in inventories was primarily the result of new pharmacy locations and the increase in accounts receivable and accounts payable was due to the increase in sales.

Net Cash Used in Investing Activities from Continuing Operations.  Net cash used in investing activities from continuing operations was $0.2 million for the six months ended December 31, 2008, and consisted of the purchase of equipment primarily due to the new pharmacy locations, the purchase of two new delivery trucks to meet the requirements of an increased delivery radius necessitated by one of our assisted living facility contracts, and the upgrade of some of our existing information technology equipment.

Net Cash Used in Financing Activities from Continuing Operations.  Net cash used in financing activities was $0.1 million for the six months ended December 31, 2008, and consisted of long-term debt repayments.

We recognized a net operating loss of $121,801 and net income of $39,872 for the three and six months ended December 31, 2008.  Although it is our intention is to generate an operating profit in the future, there can be no assurance that we will not generate a net operating loss.  We believe that we have adequate resources to fund our operations for at least the next 12 months.

Contractual Obligations

Asset security interest.  The pharmacy has an agreement with its major supplier to purchase pharmaceuticals.  This agreement terminates January 31, 2012.  Payment for merchandise delivered is secured by a first primary interest in all assets of D.A.W.

Line of Credit.  ADCO has a $300,000 line of credit, which is collateralized by the building and land owned by ADCO and guaranteed by us.  The interest rate for the line of credit is the Wall Street Journal Prime rate; and repayment of the line of credit is in monthly payments of interest only, with the principal being due at maturity, unless renewed.  The line of credit will expire on March 1, 2009; and we are currently in the process of renewing it.  As of December 31, 2008, we have $300,000 of outstanding borrowings on the line of credit.  The line of credit is classified in the liabilities to be disposed of from discontinued operations on our balance sheet.

We do not have any interest-bearing investments. The difference between the carrying amount and fair value of our long-term debt was immaterial as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 12, 2003, we announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company’s outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated.

Item 6.  Exhibits

Exhibit 10.1
Asset Purchase and Sale Agreement, dated December 9, 2008, between D.A.W., Inc., and CVS Pharmacy LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2008).

Exhibit 10.2	Form of Stockholder Guaranty by Nyer Medical Group, Inc., to CVS Pharmacy LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2008).

Exhibit 31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 by President, Chief Executive Officer and acting Principal Financial Officer (filed herewith).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President, Chief Executive Officer and acting Principal Financial Officer (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYER MEDICAL GROUP, INC. Registrant

By:	/s/ Mark Dumouchel

Name:	Mark Dumouchel
Title:	President and Chief Executive Officer (Principal Executive Officer and acting Principal Financial Officer)
Date:  February 17, 2009