Form 10-Q
period 2009-03-31
NYER MEDICAL GROUP INC
filed 2009-05-15
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of the registrant’s shares of common stock outstanding as of May 08, 2009:   3,978,199.

PART I--Financial Information
Item 1.  Financial Statements
NYER MEDICAL GROUP, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
Assets	(unaudited)
Current assets:
Cash	$42,317	$140,688
Accounts receivable, net of allowance for doubtful accounts of $24,552 at March 31, 2009, and June 30, 2008	5,268,027	4,837,721
Inventories	7,416,931	7,405,315
Prepaid expenses and other current assets	171,122	308,461
Refundable income taxes	-	36,000
Current portion of deferred tax assets	195,000	194,000
Current portion of deferred tax assets from discontinued operations	109,000	73,000
Assets to be disposed of from discontinued operations	112,001	856,415
Total current assets	13,314,398	13,851,600
Property and equipment, net	1,374,398	1,341,055
Goodwill	2,153,100	2,153,100
Other intangibles	647,915	725,118
Long-term portion of deferred tax assets	406,000	444,000
Long-term portion of deferred tax assets from discontinued operations	-	70,000
Total assets	$17,895,811	$18,584,873
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$81,396	$183,958
Current portion of long-term debt due related parties	80,004	80,004
Accounts payable	6,144,766	5,726,820
Accrued payroll and related taxes	674,928	608,209
Accrued expenses and other current liabilities	142,007	442,802
Income taxes payable	-	35,955
Liabilities to be disposed of from discontinued operations	309,414	922,051
Total current liabilities	7,432,515	7,999,799
Long-term debt, net of current portion	204,167	256,667
Long-term debt, net of current portion, due related parties	1,733,329	1,793,329
Total liabilities	9,370,011	10,049,795
Shareholders' equity:
Preferred stock, Class A, $0.001 par value, 500,000 shares; none outstanding	-	-
Preferred stock, Class B, $0.001 par value, 2,500,000 shares authorized;
2,500 shares designated Series 1 Class B; none outstanding	-	-
2,000 shares designated convertible Series 2 Class B; 2,000 shares issued and outstanding at March 31, 2009, and June 30, 2008	400,000	400,000
Common stock, $0.0001 par value, 25,000,000 shares authorized; 3,978,199 shares issued and outstanding at March 31, 2009, and June 30, 2008	398	398
Additional paid-in capital	17,821,572	17,770,328
Accumulated deficit	(9,696,170)	(9,635,648)
Total shareholders' equity	8,525,800	8,535,078
Total liabilities and shareholders' equity	$17,895,811	$18,584,873

See accompanying selected notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Operations (unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Net revenues:
Sales	$17,072,020	$16,469,728	$51,237,155	$48,395,230
Dispensing fees	1,527,465	825,380	3,973,607	2,323,140
Total net revenues	18,599,485	17,295,108	55,210,762	50,718,370
Cost and expenses:
Cost of sales	13,485,181	12,934,357	40,449,925	37,988,752
Selling, general and administrative expenses	5,309,134	4,485,969	14,615,316	12,911,868
Depreciation and amortization	136,401	140,188	415,728	412,814
Total costs and expenses	18,930,716	17,560,514	55,480,969	51,313,434
Loss from operations	(331,231)	(265,406)	(270,207)	(595,064)
Other income (expense), net:
Interest expense	(43,546)	(36,211)	(135,715)	(52,138)
Interest income	2,552	1,740	6,956	8,574
Other income	2,645	2,566	9,434	19,457
Total other income (expense), net	(38,349)	(31,905)	(119,325)	(24,107)
Loss from continuing operations before provision for income taxes and minority interest	(369,580)	(297,311)	(389,532)	(619,171)
Benefit for income taxes	160,901	89,155	169,480	173,352
Minority interest expense, net of income taxes	-	1,095	-	(37,039)
Loss from continuing operations	(208,679)	(207,061)	(220,052)	(482,858)
Discontinued operations:
Loss from discontinued operations, net of $0, $972, $2,652, and $14,025 income tax benefit, for the three and nine months ended March 31, 2009 and 2008, respectively	-	(8,834)	(11,231)	(48,477)
(Loss) gain on disposal, net of ($33,104), $0, $157,104, and $116,000 income taxes (benefit) for the three and nine months ended March 31, 2009 and 2008, respectively	(66,113)	-	170,761	182,628
Net (loss) gain from discontinued operations	(66,113)	(8,834)	159,530	134,151
Net loss	(274,792)	(215,895)	(60,522)	(348,707)
Deemed dividend on redemption of preferred stock	-	(399,997)	-	(399,997)
Net loss attributable to common shareholders	$(274,792)	$(615,892)	$(60,522)	$(748,704)

Basic and diluted loss per share:
Loss per share, continuing operations, net of deemed dividend on redemption of preferred stock	$(0.05)	$(0.16)	$(0.06)	$(0.22)
Earnings (loss) per share, discontinued operations	(0.02)	(0.00)	0.04	0.03
Loss per share attributable to common shareholders	$(0.07)	$(0.16)	$(0.02)	$(0.19)

Shares used in computing loss per share:
Basic	3,978,199	3,978,199	3,978,199	3,978,199
Diluted	3,978,199	3,978,199	3,978,199	3,978,199

See accompanying selected notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(60,522)	$(348,707)
Gain from discontinued operations	(159,530)	(134,151)
Loss from continuing operations	(220,052)	(482,858)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	349,193	310,279
Amortization	77,203	102,818
Stock-based compensation expense	51,244	57,183
Deferred income taxes	37,000	(162,900)
Minority interest	-	37,039
Changes in operating assets and liabilities, net of effects of acqusitions and disposals:
Accounts receivable	(430,306)	331,672
Inventories	(437,976)	(299,754)
Prepaid expenses and other current assets	137,339	87,475
Refundable income taxes	36,000	(55,000)
Accounts payable	417,946	1,860,690
Accrued expenses and other current liabililties	(234,076)	44,285
Income taxes payable	(35,955)	2,088
Cash (used in) provided by operating activities—continuing operations	(252,440)	1,833,017
Cash (used in) provided by operating activities—discontinued operations	(181,693)	126,168
Cash (used in) provided by operating activities	(434,133)	1,959,185

Investing activities:
Acquisition of 20% of subsidiary	-	(1,750,000)
Acquisition of pharmacy, net of cash	-	(552,115)
Purchase of property and equipment	(382,536)	(360,575)
Cash used in investing activities—continuing operations	(382,536)	(2,662,690)
Cash provided by investing activities—discontinued operations	933,360	(595)
Cash provided by (used in) investing activities	550,824	(2,663,285)

Financing activities:
Payments on long-term debt	(215,062)	(151,061)
Cash used in financing activities—continuing operations	(215,062)	(151,061)
Cash provided by financing activities—discontinued operations	-	175,000
Cash (used in) provided by financing activities	(215,062)	23,939

Net decrease in cash	(98,371)	(680,161)
Cash at beginning of period	140,688	1,135,677
Cash at end of period	$42,317	$455,516

See accompanying selected notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading.  In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated.

The results shown for the interim period are not necessarily indicative of the results to be obtained for the full year.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2008.

Reclassifications

Prior year information is reclassified whenever necessary to conform to current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of Financial Instruments

The carrying values of accounts receivable, accounts payables, and debt approximate their fair values.  The carrying values and estimated fair values for long-term debt based on quoted market rates of financial instruments were approximately the same.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is in the process of evaluating the potential effect of adoption of SFAS No. 162 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, and other GAAP.  This statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  Early application is not permitted.  The Company has not yet determined the impact of the adoption of FSP FAS 142-3 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP Accounting Principles Board 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Settlement).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and on a retroactive basis.  The Company is evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No 141(R)”), Business Combinations, which replaces SFAS No. 141, Business Combinations.  The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The Company is in the process of evaluating the potential effect of adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.

2.	Goodwill andOther Intangible Assets

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

On December 31, 2008, the carrying value of the Company’s net assets was $8,792,471; and the market capitalization of the Company’s outstanding shares, assuming conversion of outstanding preferred shares, was $3,776,579.   The Company calculated the estimated fair value of the Company as of December 31, 2008, as that amount that would be received to sell the Company as a whole on that date.  It arrived at the estimated fair value by preparing a discounted cash flow using updated forward-looking projections of the Company’s estimated future operating results.  Based on the results of the discounted cash flow analysis, the Company has concluded that the Company’s fair value exceeds its carrying value as of December 31, 2008, and that goodwill is not impaired.  The recent sale of Company’s Topsfield, Massachusetts, store (“Topsfield”) in December 2008 supports the conclusion that the Company’s fair value exceeds its carrying value as of December 31, 2008.

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

The following is a summary of other intangible assets:

	March 31, 2009			June 30, 2008
	Gross			Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Prescription lists	$1,011,555	$363,640	$647,915	$1,031,555	$306,437	$725,118

Amortization expense was $21,958 and $34,290 for the three months ended March 31, 2009 and 2008, respectively; and $77,203 and $90,312 for the nine months ended March 31, 2009 and 2008, respectively.

 Based on the balance of intangible assets as of March 31, 2009, the remaining amortization expense for the remainder of fiscal 2009 and each of the succeeding five years is estimated to be as follows:

Amortization
Year	Amount
2009 (remaining 3 months)	$21,956
2010	87,822
2011	87,822
2012	85,716
2013	81,156
2014	81,156
Thereafter	202,287
Total	$647,915

3.	Indebtedness and Related Parties

	March 31,	June 30,
	2009	2008
Related parties:
Convertible notes	$1,500,000	$1,500,000
Note payable, shareholder	313,333	373,333
	1,813,333	1,873,333
Less current portion of debt due related parties	80,004	80,004
Long-term portion of debt due related parties	$1,733,329	$1,793,329

Other debt:
Note payable, former shareholder	$274,167	$326,667
Note payable, pharmacy acquisition	11,396	113,958
	285,563	440,625
Less current portion of debt	81,396	183,958
Long-term portion of debt	$204,167	$256,667

The holders of the convertible notes have indicated that they do not intend to redeem the convertible notes until after June 30, 2010.

In October 2004, the Company’s discontinued operation, ADCO Surgical Supply, Inc. (“ADCO”), obtained a $300,000 line of credit (“line”), that is collateralized by land and a building owned by ADCO, not sold with the rest of ADCO’s assets, and is guaranteed by the Company.   Repayment of the line is in monthly payments of interest only, with the principal being due at maturity, unless renewed.   Prior to the maturity date, ADCO must repay the amounts outstanding under the line upon the demand of the Bank.  The line expired on March 1, 2009, and was renewed.  All of the terms and remain the same with the exception of the maturity date, which is now September 1, 2009, and the interest rate, which is now two percentage points over the Wall Street Journal Prime Rate.  As of March 31, 2009, borrowings outstanding against the line were $300,000 and are classified in the liabilities to be disposed of from discontinued operations on the Company’s balance sheet.

4.	Discontinued Operations

 In December 2008, the Company sold the inventory and prescription lists of Topsfield to CVS Pharmacy L.L.C. (“CVS”).  In conjunction with this sale, the Company also entered into a non-compete agreement with CVS, whereby it has agreed not to compete for three years within a 10-mile radius of the CVS store located in Danvers, Massachusetts, excluding two currently operating Eaton Apothecary pharmacies.  A gain of $500,000 was recognized on the sale of Topsfield.

In September 2008, the Company sold certain assets and liabilities of ADCO, a medical and surgical equipment and supplies company engaged in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England and the Internet.  A loss was recognized from discontinued operations of $17,667 and a loss on disposal of certain assets and liabilities of $48,118 was recognized. For the three months ended March 31, 2009, the Company recognized an additional loss related to the disposal of the discontinued operations.  The Company retained ADCO’s building and land and its line of credit of $300,000, which has been fully utilized.  The buyer of ADCO’s assets had an option to purchase the building and land that was not exercised and expired on January 31, 2009.   In connection with this sale, the Company received a $50,000 note receivable that was payable January 31, 2009.  The Company and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  The Company is unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

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

Effective July 1, 2007, the Company’s consolidated financial statements have been reclassified to reflect these businesses as discontinued operations in accordance with SFAS No.144, Accounting for Disposal or Impairment of Long-lived Assets. The following table shows the assets and liabilities for the discontinued operations:

	March 31,	June 30,
	2009	2008
Cash	$-	$33,293
Accounts receivable, net	-	323,681
Inventories	-	279,208
Prepaid expenses and other current assets	-	12,828
Property and equipment, net	112,001	120,942
Current portion of deferred tax assets	109,000	73,000
Goodwill	-	86,463
Long-term portion of deferred tax assets	-	70,000
Total assets	$221,001	$999,415

Line of credit	$300,000	$300,000
Accounts payable	-	566,833
Accrued payroll and related taxes	-	28,187
Accrued expenses and other liabilities	9,414	27,031
Total current liabilities	$309,414	$922,051

The following table shows the income statement for the discontinued operations:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008

Sales	$-	$1,628,763	$1,664,872	$5,230,799
Costs and expenses:
Cost of sales	-	1,179,823	1,291,464	3,903,426
Selling, general and administrative expenses	-	450,117	374,352	1,357,771
Depreciation and amortization expense	-	9,284	12,861	34,427
Total costs and expenses	-	1,639,224	1,678,677	5,295,624
Operating loss	-	(10,461)	(13,805)	(64,825)
Other (expense) income, net:
Interest expense	-	(258)	(578)	(451)
Interest income	-	913	-	2,774
(Loss) gain on disposal	(99,217)	-	327,865	298,628
Other income	-	-	500	-
Total other (expense) income, net	(99,217)	655	327,787	300,951
(Loss) income from discontinued operations before provision for income taxes	(99,217)	(9,806)	313,982	236,126
Provision for income tax (benefit)	(33,104)	(972)	154,452	101,975
Net (loss) income from discontinued operations	$(66,113)	$(8,834)	$159,530	$134,151

5.	Share-based Compensation

 Stock Option Plans

The Company has two stock option plans under which employees, consultants, and directors have been granted options to purchase shares of the Company’s common stock.  The 1993 Stock Option Plan (the “1993 Plan”) was amended in fiscal 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company (the “2002 Plan”) and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 Plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Plan, automatic options vest semi-annually to all directors and certain officers and expire no later than ten years from the date of grant. Except with respect to certain incentive stock options (“ISOs”), options under the 1993 Plan expire ten years from the date of grant. Under the 1993 Plan, except for ISOs and non-qualified options, which are not non-discretionary options (as such term is used in the 1993 Plan), the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 Plan. Under the 2002 Plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 Plan) of the common stock of the Company on the date of the grant.

 Stock Options and Warrants

The Company’s share-based compensation consists of stock option awards, which are accounted for as compensation expense at the fair value on the grant date, using the Black-Scholes valuation model.  The Company recorded share-based compensation expense of $8,122 and $31,993 for the three months ended March 31, 2009 and 2008, respectively, and $51,244 and $57,183 for the nine months ended March 31, 2009 and 2008, respectively.

 For the nine months ended March 31, 2009, the Company granted 24,000 stock options.  The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008
Dividend yield	0.0%	0.0%
Volatility	89%	93%
Risk-free interest rate	1.9%	3.8%
Weighted average expected option term (in years)	5.0	5.0
Weighted average fair value per share of options granted	$0.61	$0.95

In April 2005, the Company granted to investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share.  None of these have been exercised as of March 31, 2009.  In addition, the Company had outstanding 150,000 stock options that were granted in 1999 to a third party in connection with consulting services, which were not exercised and expired in January 2009.

6.	Earnings per Share

Below is reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted loss per share:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per common share calculation:
Loss from continuing operations	$(208,679)	$(207,061)	$(220,052)	$(482,858)
Deemed dividend on redemption of preferred stock	-	(399,997)	-	(399,997)

Loss from continuing operations, net of deemed dividend on redemption of preferred stock	(208,679)	(607,058)	(220,052)	(882,855)

Income (loss) from discontinued operations, net of income tax (benefit)	(66,113)	(8,834)	159,530	134,151
Net loss	$(274,792)	$(615,892)	$(60,522)	$(748,704)
Denominator for basic and diluted earnings per common share calculation:
Weighted average common shares outstanding	3,978,199	3,978,199	3,978,199	3,978,199

 Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
Stock options	1,488,000	1,650,000	1,488,000	1,650,000
Warrants	53,320	53,320	53,320	53,320
Convertible notes	815,217	815,217	815,217	815,217
Convertible preferred stock	218,000	218,000	218,000	218,000
	2,574,537	2,736,537	2,574,537	2,736,537

7.	Supplemental Cash Flow Information

	For the nine months
	ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$135,910	$52,330
Cash (received) paid for income (refunds) taxes	$(20,120)	$130,892

Supplemental schedule of non-cash investing and financing activities:
Disposition (acquisition) of pharmacies is summarized as follows:
Inventory	$426,360	$(252,115)
Property and equipment	-	(19,945)
Prescription lists	500,000	(280,055)
Cash received (paid) for disposition (acquisition)	$926,360	$(552,115)

Reversal of discontinued operations accounts payable, accrued expenses, and other liabilities	$-	$298,628

The purchase of 20% of subsidiary, D.A.W. in February 2008is summarized as follows:
Purchase price allocation:
Goodwill	-	$2,135,100
Minority interest	-	1,864,900
Total purchase price	-	$4,000,000

Consideration for the acquisition:
Preferred stock, Series 2 class B	-	$400,000
Convertible notes	-	1,500,000
Note payable	-	350,000
Cash	-	1,750,000
Total consideration	-	$4,000,000

8.	Contingencies

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  Forward looking information includes statements concerning pharmacy sales trends, the sale of discontinued operations and demographic trends; as well as those that include or are preceded by the words “expects,” “estimates,” “believes,” “plans,” “anticipates,” or similar language.

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

Overview

We operate a chain of pharmacies and provide pharmacy management services to various not-for-profit entities.  While the long-term outlook for prescription utilization is strong due in part to the aging population and the continued development of innovative drugs that improve the quality of life and control health care costs, the pharmacy industry is highly competitive.  The majority of our business is conducted pursuant to contracts with pharmacy benefit management companies and the Commonwealth of Massachusetts Medicaid Department.  Each applies consistent downward pressure on our margins.   The current recessionary economic environment has not significantly adversely affected the number of prescriptions dispensed at our pharmacies, as our business is generally recession resistant.  We continue to target market niches not occupied by our larger competitors.

Recent Developments

In March 2009, we began operating at the Dimock Community Health Center in Roxbury, Massachusetts, increasing our number of locations with 340B affiliations to 14 and our total pharmacy locations to 25.

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

In September 2008, we sold certain assets and liabilities of ADCO Surgical Supply, Inc. (“ADCO”). A loss was recognized from discontinued operations of $17,667 and loss on disposal of certain assets and liabilities of $48,118 was recognized on the sale.   In connection with the sale, we recorded a note receivable of $50,000.  We and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  As of March 31, 2009, we are unable to determine the final outcome of this dispute, but it may result in an additional loss on the disposal of discontinued operations.

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

Results of Operations

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three and nine months ended March 31, 2009 and 2008.  The following discussion should be read in conjunction with our consolidated financial statements and selected notes thereto for the three and nine months ended March 31, 2009 and 2008, included herein, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC.

Net Revenues.   The following table sets forth for the periods indicated pharmacy and dispensing fees revenues:

	For the three months March 31,				For the nine months ended March 31,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Pharmacy	$17,072,020	$16,469,728	$602,292	3.7%	$51,237,155	$48,395,230	$2,841,925	5.9%
Dispensing fees	1,527,465	825,380	702,085	85.1%	3,973,607	2,323,140	1,650,467	71.0%
Total	$18,599,485	$17,295,108	$1,304,377	7.5%	$55,210,762	$50,718,370	$4,492,392	8.9%

Net revenues increased $1.3 million or 7.5% to $18.6 million and $4.5 million or 8.9% to $55.2 million for the three and nine months ended March 31, 2009, respectively, as compared to $17.3 million and $50.7 million for the three and nine months ended March 31, 2008, respectively.  The main reason for the increase in revenues was due to the addition of five new locations in April, July, and October 2008 and March 2009.  We operated 25 locations as of March 31, 2009, compared to 23 locations in the prior year.

 Net revenues decreased at stores open more than one year for the three and nine months ended March 31, 2009, due to our decision to transfer accounts with approximately $1.7 million and $5.2 million in net revenues for the three and nine months ended March 31, 2009, respectively, to two of the newly opened pharmacies.  The transfer was done to group certain specialized accounts together in order to achieve efficiencies in the dispensing process.  If the effect of the business transfer is taken into account, comparable revenue increased approximately 5% and 8%, respectively, for the three and nine months ended March 31, 2009.

The total number of prescriptions dispensed increased 21% for the nine months ended March 31, 2009.  The number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of total number of prescriptions dispensed.  Generic medications typically have a lower selling price than brand name medications.  We recognize revenue both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through the dispensing of prescriptions with inventory owned by Federally Qualified Health Centers (“FQHCs”) pursuant to pharmacy management services contracts entered into between us and various FQHCs.

The pharmacy sales (revenues other than dispensing fees) increased $0.6 million or 3.7% to $17.0 million and $2.8 million or 5.9% to $51.2 million for the three and nine months ended March 31, 2009, respectively, as compared to $16.5 million and $48.4 million for the three and nine months ended March 31, 2008, respectively.  The increase was attributable to the opening of the three new pharmacies.  Sales slightly decreased at stores open more than one year due to our decision to transfer accounts with approximately $1.6 million and $4.9 million in sales for the three and nine months ended March 31, 2009, respectively, to two of the newly opened pharmacies.  If the effect of the business transfer is taken into account, comparable sales increased approximately 4% and 7%, respectively, for the three and nine months ended March 31, 2009.

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

Dispensing fee revenue increased $0.7 million or 85.1% to $1.5 million and $1.7 million or 71.0% to $4.0 million for the three and nine months ended March 31, 2009, respectively, as compared to $0.8 million and $2.3 million for the three and nine months ended March 31, 2008, respectively.  The increase is primarily attributable to the our new pharmacy contract with the East Boston Neighborhood Health Center in East Boston, as well as the expanded number of and increased demand for covered medications effectuated during the fiscal year by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with us, and marketing initiatives targeting the patients of the FQHCs.

Cost of Sales.   The following table sets forth for the periods indicated cost of sales and profit margin rate for pharmacy net revenues:

	For the three months March 31,				For the nine months ended March 31,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Cost of sales	$13,485,181	$12,934,357	$550,824	4.3%	$40,449,925	$37,988,752	$2,461,173	6.5%

Profit margin rate	21.0%	21.5%		-0.5%	21.1%	21.5%		-0.4%

Cost of sales increased $0.6 million or 4.3% to $13.5 million and $2.5 million or 6.5% to $40.4 million for the three and nine months ended March 31, 2009, respectively, as compared to $12.9 million and $38.0 million for the three and nine months ended March 31, 2008, respectively, primarily due to the increase in pharmacy net revenues.

Pharmacy gross profit margins were 21.0% and 21.1% for the three and nine months ended March 31, 2009, respectively, as compared to 21.5% and 21.5% for the three and nine months ended March 31, 2008, respectively.  Dispensing fees were not included in the calculation as no cost of sales is estimatable for dispensing fees.   The decrease in gross profit margin was primarily due to declining insurance reimbursement rates.

Selling, General and Administrative Expenses.   The following table set forth for the periods indicated selling, general and administrative expenses (“SG&A”):

	For the three months ended March 31,				For the nine months ended March 31,
			Change				Change
	2009	2008	$	%	2009	2008	$	%

SG&A expenses	$5,290,214	$4,485,969	$804,245	17.9%	$14,615,316	$12,911,868	$1,703,448	13.2%

SG&A increased $0.8 million or 18.3% to $5.3 million and $1.7 million or 13.2% to $14.6 million for the three and nine months ended March 31, 2009, respectively, as compared to $4.5 million and $12.9 million for the three months ended March 31, 2008, respectively.  The increase for the three months ended March 31, 2009, was primarily due to increased payroll costs of $0.8 million related to five newly opened locations, partially offset by a decrease in administrative expenses of $0.2 million.  The increase for the nine months ended March 31, 2009, was primarily due to increased payroll costs of $1.8 million related to the five newly opened locations, $0.5 million related to increased payroll costs at existing pharmacies, partially offset by a decrease in administrative expenses of $0.7 million.  The decrease in administrative expenses of approximately $0.2 million and $0.7 million for the three and nine months ended March 31, 2009, was primarily due to the elimination of fees paid to the minority shareholders and investment banker and other capital raising expenses related to the buy-out of the 20% minority interest of D.A.W., Inc., our now wholly owned pharmacy subsidiary (“D.A.W.”)

Other Income (Expense), net.  The following table sets forth for the periods indicated the breakdown of other income (expense), net:

	For the three months ended March 31,				For the nine months ended March 31,
			Change				Change
	2009	2008	$	%	2009	2008	$	%

Interest expense	$(43,546)	$(36,211)	$(7,335)	20.3%	$(135,715)	$(52,138)	$(83,577)	160.3%
Interest income	2,552	1,740	812	46.7%	6,956	8,574	(1,618)	(18.9)%
Other income	2,645	2,566	79	3.1%	9,434	19,457	(10,023)	(51.5)%
	$(38,349)	$(31,905)	$(6,444)	20.2%	$(119,325)	$(24,107)	$(95,218)	395.0%

Other Income (Expense), net increased $6,444 or 20.2% to $38,349 and $95,218 or 395.0% to $119,325 for the three and nine months ended March 31, 2009, respectively, primarily due to the interest on the related party notes issued in connection with the purchase of the remaining 20% of D.A.W.

Income Taxes.   We recorded an income tax benefit from continuing operations of $160,901 and $169,480 for the three and nine months ended March 31, 2009, respectively, and $89,155 and $173,352 for the three and nine months ended March 31, 2008, respectively, primarily due to the losses from continuing operations for each of the periods presented.  In addition, we recorded income tax benefit for discontinued operations of $33,104 and income tax expense of $154,452 for the three and nine months ended March 31, 2009, respectively, and $972 income tax benefit and $101,975 income tax expense for the three and nine months ended March 31, 2008, respectively, due to the disposal of discontinued operations.

Discontinued Operations.  For the three months ended March 31, 2009, we recognized a loss of $66,113 from discontinued operations, which consisted of a loss on disposal of discontinued operations of $99,217 net of an income tax benefit of $33,104.   For the three months ended March 31, 2008, we recognized a loss of $8,834 from discontinued operations, which consisted of a loss on discontinued operations of $9,806 net of an income tax benefit of $972.  For the nine months ended March 31, 2009, we recognized a gain of $159,530 from discontinued operations, which consisted of a loss on discontinued operations of $13,883 net of income tax benefit of $2,652 and a gain on the disposal of the discontinued operations of $327,865 net of income taxes of $157,104.   For the nine months ended March 31, 2008, we recognized a gain of $134,151from discontinued operations, which consisted of a loss on discontinued operations of $62,502 net of income tax benefit of $14,025 and a gain on the disposal of the discontinued operations of $298,628 net of income taxes of $116,000.

In connection with the sale of ADCO, we recorded a note receivable of $50,000.  We and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  As of March 31, 2009, we are unable to determine the final outcome of this dispute, but it may result in an additional loss on the disposal of discontinued operations.

Liquidity and Capital Resources

As of March 31, 2009, we had $42,317 of cash as compared to $140,688 at June 30, 2008, as cash was used to fund current operations. Our primary source of liquidity is cash provided by operations; and our principal uses of cash are operating expenses, acquisitions, capital expenditures, and repayments of debt.

Net Cash Used by Operating Activities from Continuing Operations.  Net cash used by operating activities from continuing operations was $0.3 million for the nine months ended March 31 2009, and consisted of our net loss of $0.2 million adjusted for non-cash items of $0.5 million (including depreciation of $0.3 million, amortization and stock-based compensation expense of $0.1 million, and deferred income taxes of $0.1 million) and net cash used from changes in working capital of $0.6 million.  The net cash used from changes in working capital was principally the result of an increase in inventories and accounts receivable partially offset by an increase in accounts payable.    The increase in inventories was primarily the result of new pharmacy locations and the increase in accounts receivable and accounts payable was due to the increase in sales.

Net Cash Used in Investing Activities from Continuing Operations.   Net cash used in investing activities from continuing operations was $0.4 million for the nine months ended March 31, 2009, and consisted of the purchase of equipment primarily due to the new pharmacy locations, the purchase of three new delivery trucks to meet the requirements of an increased delivery radius necessitated by one of our assisted living facility contracts, and the upgrade of some of our existing information technology equipment.

Net Cash Used in Financing Activities from Continuing Operations.   Net cash used in financing activities was $0.2 million for the nine months ended March 31, 2009, and consisted of long-term debt repayments.

We recognized a net operating loss of $208,679 and $220,052 for the three and nine months ended March 31, 2009.  Although it is our intention is to generate an operating profit in the future, there can be no assurance that we will not generate a net operating loss.  We believe that we have adequate resources to fund our operations for at least the next 12 months.

Contractual Obligations

Asset security interest.  The pharmacy has an agreement with its major supplier to purchase pharmaceuticals.  This agreement terminates January 31, 2012.  Payment for merchandise delivered is secured by a first primary interest in all assets of D.A.W.

Line of Credit.   ADCO has a $300,000 line of credit, which is collateralized by the building and land owned by ADCO and guaranteed by us.  The interest rate for the line of credit is 2% above the Wall Street Journal Prime rate; and repayment of the line of credit is in monthly payments of interest only, with the principal being due at maturity, unless renewed.  The line of credit will expire on September 1, 2009.  As of March 31, 2009, we have $300,000 of outstanding borrowings on the line of credit.  The line of credit is classified in the liabilities to be disposed of from discontinued operations on our balance sheet.

We do not have any interest-bearing investments. The difference between the carrying amount and fair value of our long-term debt was immaterial as of March 31, 2009.

Item 4A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

 We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

For the Period Ended (2009)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (shares)
January 1-31	0	$-	0	148,000
February 1-28	0	$-	0	148,000
March 1-31	0	$-	0	148,000
Total	0	$-	0	148,000

On May 12, 2003, we announced that the Board of Directors of the Company had authorized the repurchase of up to 150,000 shares of the Company’s outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on February 23, 2009, the shareholders of the Company elected Messrs. James J. Schweiger and Gerald Weston as directors of the Company to serve for a three-year term or until their successors are duly elected and qualified.

         The following table shows the results of the voting:

	Total Votes For Each Director	Total Votes Withheld From Each Director
James J. Schweiger	6,700,731	500,010
Gerald Weston	6,706,833	493,908

Each of the following persons' terms as directors continued after the meeting:  David Dumouchel, Mark A. Dumouchel, and Robert J. Landis.

Item 6.  Exhibits

Exhibit 10.1
Change in Terms Agreement, dated March 20, 2009, between Key Bank National Association and ADCO Surgical Supply, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 26, 2009)

Exhibit 31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
Exhibit 31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYER MEDICAL GROUP, INC. Registrant
Date: May 15, 2009	By:	/s/ Mark Dumouchel

	Name:	Mark Dumouchel
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Sandra M. Zimmerman

	Name:	Sandra M. Zimmerman
	Title:	Chief Financial Officer (Principal Financial Officer)