Form 10-K
period 2009-06-30
NYER MEDICAL GROUP INC
filed 2009-09-28
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________

Commission file number: 000-20175

Nyer Medical Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

FLORIDA	01-0469607
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13 Water Street, Holliston, MA	01746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(508) 429-8506

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.0001	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates as of December 31, 2008, was $3,040,986 based on the closing price on NASDAQ Capital Market on such date.

The number of the registrant’s shares of common stock outstanding as of September 21, 2009: 3,978,199.

Documents incorporated by reference:  None

In this annual report, the terms the “Company,” “Nyer,” “we,” “us,” or “our” refers to Nyer Medical Group, Inc., unless the context indicates otherwise.

EXPLANATORY NOTE

        The consolidated financial statements of the Company and its subsidiaries at and for the fiscal year ended June 30, 2008, and related financial information have been restated to correct errors in the accounting for direct costs associated with the purchase of the minority interest in DAW, Inc., now a wholly owned subsidiary of the Company, in February 2008.  These costs were expensed, rather than considered part of the cost of the acquisition in accordance with generally accepted accounting principles (“GAAP”).  For further details on the nature of the corrections and the related effects on the Company's previously issued consolidated financial statements, see Note 3, Restatements of Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data.  Restated balances have been identified with the notation "restated" where appropriate.  Throughout this Annual Report, the term "as previously reported" will be used to refer to balances from the 2008 consolidated financial statements as reported prior to restatement for the correction of these errors.

        In accordance with the relief granted to the Company by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”), we are filing this comprehensive Annual Report on Form 10-K for the year ended June 30, 2009, with expanded financial and other disclosures in lieu of filing a separate amended Annual Report on Form 10-K for the year ended June 30, 2008, and separate amended Quarterly Reports on Form 10-Q for the periods ended December 31, 2007, and March 31, 2008.  This comprehensive report is being filed to facilitate the dissemination of current financial and other information to investors.  The Company does not intend to file a separate amended Annual Report on Form 10-K for the year ended June 30, 2008, or amended Quarterly Reports on 10-Q for the periods ended December 31, 2007, or March 31, 2008, September 30, 2008, December 31, 2008, and March 31, 2009, to reflect restated financial information.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This Annual Report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  Forward looking information includes statements concerning pharmacy sales trends, prescription margins, the sale of discontinued operations, and demographic trends as well as those that include or are preceded by the words “expects,” “estimates,” “believes,” “plans,” “anticipates,” or similar language.

Forward looking statements may involve risks and uncertainties known or unknown to us that could cause results to differ materially from management’s expectations as projected in such forward-looking statements.  These risks and uncertainties are discussed in Item 1A below.

Other risks may adversely impact us, as described more fully in this Annual Report under “Item 1A. Risk Factors.”

You should not place undue reliance upon forward looking statements.

 Unless otherwise required by applicable securities laws, we assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

TABLE OF CONTENTS

PART I

ITEM 1.  Business

We were incorporated in Florida on December 10, 1988.  In August 1996, we acquired 80% of D.A.W., Inc., (“DAW”) d/b/a Eaton Apothecary.  In February 2008, we acquired the remaining 20%.  DAW owns and operates a chain of retail pharmacies in the suburban Boston, Massachusetts, area and provides comprehensive pharmacy management services to various not-for-profit entities.

Retail Pharmacies Business

•	Strategy

DAW’s strategy is to seek out and capitalize on existing and developing niches within the expanding market for prescription medications and pharmacy services.  Toward that end, DAW has established four distinct and diverse operating platforms.

The first platform is comprised of DAW’s original core retail stores.  These core stores are exclusively traditional neighborhood community pharmacies ranging in size from 2,000 to 5,000 square feet.  They are mostly located in geographically favorable locations and are able to compete with larger chain competitors by offering free delivery and providing superior customer service.  DAW operates 11 pharmacies consistent with this platform.

The second platform is a service platform whereby DAW leverages its infrastructure and core competence of managing pharmacy operations.  DAW partners with health centers classified as Federally Qualified Health Centers (“FQHC”) under Section 340B of the Public Health Services Act (“340B”) to provide comprehensive pharmacy management services to pharmacies operating within the health center.  In addition to operating a pharmacy within an area of very dense medical activity, it is only through these 340B pharmacies that uninsured Massachusetts residents are able to obtain prescription medications.  DAW operates five pharmacies consistent with this platform.

The third platform is a hybrid platform whereby DAW augments its dispensing activity at some of its community pharmacies through a contractual relationship with a FQHC with insufficient critical mass to support a stand-alone pharmacy within the health center.  DAW maintains a separate inventory on behalf of the FQHC for the purpose of dispensing medications to uninsured and other 340B eligible patients.  DAW operates seven pharmacies consistent with this platform.

The fourth platform is designed to service location insensitive business.  Location insensitive business is almost exclusively delivery business and is comprised of specialized packaging for assisted living communities and medication non-adherent patients.  The locations are located in lower rent non-prime industrial areas.  As such, the platform has lower operating costs.  DAW operates two pharmacies consistent with this platform.

DAW continues to seek acquisition opportunities of profitable independent pharmacies within contiguous markets whose owners are desirous of selling and entering either semi-retirement or retirement.  DAW is additionally seeking out strategic health center partners to expand its pharmacy management services and is simultaneously responding to inquiries from within this group to assume management and operational responsibility for existing pharmacies.  DAW believes that it will maintain and expand upon its position as the largest and most significant 340B pharmacy provider in Massachusetts.

•	Customers and Third Party Payers

During the fiscal year 2009, approximately 89% of pharmacy revenues were to customers with prescription health insurance coverage that provides payment for all or a portion of a customer’s eligible prescription purchase.  During the fiscal year 2009, the top five of these third party payers accounted for approximately 49% of total revenues, the largest of which represented 17% of total revenues.  During the same period, Medicaid agencies accounted for approximately 9% of total revenues.  Any significant loss of third party payer business could have a material adverse effect on DAW’s business and results of operations.

•	Regulation

DAW’s business is subject to various federal and state regulations.  Pursuant to the Omnibus Budget Reconciliation Act of 1990 and Massachusetts’s regulations, DAW’s pharmacists are required to offer counseling without additional charge to their customers about medication, dosage, delivery systems, common side effects, and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription if the warning could reduce or negate such effect.

The Massachusetts’ Board of Registration in Pharmacy must license DAW’s pharmacies and pharmacists.  DAW’s pharmacies are also registered with the Federal Drug Enforcement Administration (“DEA”) and are subject to DEA regulations relative to operations, purchasing, storing, and dispensing of controlled substances.  Any violations of any applicable statute, rule, or regulation could result in the suspension or revocation of licenses.

DAW’s pharmacies are subject to patient privacy and other obligations, including corporate pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act (“HIPAA”).  As a covered entity, DAW is required to implement privacy and data security standards and train its associates on the permitted uses and disclosures of protected health information.  DAW is additionally required to safeguard against the loss of protected, private health information.  Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

By virtue of its contracts with health centers and its participation in the 340B program, DAW must additionally be familiar with, and operate according to, the regulations of other regulatory bodies including the Department of Public Health, the Massachusetts Health Safety Net Organization, and the Joint Commission on Accreditation of Healthcare Organizations.  DAW believes that its knowledge within this confusing landscape makes it an attractive partner and serves as a barrier to competition.

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in the Massachusetts state legislature that would affect major changes in the healthcare system, either nationally or at the state level.  Although DAW believes it is well positioned to respond to these developments, it cannot predict the outcome or effect of legislation resulting from these reform efforts.

•	Competition

A significant number of DAW’s pharmacies compete in markets also served by either CVS Caremark Corporation or Walgreen Co. or both.  These two chains have greater financial resources and economies of scale than DAW but do not offer services comparable to DAW.

Many of the largest pharmacy benefit management companies (“PBMs”) have instituted differential prescription co-payment structures for retail versus mail order pharmacies whereby patients are offered lower co-payments if mail-order service is utilized to obtain their chronic or maintenance medications.  While DAW has lost some of its customer base to mail order, its overall unit volume continues to show a net prescription dispensing increase on a comparable monthly basis.  Furthermore, these mail order differentials have narrowed recently moving the market toward a more level orientation.

Some large mass merchant retailers such as Wal-Mart Stores, Inc., and Target Corp. have instituted one-price prescription programs on select generic medications in attempts to gain market share.  None of these retailers operate stores in immediate proximity to any of DAW’s pharmacies.  Accordingly, DAW does not believe it has lost market share to these programs.

•	Supply Chain

DAW purchases in excess of 90% of its pharmaceuticals from McKesson Corporation (“McKesson”) pursuant to a Supply Agreement, which expires January 31, 2012.  Under the terms of the agreement, DAW stores receive delivery five days per week and receive volume discounts based upon aggregate average monthly net purchase volume.  DAW receives discounts on generic pharmaceuticals based upon the volume of generic purchases as a percent of total purchases.  DAW purchases pharmaceuticals from generic pharmaceutical distributors as well as other specialty vendors such as Hallmark Cards, Inc., and various distributors of durable medical equipment and surgical supplies on a significantly lower scale.  There are many wholesale competitors of McKesson, each of whom would be capable of supplying DAW’s purchasing needs on similar terms and on a comparable scale.

Discontinued Operations

In December 2008, we sold the inventory and prescription lists of our Topsfield, Massachusetts, store (“Topsfield”); in September 2008, we sold certain assets and liabilities of ADCO Surgical Supply, Inc., (“ADCO”), a wholly owned subsidiary of the Company; and in June 2008, we sold ADCO South Medical Supplies, Inc. (“ADCO South”), a wholly owned subsidiary of the company.  As such, Topsfield, ADCO, and ADCO South have been classified as discontinued operations in our financial statements.

Purchase of Minority Interest in DAW and Change of Control of the Company

In February 2008, we completed the acquisition of the remaining 20% of the outstanding common stock of DAW through a series of transactions (the “Acquisition”).  In consideration for the Acquisition, we paid and issued the following: (1) a cash payment of $1,750,000 (which we borrowed from DAW and which was funded by increased credit terms by DAW’s major supplier), (2) 2,000 shares of a newly created series of convertible Series 2 Class B Preferred Stock (the “Series 2 Stock”) which are initially convertible into 218,000 shares of our common stock, and have the same aggregate 4,000,000 voting rights as our then existing Class A Preferred Stock (the “Class A Stock”) and Class B Preferred Stock (the “Class B Stock”), (3) a promissory note in the aggregate principal amount of $350,000, and (4) convertible promissory notes in the aggregate principal amount of $1,500,000, convertible into our common stock at an initial conversion price of $1.84 per share, subject to adjustment.  We also incurred $458,516 of transaction costs related to this acquisition.

Also in February 2008, we purchased from Mr. Samuel Nyer (“Mr. Nyer”), 2,000 shares of Class A Stock and 1,000 shares of Class B Stock held by Mr. Nyer (which represented all of the then issued and outstanding shares of such preferred stock) in exchange for a promissory note in the amount of $400,000.  Further, the former minority shareholders of DAW (the “Minority Shareholders”) purchased from Nyle International Corp. (“Nyle”), a corporation controlled by Mr. Nyer, 597,826 shares of our common stock.

As a result of the Acquisition, the purchase by the Minority Shareholders from Nyle, our repurchase of shares from Mr. Nyer, and the appointment of Mark and David Dumouchel to fill director and officer vacancies, we experienced a change of control with the Minority Shareholders owning an aggregate of approximately 58% of the voting power of our outstanding common stock.

Employees

DAW has a stable and experienced workforce consisting of 190 full-time and 170 part-time employees.  Of these, 69 are pharmacists licensed by the Board of Registration in Pharmacy.  None of our employees are employed pursuant to a collective bargaining agreement.

Availability of SEC Filings

We have not filed amendments to any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

All our reports filed with the Securities and Exchange Commission (“SEC”) are available free of charge via EDGAR through the SEC website at www.sec.gov.  In addition, the public may read and copy materials we filed with the SEC at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the public reference room by calling 1-800-732-0330.  We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement, and Annual Report at no charge available through our website at www.nyermedicalgroup.com as soon as reasonably practicable after filing electronically such material with the SEC.  Copies are also available, without charge, from Nyer Medical Group, Inc., P.O. Box 6880, Holliston, MA 01746.

ITEM 1A.  Risk Factors

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us.  These forward-looking statements are based on current expectations and we assume no obligation to update this information.  You should carefully consider the risks described below and elsewhere in this Annual Report before making an investment decision.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  The trading prices of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  The following risk factors are not the only risk factors facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Nyer is reliant on current management for its success

DAW is a niche business that relies on the unique qualifications of Nyer’s president and chief executive officer as well as the management team of the pharmacies.  The healthcare landscape has become increasingly intricate with the addition of government programs and regulations such as Medicare Part D and the Medicare Modernization Act of 2003.  Management’s knowledge of this landscape and its ability to operate within it is critical to Nyer’s success.  As Nyer continues to grow, it may require the services of additional executives.  The loss of certain other key employees could have a material effect upon the business of Nyer.  At the present time, we have key-man term life insurance on the lives of our president and chief executive officer and the management team of the pharmacies.

Control of Nyer is held by a few shareholders

Nyer’s controlling shareholders are Michael and Lucille Curry, David Dumouchel, Mark Dumouchel (President and Chief Executive Officer), Wayne Gunter, and Donato Mazzola, all management of DAW.  They each own 400 shares of Series 2 Stock which each has voting rights equal to 2,000 votes per share on any matter put to a vote of the Common Stock (equivalent to 800,000 votes of common stock).  They also each own 119,565 shares of common stock, with the exception of Mark Dumouchel who owns 119,566 shares of common stock and Donato Mazzola who owns 119,965 shares of common stock.

These holdings collectively represent approximately 58% of the outstanding voting securities of Nyer.  As a result, although they are not part of a group nor subject to any voting agreements, if they vote the same way, they would effectively control the voting power of Nyer.  Accordingly, they are in a position to elect a majority of Nyer’s directors and control the policies and operations of Nyer. Accordingly, they are in a position to elect a majority of Nyer’s directors and control the policies and operation of Nyer.

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

Volatility in the trading volume and ability to remain listed on NASDAQ may negatively affect our stock price

Because of the small volume of trading in our common stock, the market price of our common stock can be affected by increases in trading volume.  In addition, our common stock is listed on the NASDAQ Capital Market or NASDAQ.  NASDAQ rules provide that if the market price of a share of common stock is less than $1 for 30 consecutive trading days, it can be delisted upon the happening of certain events.  On September 15, 2009, NASDAQ notified us that we were not in compliance with this rule and that our common stock would be delisted if we did not regain compliance by March 15, 2010.  If our common stock is delisted by NASDAQ, the market price of the common stock may be negatively impacted.

The exercise of our outstanding stock options could adversely affect our outstanding common stock

Our stock option plans are an important component of our compensation program for our employees, directors and consultants.  As of June 30, 2009, we have outstanding options to purchase approximately 1,435,000 shares of common stock with exercise prices ranging from $0.88 to $6.44 per share, which represents approximately 27% of our outstanding common stock on a fully diluted basis.  As of June 30, 2009, we also have investors who hold warrants to purchase 53,320 shares of common stock at an exercise price of $2.60 per share which expire in April 2010.  The existence of such rights to acquire common stock at fixed prices may prove a hindrance to our efforts to raise future funding by the sale of equity.  The exercise of such options or warrants will dilute the percentage ownership interest of our existing stockholders and may dilute the value of their ownership.  The possible future sale of shares issuable on the exercise of outstanding options could adversely affect the prevailing market price for our common stock.  Further, the holders of the outstanding rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Investors should not expect dividends

Nyer intends to retain future earnings, if any, to finance its growth.

Certain risks are inherent with operating pharmacies; our liability insurance may not be adequate to cover potential claims

Our pharmacies are exposed to risks inherent in dispensing of prescription medications.  These include the potential for dispensing errors and the providing of inadequate counseling or warning.  Although we maintain professional liability insurance, claims may result in significant liability which may be beyond the limits of coverage.  We can offer no assurance that coverage limits under our insurance policies will be adequate to protect against future claims, or that we will maintain adequate insurance on acceptable terms in the future.  Our results of operations, financial condition or cash flows may adversely be affected if in the future our insurance coverage proves to be inadequate.

Our success may vary with regulation of and changes in the delivery of healthcare

The health care industry is subject to extensive government regulation, licensure and operating procedures.  Management cannot predict the impact that present or future regulations may have on operations of DAW.  DAW’s pharmacists also may have a duty to warn customers regarding potential negative effects of a prescription drug if the warning could reduce or negate these effects.  Additionally, DAW is subject to federal DEA and state regulations relating to pharmacy operations, purchasing, storing and dispensing of controlled substances.  DAW is also subject to other federal regulations such as HIPAA.  Moreover, as consolidation among physician provider groups, long-term care facilities and other alternate-site providers continues and provider networks are created, purchasing decisions may shift to individuals with whom DAW has not had prior selling relationships.  There can be no assurance that DAW will be able to maintain its customer relationships in such circumstances or that such provider consolidation will not result in reduced operating margins.  Also, national health care reform has been the subject of a number of legislative initiatives by Congress.  Due to uncertainties regarding the ultimate features of health care reform initiatives and their enactment and implementation, DAW cannot predict which, if any, of such reform proposals will be adopted, when it may be adopted or what impact they may have on DAW or its customers.  The actual announcement of reform proposals and the investment community’s reaction to such proposals, announcements by competitors of their strategies to respond to reform initiatives and general industry conditions could produce volatility in the trading and market price of Nyer’s common stock.

We are experiencing pricing pressures from health care providers and third party payers

A significant portion of the costs for prescription medication in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans.  In recent years, private third party reimbursement plans have developed increasingly sophisticated methods of controlling prescription benefit costs through benefit redesign and the exploration of more cost-effective methods.  Accordingly, there can be no assurance that reimbursement for the dispensing of prescription medications will not be limited or reduced and thereby adversely affect future sales by DAW.  In addition, any substantial delays in reimbursement, significant reduction in coverage or payment rates from third party payers can have a material adverse effect on the financial results of the pharmacies.

DAW is dependent on relationships with vendors

DAW is dependent on vendors to supply inventory.  Currently, DAW relies on its vendors to provide: (i) agreeable purchasing and delivery terms; (ii) sales performance incentives; (iii) financial support of sales and marketing programs; and (iv) promotional materials.  There can be no assurance that DAW will maintain good relations with its vendors.  During the year ended June 30, 2009, DAW had one vendor whose relationship accounts for over 90% of our inventory purchases.  DAW believes that, if necessary, it can replace the vendor with no adverse cost effect; but DAW’s ability to maintain good relations with vendors will affect the profitability of its business.

DAW is dependent on employees

DAW depends on the continued service of, and on the ability to attract, motivate and retain a sufficient number of pharmacists for our stores.  Management believes that DAW’s success is dependent, in part, on its continued ability to attract and retain qualified and skilled pharmacists.  Over the years, a significant shortage of pharmacists has developed due to industry competition as well as competition from other industries.  This has resulted in continued upward pressure on pharmacist compensation packages.  There can be no assurance that we will be able to attract, hire and retain sufficient numbers of pharmacists necessary to continue to develop and grow its business.  The inability to attract and retain a sufficient number of pharmacists could limit our ability to increase revenue and impact our ability to deliver high levels of customer service.

We may fail to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors.  Our efforts to comply with the requirements of the Sarbanes-Oxley Act of 2002, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.  Although our management has determined that we had effective internal control over financial reporting as of June 30, 2009, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting.  In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm.  Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

We have non-cancelable leases for 20 pharmacies throughout the suburban Boston, Massachusetts, area.  Stores range in size from 325 to 5,100 square feet and monthly lease payments range from $730 to $11,900.  In addition to minimum lease payments, which are set at competitive market rates, certain leases require additional payments for reimbursement of taxes, maintenance, and insurance.  Most locations have renewable lease options.   Our executive and administrative offices are located at 13 Water Street, Holliston, Massachusetts, where we lease 3,251 square feet.  We believe our current premises are adequate for our current foreseeable needs.

In addition, ADCO, currently classified as a discontinued operation, owned a 23,000 square foot facility in Bangor, Maine, which was sold on September 21, 2009.

ITEM 3.  Legal Proceedings

In the ordinary course of business, we may become involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding that would have a material effect on operating results.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

Our shares of common stock are listed and traded on NASDAQ under the symbol “NYER.”

The continuation of quotations on NASDAQ is subject to certain conditions.  The failure to meet these conditions may prevent our common stock from continuing to be quoted on NASDAQ and may have an adverse effect on the market for our common stock.   We have received notice that we are not currently in compliance with NASDAQ’s minimum price listing standard and that our common stock will be delisted if we do not regain compliance by March 15, 2010.  The high and low sales prices for our common shares for the eight quarters ending June 30, 2009, are as follows:

	High	Low
Year ended June 30, 2009:
First quarter ended September 30, 2008	$1.49	$1.11
Second quarter ended December 31, 2008	$1.22	$0.52
Third quarter ended March 31, 2009	$1.11	$0.76
Fourth quarter ended June 30, 2009	$1.14	$0.77

Year ended June 30, 2008:
First quarter ended September 30, 2007	$2.08	$1.75
Second quarter ended December 31, 2007	$1.82	$0.99
Third quarter ended March 31, 2008	$1.70	$1.06
Fourth quarter ended June 30, 2008	$1.65	$1.13

Such prices reflect inter-dealer prices and do not reflect retail mark-ups, markdowns, or commissions.  Our shares are traded sporadically, which may affect the prices.

Holders of Record

As of September 21, 2009, there were approximately 46 holders of record of our shares of common stock.

Dividends

Although there are no restrictions on our ability to pay dividends, to date we have not declared any cash dividends on any class of security nor do we anticipate doing so in the foreseeable future.

Issuer Purchases of Equity Securities

On May 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to 150,000 shares of our outstanding common stock from time-to-time in open market transactions at prevailing market prices.  There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated, of which there remains 148,000 shares authorized for repurchase.  There was no common stock repurchased or sales of unregistered securities for the fourth quarter ended June 30, 2009.

ITEM 6.  Selected Financial Data.

This Item is not required to be completed by smaller reporting companies.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements included in Item 8 of this Annual Report and the related notes thereto included elsewhere in this Annual Report.  This discussion and analysis of our financial condition and results of operations contains forward looking statements that involve risks and uncertainties.  We have based these forward looking statements on our current expectations and projections of future events.  Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainty, and other factors that may cause results to differ materially from those contemplated in such forward looking statements.

Overview

We operate a chain of pharmacies and provide pharmacy management services to various not-for-profit entities.   The majority of DAW’s business is conducted pursuant to contracts with pharmacy benefit management companies and the Commonwealth of Massachusetts Medicaid Department, and each applies consistent downward pressure on our margins.

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

During the fiscal year 2009 and 2008, our results also included discontinued operations that consisted of the wholesale and retail sales of medical equipment and supplies of ADCO, ADCO South, and the pharmacy revenues of our Topsfield store.

Recent Developments

 In March 2009, we began operating at the Dimock Community Health Center in Roxbury, Massachusetts, increasing our number of locations with 340B affiliations to 14 and our total pharmacy locations to 25.

In December 2008, we sold the inventory and prescription lists of Topsfield to CVS Pharmacy LLC (“CVS”).  A gain of $507,000 was recognized on the sale.

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

In September 2008, we sold certain assets and liabilities of ADCO and a loss of $193,260 was recognized on the sale.   In connection with the sale, we recorded a note receivable of $50,000.  We and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  As of June 30, 2009, we are unable to determine the final outcome of this dispute, but it may result in an additional loss on the disposal of discontinued operations.

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

Summary of Financial Impacts of Restatements

The consolidated financial statements of Nyer and our subsidiaries at and for the fiscal year ended June 30, 2008, and related financial information have been restated to correct errors in the accounting for direct costs associated with the purchase of the minority interest in DAW now a wholly owned subsidiary of the Company in February 2008.  These costs were expensed, rather than considered part of the cost of the acquisition in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.  In addition, our consolidated financial statements reflect the presentation of the discontinued operations for ADCO, ADCO South, and Topsfield as of and for the years ended June 30, 2009 and 2008, and certain other classifications made to conform the fiscal year 2008 consolidated financial statements to the presentation of the fiscal year 2009 consolidated financial statements.  For further details on the nature of the corrections and reclassifications and the related effects on the Company's previously issued consolidated financial statements, see Note 3, Restatements of Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data.  Restated balances have been identified with the notation "restated" where appropriate.  The remainder of this management’s discussion and analysis is based on amounts as restated.

Comparison of the year ended June 30, 2009, to the year ended June 30, 2008

Results of Operations

Net revenues.   We recognize revenue both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through dispensing of prescriptions with inventory owned by Federally Qualified Health centers (“FQHCs”) pursuant to pharmacy management services contracts entered into between us and various FQHCs.  The following table sets forth for the periods indicated pharmacy and dispensing fees revenues from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	Year ended June 30
			Change
	2009	2008	$	%
Sales	$68,907,483	$65,394,219	$3,513,264	5.4%
Dispensing fees	5,815,361	3,200,795	2,614,566	81.7%
Total net revenues	$74,722,844	$68,595,014	$6,127,830	8.9%

Total net revenues increased $6,127,830 to $74,722,844 or 8.9% for fiscal year 2009, as compared to $68,595,014 for fiscal year 2008.  The primary reason for the increase in revenues was due to the addition of five new locations in April, July, and October 2008, and March 2009.  We operated 25 locations as of June 30, 2009, compared to 23 locations in the prior year.    Net revenues decreased 2% at stores open more than one year due to our decision to transfer accounts representing approximately $5,300,000 in net revenues to two of the newly opened pharmacies.  The transfer was done to group certain specialized accounts together in order to achieve efficiencies in the dispensing process.  If the effect of the business transfer is taken into effect, comparable revenue increased approximately 5% for fiscal year 2009.

The pharmacy sales (revenues other than dispensing fees) increased $3,513,264 to $68,907,483 or 5.4% for fiscal year 2009 as compared to $65,394,219 for fiscal year 2008.  Sales decreased 4% at stores open more than one year due to our decision to transfer accounts representing approximately $4,500,000 in fiscal 2009 to two of the newly opened pharmacies.  If the effect of the business transfers is in taken into account, comparable sales increased approximately 3% for fiscal year 2009.

The total number of prescriptions dispensed increased 34% for the fiscal year 2009.  The number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of total number of prescriptions dispensed.  Generic medications typically have a lower selling price than brand name medications.  We attribute the increase in prescription dispensing to greater drug utilization on the part of an aging population, an overall increase in market share within certain communities, and an increased utilization of pharmacy services by patients of FQHCs with whom the pharmacies have contracts to provide services.  The pharmacies manage two pharmacies owned by FQHCs and additionally have contracts to provide pharmacy services to patients of five other FQHCs. The pharmacies maintain a segregated inventory owned by the FQHCs for the purpose of dispensing prescriptions to health center patients.

Dispensing fee revenue increased $2,614,566 to $5,815,361 or 81.7% for fiscal year 2009 as compared to $3,200,795 for fiscal year 2008.  This increase is primarily attributable to our new pharmacy contract with the East Boston Neighborhood Health Center in East Boston, as well as the expanded number and increased demand for covered medications effectuated during the fiscal year by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with us, and marketing initiatives targeting the patients of the FQHCs.

Cost of sales.  The following table sets forth for the periods indicated cost of sales from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	Year ended June 30
			Change
	2009	2008	$	%
Cost of sales	$54,560,932	$51,019,594	$3,541,338	6.9%

Profit margin rate	20.8%	22.0%		(1.2)%

Cost of sales increased $3,541,338 to $54,560,932 or 6.9% for fiscal year 2009, as compared to $51,019,594 for fiscal year 2008 due to increased sales and declining insurance reimbursement rates.  Cost of goods sold includes the following:  the cost of inventory sold during the period, net of related vendor rebates, allowances and purchase discounts, costs incurred to return merchandise to vendors, inventory shrinkage costs, and inbound freight charges.

Gross profit margins.  Pharmacy gross profit margins decreased by 1.2% to 20.8% for fiscal year 2009 as compared to 22.0% for fiscal year 2008 primarily due to declining insurance reimbursement rates.  Dispensing fee revenue is excluded from the calculation as there is no correlating inventory cost associated with the services provided.

Selling, general, and administrative expenses.  The following table sets forth for the periods indicated selling, general, and administrative expenses (“SG&A”) from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	Year ended June 30
			Change
	2009	2008	$	%
		(restated)
SG&A expenses	$19,815,584	$16,775,376	$3,040,208	18.1%

SG&A increased $3,040,208 to $19,815,584 or 18.1% for fiscal year 2009, as compared to $16,775,376 for fiscal year 2008.  The increase was primarily due to increases in payroll costs of approximately $3,165,000, facility rent of approximately $109,000, and equipment rent of approximately $146,000, partially offset by a decrease in advertising expense of approximately $402,000.  The increases in payroll costs were primarily due to $2,364,000 related to six newly opened locations plus $801,000 at stores open more than one year and are predominately the result of market pressures on salary and benefit packages for pharmacists.  The additional pharmacies also added approximately $197,000 in additional overhead.

Other income (expense), net.  The following table sets forth for the periods indicated the breakdown of other income (expense):

	Year ended June 30
			Change
	2009	2008	$	%
Interest expense	$(185,247)	$(98,188)	$(87,059)	88.7%
Interest income	11,104	11,631	(527)	(4.5)%
Other income	18,112	25,977	(7,865)	(30.3)%
Total other income (expense), net	$(156,031)	$(60,580)	$(95,451)	157.6%

Total other income (expense), net, increased $95,451 primarily due to the interest expense on the related party notes issued in connection with the purchase of the remaining 20% of DAW.

Income taxes.  We recorded an income tax benefit from continuing operations of $182,087 for fiscal year 2009 primarily due to the losses from operations, offset by changes in deferred tax assets.  In addition, for fiscal year 2009, we recorded income tax benefit from discontinued operations of $2,394 and income tax expense of $142,176 due to the disposal of the discontinued operations of ADCO and Topsfield.  We recorded income tax expense from continuing operations of $12,132 for fiscal year 2008 primarily due to the income from operations and changes in deferred taxes.  We also recorded income tax expense from discontinued operations of $93,407 and income tax benefit of $1,270 due to the disposal of discontinued operations.

 Discontinued operations.  In December 2008, we sold the inventory and prescription lists of Topsfield to CVS.  In conjunction with this sale, we also entered into a non-compete agreement with CVS, whereby we agreed not to compete for three years within a 10-mile radius of the CVS store located in Danvers, Massachusetts, excluding two currently operating Eaton Apothecary pharmacies.  A gain of $507,000 was recognized on the sale of Topsfield.

In September 2008, we sold certain assets and liabilities of ADCO, a medical and surgical equipment and supplies company engaged in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England and the internet.  A loss on disposal of $193,260 was recognized on the sale of ADCO’s certain assets and liabilities.  In connection with this sale, we received a $50,000 note receivable that was payable January 31, 2009.  We and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  We are unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

We retained ADCO’s building and land and its line of credit of $300,000, which has been fully utilized.  The buyer of ADCO’s assets had an option to purchase the building and land that was not exercised and expired on January 31, 2009.   On September 21, 2009, we sold the building to Dovesco, LLC, an assignee of Doane, for $830,000 and recognized a gain on the sale of $519,199.    A portion of the proceeds from the sale was used to pay the existing line of credit.  No balance remains outstanding against the line; and as of September 21, 2009, the line of credit was terminated.

In June 2008, we sold ADCO South, a medical and surgical equipment and supplies company engaged in the wholesale selling of medical equipment and surgical supplies throughout Florida.  We recognized a loss on the sale of $5,112.

In December 2007, we reevaluated the outstanding liabilities related to our fire and police segment (discontinued in 2004) and concluded there were no remaining liabilities.  The liabilities were reversed and a $298,628 gain has been reflected in discontinued operations.

Deemed dividend on redemption of preferred stock.  In February 2008, we redeemed the then outstanding Series A and B Preferred Stock for $400,000.  The excess over the carrying value of $3 was recorded as a deemed dividend and increased the net loss applicable to common shareholders.   For the year ended June 30, 2008, this resulted in $399,997 being subtracted from net earnings.  Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force Topic D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock,  provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net (loss) income available to common shareholders in the calculation of earnings per share.

Comparison of the year ended June 30, 2008, to the year ended June 30, 2007

Results of Operations

Net revenues.   The following table sets forth for the periods indicated pharmacy and dispensing fees revenues from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	Year ended June 30
			Change
	2008	2007	$	%
Sales	$65,394,219	$59,605,468	$5,788,751	9.7%
Dispensing fees	3,200,795	2,335,674	865,121	37.0%
Total net revenues	$68,595,014	$61,941,142	$6,653,872	10.7%

Total revenues increased $6,653,872 to $68,595,014 or 10.7% for fiscal year 2008, as compared $61,941,142 for fiscal year 2007.  The primary reason for the increase in revenues was due to a 4.75% increase in the number of prescriptions dispensed at stores open more than one year, the acquisition of a pharmacy in July 2007, and the addition of three new pharmacies in April and December 2007, and February 2008.  Stores open more than one year experienced a 2.4% growth in revenue.   The growth in the number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of the total number of prescriptions dispensed.  Generic medications typically have a lower selling price than brand name medications.

The pharmacy sales (revenues other than dispensing fees) increased $5,788,751 to $65,394,219 or 9.7% for fiscal year 2008 as compared to $59,605,468 for fiscal year 2007.  The increase was attributable to the acquired pharmacy, the opening of three new pharmacies, and a 2.0% increase in sales at locations open more than one year.  The increase in prescription dispensing at stores open more than one year can be attributed to greater drug utilization on the part of an aging population, an overall increase in market share within certain communities, and an increased utilization of pharmacy services by patients of FQHCs with whom the pharmacies have contracts to provide services.  The pharmacies manage two pharmacies owned by FQHCs and additionally have contracts to provide services.  The pharmacies manage two pharmacies owned by FQHCs and additionally have contracts to provide pharmacy services to patients of five other FQHCs.  The pharmacies maintain a segregated inventory owned by the FQHCs for the purpose of dispensing prescriptions to health center patients.

Dispensing fee revenue increased $865,121 to $3,200,795 or 37.0% for fiscal year 2008 as compared to $2,335,674 for fiscal year 2008.  Two locations which opened in February and April 2007, accounted for $513,013 of the increase.  The remainder of the increase can be attributed to an expanded number of and increased demand for covered medications effectuated during the fiscal year by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with DAW, and marketing initiatives targeting the patients of the FQHCs.

Cost of sales.  The following table sets forth for the periods indicated cost of sales from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	Year ended June 30
			Change
	2008	2007	$	%
Cost of sales	$51,019,594	$46,874,820	$4,144,774	8.8%

Profit margin rate	22.0%	21.4%		0.6%

Cost of sales increased $4,144,774 to $51,019,594 or 8.8% for fiscal year 2008, as compared to $46,874,820 for fiscal year 2007 primarily due to increased sales.  Cost of goods sold includes the following:  the cost of inventory sold during the period, net of related vendor rebates, allowances and purchase discounts, costs incurred to return merchandise to vendors, inventory shrinkage costs, and inbound freight charges.

Gross profit margins.  Pharmacy gross profit margins slightly increased to 22.0% for fiscal year 2008 as compared to 21.4% for fiscal year 2007 primarily due to increased purchase volume discounts as well as increased dispensing of generic medications which carry higher gross profit margins.  Each helped to offset lower insurance reimbursements.  Dispensing fee revenue is excluded from the calculation as there is no correlating inventory cost associated with the services provided.

Selling, general, and administrative expenses.  The following table sets forth for the periods indicated SG&A from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	Year ended June 30
			Change
	2008	2007	$	%
	(restated)
SG&A expenses	$16,775,376	$14,030,223	$2,745,153	19.6%

SG&A increased $2,745,155 to $16,775,378 or 19.6% for fiscal year 2008, as compared to $114,030,223 for fiscal year 2007.  The increase was primarily due to increases in payroll costs of approximately $2,200,000, rent expense and administrative expenses.  Increased labor costs consisted of the following:  $1,000,000 of the increase occurred at stores open more than one year and is predominately the result of market pressures on salary and benefit packages for pharmacists.  The balance of the increase in payroll is attributable to the pharmacy acquired in July 2007, as well as the four pharmacies opened between February 2007 and February 2008.  The additional pharmacies also added approximately $300,000 in additional overhead.

Other income (expense), net.  The following table sets forth for the periods indicated the breakdown of other income (expense):

	Year ended June 30
			Change
	2008	2007	$	%
Interest expense	$(98,188)	$(25,769)	$(72,419)	281.0%
Interest income	11,631	14,077	(2,446)	(17.4)%
Other income	25,977	16,040	9,937	62.0%
Total other income (expense), net	$(60,580)	$4,348	$(64,928)	(1493.3)%

Total other income (expense), net, increased $72,419 primarily due to the interest expense on the related party notes issued in connection with purchase of the remaining 20% of DAW.

Income taxes.  We determined that in fiscal year 2009, we would be able to utilize a portion of the tax benefits from intangible assets previously written-off for book purposes and we most likely would not be able to utilize the benefit from the increase in the Florida net operating loss.  The net tax effect of these changes is a decrease of $19,000 in the valuation allowance for fiscal year 2008.

Discontinued operations.    In December 2008, we sold the inventory and prescription lists of Topsfield to CVS.  In conjunction with this sale, we also entered into a non-compete agreement with CVS, whereby we agreed not to compete for three years within a 10-mile radius of the CVS store located in Danvers, Massachusetts, excluding two currently operating Eaton Apothecary pharmacies.  A gain of $507,000 was recognized on the sale of Topsfield.

In September 2008, we sold certain assets and liabilities of ADCO and recognized a loss on disposal of $193,260.

In June 2008, we sold ADCO South and recognized a loss on the sale of $5,118.

In December 2007, we reevaluated the outstanding liabilities related to our fire and police segment (discontinued in 2004) and concluded there were no remaining liabilities.  The liabilities were reversed and a $298,628 gain has been reflected in discontinued operations.

Deemed dividend on redemption of preferred stock.  In February 2008, we redeemed the then outstanding Series A and B Preferred Stock for $400,000.  The excess over the carrying value of $3 was recorded as a deemed dividend and increased the net loss applicable to common shareholders.   For fiscal year 2008, this resulted in $399,997 being subtracted from net earnings.  FASB Emerging Issue Task Force Topic D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net income available to common shareholders in the calculation of earnings per share.

Liquidity and Capital Resources

As of June 30, 2009, we had $62,752 of cash as compared to $140,688 at June 30, 2008, as cash was used to fund current operations.  Our primary source of liquidity is cash provided by operations, and our principal uses of cash are operating expenses, acquisitions, capital expenditures, and repayments of debt.

Net cash used by operating activities from continuing operations.  Net cash used by operating activities from continuing operations was $549,931 for fiscal year 2009 and consisted of our net loss of $256,076 adjusted for non-cash items of $600,053 (including depreciation of $539,398, and amortization, provision for losses in accounts receivable, and stock-based compensation expenses of $136,575, offset by a decrease deferred income taxes of $76,500) and net cash used from changes in working capital of $893,908.  The net cash used from changes in working capital, net of effects of acquisitions and disposals, was principally the result of an increase in inventories, accounts receivable, and prepaid expenses and other current assets partially offset by an increase in accounts payable.    The increase in inventories was primarily the result of new pharmacy locations and the increase in accounts receivable and accounts payable was due to the increase in sales.

Net cash used in investing activities from continuing operations.   Net cash used in investing activities from continuing operations was $592,767 for fiscal year 2009 and consisted of the purchase of equipment primarily due to the new pharmacy locations, the purchase of three new delivery trucks to meet the requirements of an increased delivery radius necessitated by one of our assisted living facility contracts, and the upgrade of some of our existing information technology equipment.

Net cash used in financing activities from continuing operations.   Net cash used in financing activities from continuing operations was $98,691 for fiscal year 2009 and consisted of long-term debt repayments of $263,959 and principal payments on the capital lease obligation of $15,024 partially offset by the proceeds from the capital lease equipment financing of $180,292.

We recognized a net operating loss of $282,142 for fiscal year 2009.  Although it is our intention is to generate an operating profit in the future, there can be no assurance that we will not generate a net operating loss.  We believe the cash provided from operations, including favorable payment terms with our largest vendor and timely cash receipts due from accounts receivable from third party payers, along with the remaining proceeds from the sale of the ADCO building, will be adequate to fund our operations for at least the next 12 months.

Contractual Obligations

Asset security interest.  DAW has an agreement with its major supplier to purchase pharmaceuticals.  This agreement terminates January 31, 2012.  Payment for merchandise delivered is secured by a first primary interest in all assets of DAW.

Line of Credit.   ADCO had a $300,000 line of credit (the “line”), which was collateralized by the building and land owned by ADCO and guaranteed by us.  The interest rate for the line was 2% above the Wall Street Journal Prime rate; and repayment of the line was in monthly payments of interest only, with the principal being due at maturity, unless renewed.  The line was scheduled to expire on October 31, 2009.  As of June 30, 2009, we had $300,000 of outstanding borrowings on the line.  The building that was used as collateral for the line of credit was sold on September 21, 2009.  A portion of the proceeds were used to pay off the line, and it was terminated effective September 21, 2009.

 Our principal contractual obligations consist of operating leases, capital leases, and long-term debt and are as follows at June 30, 2009:

					5 years
		Less than	1 to 3	3 to 5	and
	Total	one year	years	years	beyond
Operating leases	$5,763,352	$1,779,462	$2,645,476	$768,564	$569,850
Capital leases	196,350	42,840	85,680	67,830	-
Long-term debt	2,050,015	143,222	1,786,416	120,377	-
Total contractual obligations	$8,009,717	$1,965,524	$4,517,572	$956,771	$569,850

The commitments under our operating leases consist of building and equipment rents.

Purchase of minority interest in DAW.  On February 4, 2008, in consideration for the Acquisition, we paid and issued to the Minority Shareholders the following: (i) a payment of $1,750,000 (which was funded by a promissory note in connection with a certain loan from DAW (the “DAW Note”); (ii) 2,000 shares of Series 2 Stock, a newly-created series of convertible Class B Stock, which shares are initially convertible into 218,000 shares of our common stock, based upon an initial conversion price of $1.84 (which is subject to adjustment), and which have 2,000 votes per share of Series 2 Stock (for an aggregate of 4,000,000 votes); (iii) the $350,000 promissory note (the “Purchase Note”); and (iv) the $1,500,000 of convertible notes (the “Convertible Notes”), which are convertible into an aggregate of approximately 815,217 shares of common stock, based upon an initial conversion price of $1.84.   We also incurred $458,516 of transaction costs related to this acquisition.

On February 4, 2008, we also purchased from Mr. Nyer 2,000 shares of our Class A Stock and 1,000 shares of Class B Stock held by Mr. Nyer (the “Samuel Nyer Purchase”), which represented all of the issued and outstanding shares of such preferred stock, in exchange for a $400,000 promissory note (the “Nyer Promissory Note”).  In accordance with the terms of the Amended Agreement, we cancelled the Class A Stock and the Class B Stock.

As a result of the Acquisition, the issuance of the Series 2 Stock to the Minority Shareholders, the Samuel Nyer Purchase (and subsequent cancellation of the Class A Stock and the Class B Stock), and the appointment of certain Minority Shareholders to fill director and officer vacancies, there has been a change of our control with the Minority Shareholders owning approximately 58% of the voting power of our outstanding common stock and certain Minority Shareholders holding office as director and/or executive officer of us.

Terms of notes issued in connection with purchase of minority interest in DAW. The $350,000 Purchase Note bears interest at the rate of 7% per annum and has a five-year term.  We will make 60 monthly payments of principal of $5,833.33 plus interest under the Purchase Note.  The Purchase Note was assigned to Nyle on February 4, 2008, by the Minority Shareholders as consideration for their purchase of our common stock that was owned by Nyle.

The $1,500,000 Convertible Notes bear interest at the rate of 8% per annum and mature on February 4, 2011.  Interest on the Convertible Notes is paid in arrears on the 15th day of each month and on maturity, commencing on March 15, 2008.  The principal amount, with any interest owed and not yet paid, is due at maturity.

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

After February 4, 2009, we, at our option, may redeem a portion or the entire outstanding principal of the Convertible Notes.  Upon our notice to redeem, the holders of the Convertible Notes may elect to convert their notes prior to their receipt of the redemption payment from us.  The redemption price is 100% of the face amount of the Convertible Notes being redeemed plus accrued and unpaid interest.   The former minority shareholders have indicated that they do not intend to redeem the Convertible Notes until after July 1, 2010.

The DAW Note bears interest at the applicable federal rate in effect on February 4, 2008, and we must repay it on or before February 4, 2013.  In order to have the funds available to finance the loan by DAW to us, DAW and its major supplier agreed to amend the supplier’s payment terms by extending the time period for which DAW has to pay the supplier’s invoices, which, as a result, increased DAW’s available cash.   The increased available cash was used for the loan by DAW to us.

The $400,000 Nyer Promissory Note bears interest at the rate of 7% per annum, has a five-year term with 60 monthly payments of principal of $6,666.67 plus interest.

Series 2 Class B Preferred Stock.  At any time, the holders of the Series 2 Stock may convert their shares into common stock upon our (i) consolidation with or merger into any other person, or (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating our dissolution.  The holders of at least a majority of the Series 2 Stock then outstanding may waive any of the conditions to mandatory conversion and may convert their shares of Series 2 Stock at any time after February 4, 2011.

On February 4, 2011, or such later date as the following conditions are met in their entirety, all of the shares of Series 2 Stock will be converted into common stock:  (i) no event of default has occurred and is continuing beyond any applicable cure periods under the promissory notes issued by us to any of the Minority Shareholders pursuant to the Amended Agreement and (ii) the resale of common stock issuable upon conversion of the Series 2 Stock is covered by an effective registration statement.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory shrinkage, impairment, and income taxes.  We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions.  Actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  For all pharmacy sales other than third party pharmacy sales and those described below, we recognize revenue from the sale of merchandise at the time of the sale.  For third party pharmacy sales, revenue is recognized at the time the prescription is dispensed.  We record third party revenues and related receivables net of provisions for contractual and other adjustments.

We also recognize revenues from transactions wherein the pharmacy dispenses pharmaceuticals from its inventory provided to non-profit organizations through certain governmental programs treating needy patients.  We receive a dispensing fee, a percentage of the cost of the medication, and the replacement of the pharmaceutical.  Replacement of the pharmaceuticals does not result in revenue.  The dispensing fee and the percentage of the prescription cost are recorded as revenue.  We recognize dispensing fee revenue when we dispense prescriptions for non-profit agencies on a per prescription basis and receive a dispensing fee for each prescription dispensed.  In one contract, we also receive a stipulated monthly amount per patient.

Our estimate of uncollectible amounts is based on our historical collection experience and current economic and credit conditions.

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

Impairment.  We evaluate long-lived assets, excluding goodwill, for impairment when events or changes in circumstances indicate that the assets may not be recoverable.  The impairment is measured by estimating the expected future cash flow expected to be generated by the assets and comparing this amount to the carrying value.

Goodwill impairment.  In connection with the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of goodwill.  Our tests during the fourth quarter of fiscal years 2009 and 2008 resulted in no impairment being identified.  However, the process of evaluating goodwill for impairment involves the determination of the fair value of our companies.  Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans.  To the extent that our strategic plans change or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

On June 30, 2009, the carrying value of the Company’s net assets was $8,789,702; and the market capitalization of the Company’s outstanding shares, assuming conversion of outstanding preferred shares, was $3,231,073.   The Company calculated the estimated fair value of the Company as of June 30, 2009, as that amount that would be received to sell the Company as a whole on that date.  It arrived at the estimated fair value by using the December 2008 selling price of the Company’s Topsfield store and other comparable data.  The Company has concluded that the Company’s fair value exceeds its carrying value as of June 30, 2009, and that goodwill is not impaired.

The Company has concluded that the market value of the Company’s common stock as of June 30, 2009, is not an indication of the Company’s market value due to the fact that it is very thinly traded and that the implied fair value test is a more accurate indication of whether or not there has been an impairment of goodwill.  Inherent in such fair value determinations are certain judgment and estimates, including the interpretation of economic indicators and market valuations and assumptions about the Company’s strategic plans.  To the extent that its strategic plans change or that economic and market conditions worsen, it is possible that its conclusion regarding goodwill impairment could change and result in a material effect on financial position and results of operations of the Company.

Income taxes.  We have significant deferred tax assets.  We regularly review deferred tax assets for recoverability considering our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies.  We will establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  Significant judgment is required in making these assessments.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification as the single source of authoritative GAAP.  The Codification will supersede all existing non-SEC accounting and reporting standards.  As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”), which amends FASB SFAS No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information for interim reporting periods. This FSP was effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  We are in the process of evaluating the impacts, if any, of adopting this EITF.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FSAS No. 141 (revised 2007), Business Combinations, and other GAAP.  This statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  Early application is not permitted.   We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In April 2008, the FASB issued FSP Accounting Principles Board 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Settlement).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and on a retroactive basis.  We are evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities.  These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 will not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We adopted SFAS 159 effective July 1, 2008, but have not elected to measure any permissible items at fair value.  As a result, the adoption of this statement did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value.  This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement; and therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  In February 2008, the FASB issued a Staff Position which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  We adopted this statement, except for items covered by the Staff Position, as of July 1, 2008; and the adoption did not have a material impact on our consolidated results of operations and financial condition.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

This Item is not required to be completed by smaller reporting companies.

ITEM 8.  Financial Statements and Supplementary Data

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Nyer Medical Group, Inc.

We have audited the accompanying consolidated balance sheet of Nyer Medical Group, Inc. and subsidiaries as of June 30, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flow for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nyer Medical Group, Inc. and subsidiaries as of June 30, 2009, and the results of their operations and their cash flows for the year then ended  in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule listed under Item 15(a)(2) for the year ended June 30, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 28, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Nyer Medical Group, Inc.

We have audited the accompanying consolidated balance sheet of Nyer Medical Group, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2008 and the results of its operations and its cash flows for the year ended June 30, 2008, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, the consolidated balance sheet as of June 30, 2008 and the related consolidated statement of operations, changes in shareholder’s equity and cash flows have been restated to correct a misstatement.

Our audit referred to above includes the audit of the financial statement schedule listed under Item 15(a) (2) of the Form 10-K report of Nyer Medical Group, Inc. for the year ended June 30, 2008.  In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

/s/ Sweeney, Matz & Co.

Pompano Beach, Florida
September 16, 2008, except for Note 3 which is dated September 25, 2009

PART I—Financial Information
Item 1.  Financial Statements
NYER MEDICAL GROUP, INC.
Consolidated Balance Sheets

	June 30
	2009	2008
		(restated)
Assets
Current assets:
Cash	$62,752	$140,688
Accounts receivable, net of allowance for doubtful accounts of $18,200 at June 30, 2009, and $24,552 at June 30, 2008	5,348,256	4,445,265
Inventories, net	6,966,107	6,976,703
Prepaid expenses and other current assets	979,226	664,849
Current portion of deferred tax assets	361,300	194,000
Assets to be disposed of from discontinued operations	219,476	1,428,027
Total current assets	13,937,117	13,849,532
Property and equipment, net	1,393,844	1,341,055
Goodwill	2,593,616	2,611,616
Other intangible assets, net	625,959	725,118
Long-term portion of deferred tax assets	353,200	444,000
Other assets	36,067	36,068
Total assets	$18,939,803	$19,007,389
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and lease financing obligations	$106,058	$183,958
Current portion of long-term debt due related parties	80,004	80,004
Accounts payable	6,495,687	5,726,821
Accrued expenses and other current liabilities	1,128,376	1,215,433
Liabilities to be disposed of from discontinued operations	310,771	922,051
Total current liabilities	8,120,896	8,128,267
Long-term debt and lease financing obligations, net of current portion	315,876	256,667
Long-term debt, net of current portion, due related parties	1,713,329	1,793,329
Total liabilities	10,150,101	10,178,263
Commitments and contingencies
Shareholders' equity:
Preferred stock, Class A, $0.001 par value, 5,000 shares; none outstanding	-	-
Preferred stock, Class B, $0.001 par value, 2,500,000 shares authorized;
2,500 shares designated Series 1 Class B; none outstanding	-	-
2,000 shares designated convertible Series 2 Class B; 2,000 shares issued and outstanding at June 30, 2009 and 2008	400,000	400,000
Common stock, $0.0001 par value, 25,000,000 shares authorized; 3,978,199 shares issued and outstanding at June 30, 2009 and 2008	398	398
Additional paid-in capital	17,824,763	17,770,328
Accumulated deficit	(9,435,459)	(9,341,600)
Total shareholders' equity	8,789,702	8,829,126
Total liabilities and shareholders' equity	$18,939,803	$19,007,389

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Operations

	Year ended June 30
	2009	2008
		(restated)
Net revenues:
Sales	$68,907,483	$65,394,219
Dispensing fees	5,815,361	3,200,795
Total net revenues	74,722,844	68,595,014
Cost and expenses:
Cost of sales	54,560,932	51,019,594
Selling, general, and administrative expenses	19,815,584	16,775,376
Depreciation and amortization	628,470	545,378
Total costs and expenses	75,004,986	68,340,348
(Loss) income from operations	(282,142)	254,666
Other income (expense), net:
Interest expense	(185,247)	(98,188)
Interest income	11,104	11,631
Other income	18,112	25,977
Total other income (expense), net	(156,031)	(60,580)
(Loss) income from continuing operations before provision for income taxes and minority interest	(438,173)	194,086
(Benefit) provision for income taxes	(182,097)	12,132
Minority interest expense, net of income taxes	-	(37,039)
(Loss) income from continuing operations	(256,076)	144,915
Discontinued operations:
Gain (loss) from discontinued operations, net of ($2,394) and $93,407, income tax (benefit), for 2009 and 2008, respectively	(9,347)	149,458
Gain (loss) on disposal, net of $142,176 and ($1,270) income taxes (benefit) for 2009 and 2008, respectively	171,564	(3,848)
Net gain from discontinued operations	162,217	145,610
Net (loss) income	(93,859)	290,525
Deemed dividend on redemption of preferred stock	-	(399,997)
Net loss attributable to common shareholders	$(93,859)	$(109,472)

Basic and diluted loss per share:
Loss per share, continuing operations, net of deemed dividend on redemption of preferred stock	$(0.06)	$(0.06)
Earnings per share, discontinued operations	0.04	0.03
Loss per share attributable to common shareholders	$(0.02)	$(0.03)

Shares used in computing loss per share:
Basic	3,978,199	3,978,199
Diluted	3,978,199	3,978,199

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Changes in Shareholders' Equity

	Class A		Series 1, Class B		Series 2, Class B				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2007	2,000	$2	1,000	$1	-	$-	3,978,199	$398	$18,096,037	$(9,632,125)	$8,464,313

Stock-based compensation	-	-	-	-	-	-	-	-	74,288	-	74,288
Redemption of preferred stock and deemed dividend	(2,000)	(2)	(1,000)	(1)	-	-	-	-	(399,997)	-	(400,000)
Issurance of Series 2, Class B, preferred stock	-	-	-	-	2,000	400,000	-	-	-	-	400,000
Net income, restated	-	-	-	-	-	-	-	-	-	290,525	290,525
Balance at June 30, 2008, restated	-	-	-	-	2,000	400,000	3,978,199	398	17,770,328	(9,341,600)	8,829,126
Stock-based compensation	-	-	-	-	-	-	-	-	54,435	-	54,435
Net loss	-	-	-	-	-	-	-	-	-	(93,859)	(93,859)
Balance at June 30, 2009	-	$-	-	$-	2,000	$400,000	3,978,199	$398	$17,824,763	$(9,435,459)	$8,789,702

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30
	2009	2008
		(restated)
Operating activities:
Net (loss) income	$(93,859)	$290,525
Gain from discontinued operations	(162,217)	(145,610)
(Loss) income from continuing operations	(256,076)	144,915
Adjustments to reconcile (loss) income from continuing operations to cash (used in) provided by operating activities:
Depreciation	539,978	420,888
Amortization	88,492	124,490
Recovery of losses in accounts receivable	(6,352)	-
Stock-based compensation expense	54,435	74,288
Deferred income taxes	(76,500)	(182,000)
Minority interest	-	37,039
Changes in operating assets and liabilities, net of effects of acqusitions and disposals:
Accounts receivable	(896,639)	(403,526)
Inventories	(415,764)	(813,154)
Prepaid expenses and other current assets	(314,376)	283,947
Accounts payable	768,866	2,380,755
Accrued expenses and other current liabililties	(87,057)	151,850
Cash (used in) provided by operating activities, continuing operations	(600,993)	2,219,492
Cash provided by operating activities, discontinued operations	281,155	92,826
Cash (used in) provided by operating activities	(319,838)	2,312,318

Investing activities:
Acquisition of 20% of subsidiary	-	(2,208,516)
Acquisition of pharmacy, net of cash	-	(552,115)
Purchase of property and equipment	(592,767)	(488,230)
Other	-	(6,101)
Cash used in investing activities, continuing operations	(592,767)	(3,254,962)
Cash provided by (used in) investing activities, discontinued operations	933,360	(596)
Cash provided by (used in) investing activities	340,593	(3,255,558)

Financing activities:
Proceeds from capital lease financing	180,292	-
Principal payments on capital lease obligations	(15,024)	-
Payments on long-term debt	(263,959)	(226,749)
Cash used in financing activities, continuing operations	(98,691)	(226,749)
Cash provided by financing activities, discontinued operations	-	175,000
Cash used in financing activities	(98,691)	(51,749)

Net decrease in cash	(77,936)	(994,989)
Cash at beginning of period	140,688	1,135,677
Cash at end of period	$62,752	$140,688

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement

        The consolidated financial statements of Nyer Medical Group, Inc., (the “Company” or “Nyer”) as of and for the fiscal year ended June 30, 2008, and related financial information have been restated to correct errors in the application of generally accepted accounting principles (“GAAP”).  The nature of the corrections and the related effects on the Company's previously issued consolidated financial statements are described in Note 3, Restatements of Consolidated Financial Statements.  Restated balances have been identified with the notation “restated" where appropriate.  Throughout these notes, the term "as previously reported" will be used to refer to balances from the 2008 consolidated financial statements as reported prior to restatement for the correction of these errors.

1.	Business

The Company is the parent company of DAW, Inc. (“DAW”), a wholly owned subsidiary.  DAW owns and operates a chain of retail pharmacies in the suburban Boston, Massachusetts, area and also provides comprehensive pharmacy management services to various not-for-profit entities.

2.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries, DAW, ADCO (discontinued 2009), ADCO South (sold in 2008), and Anton Investments and Conway Associates, Inc. (“fire and police segment”) (discontinued in 2004).  All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or fair value.  The Company used the last-in, first-out method (“LIFO”) of accounting for all of its inventories.

Property, plant and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful live of the related assets using the straight-line method as follows:

Asset Category	Useful life
Fixtures and equipment	2 to 10 years
Transportation equipment	3 to 5 years
Leasehold improvements	the shorter of its useful life or remaining non-cancelable lease term

Capital lease assets are recorded at the lesser of the present value of minimum lease payments or fair value and amortized over the estimated useful life of the related property.

Goodwill and other intangible assets

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates the balance of the carrying value of goodwill based on a single reporting unit annually during the fourth quarter and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

The first step of its goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill.  If the fair value of its reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary.  If the carrying amount of its reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill.  The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination.  Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

On June 30, 2009, the carrying value of the Company’s net assets was $8,789,702; and the market capitalization of the Company’s outstanding shares, assuming conversion of outstanding preferred shares, was $3,231,073.   The Company calculated the estimated fair value of the Company as of June 30, 2009, as that amount that would be received to sell the Company as a whole on that date.  It arrived at the estimated fair value by using the December 2008 selling price of the Company’s Topsfield store and other comparable sales data.  The Company has concluded that the Company’s fair value exceeds its carrying value as of June 30, 2009, and that goodwill is not impaired.

The Company has concluded that the market value of the Company’s common stock as of June 30, 2009, is not an indication of the Company’s market value due to the fact that it is very thinly traded and that the implied fair value test is a more accurate indication of whether or not there has been an impairment of goodwill.  Inherent in such fair value determinations are certain judgment and estimates, including the interpretation of economic indicators and market valuations and assumptions about the Company’s strategic plans.  To the extent that its strategic plans change or that economic and market conditions worsen, it is possible that its conclusion regarding goodwill impairment could change and result in a material effect on financial position and results of operations of the Company.  The Company has determined that no goodwill impairment charges were required for the years ended June 30, 2009, and June 30, 2008.

Other Intangible Assets

Other intangible assets consist primarily of prescription lists acquired in connection with business acquisitions and are amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 15 years.

Impairment of long-lived assets

Long-lived assets held and used are reviewed for impairment when events or circumstances indicate the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related assets or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets.  No impairments were recognized in fiscal years 2009 and 2008.

Fair value of financial instruments

The carrying values of accounts receivable, accounts payables, and debt approximate their fair values.  The carrying values and estimated fair values for long-term debt, based upon comparison to market rates of similar financial instruments, were approximately the same.

Revenue recognition

For all pharmacy sales other than third-party pharmacy sales and those described below, the Company recognizes revenue from the sale of merchandise at the time of the sale.  For third party pharmacy sales, revenue is recognized at the time the prescription is dispensed.  The Company records third party revenues and related receivables net of provisions for contractual and other adjustments.

The Company also recognizes sales from transactions wherein the pharmacy dispenses pharmaceuticals from the inventory provided to non-profit organizations through certain governmental programs that treat needy patients.  The Company receives a dispensing fee, a percentage of the costs of the medication, and the replacement of the pharmaceuticals.  The replacement of the pharmaceuticals does not result in revenue.  The dispensing fee and the percentage of the prescription cost are recorded as sales.  The Company recognizes dispensing fee revenue when it dispenses prescriptions for non-profit agencies on a per prescription basis and receives a dispensing fee for each prescription dispensed.  In one contract, the Company also receives a stipulated monthly amount per patient, which is recorded monthly when earned.

The Company’s estimates of uncollectible accounts receivable are based on its historical collection experience and current economic and credit conditions.

Cost of goods sold

Cost of goods sold includes the following:  The cost of inventory sold during the period net of related vendor rebates, allowances and purchase discounts, costs incurred to return merchandise to vendors, inventory shrinkage costs, and inbound freight charges.

Vendor Rebates and Allowances

Rebates and allowances received from vendors relate to either purchasing and merchandising or promoting a product and are recorded as a reduction of cost of goods sold as the product is sold.  Purchasing and merchandising rebates and allowances include vendor programs such as purchase discounts, volume purchase allowances, and price reduction allowances.

Delivery costs

The cost of delivery to customers by the Company is classified as selling, general, and administrative expenses.  The cost of delivery expense was $1,114,688 and $982,800 for fiscal year 2009 and 2008, respectively.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses, net of reimbursements, were $155,525 and $548,851 for fiscal year 2009 and 2008, respectively.

New store openings

Costs incurred prior to opening of a new location and costs associated with remodeling a location are charged against earnings as incurred as general and administrative expenses.

Income taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the rate change enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective July 1, 2007.  FIN No. 48 provides guidance regarding the recognition, measurement, presentation, and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return.  FIN 48 also provides guidance related to the recognition, de-recognition, or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations, and litigation and legislative activity. The initial adoption of FIN 48 had no impact on the Company’s financial statements; and the Company has no material uncertain tax positions as of June 30, 2009.  Future interest and penalties related to unrecognized tax benefits, if any, will be reported as income tax expense in the Company’s consolidated statements of operations.

Earnings (loss) per share

The calculation of basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

The calculation of weighted average diluted shares includes additional shares related to the Convertible Notes when the average market price is above the current conversion price.  The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the $1,500,000 of convertible notes (the “Convertible Notes”) assuming the settlement occurred at the end of the reporting period.

The dilutive effect of the Series 2 Class B Preferred Stock (the “Series 2 Stock”) is reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS No. 128.  The weighted average common stock equivalents related to the Series 2 Stock is excluded from diluted weighted average shares of common stock when the impact on diluted earnings per share is anti-dilutive.

FASB Emerging Issue Task Force Topic D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  For the year ended June 30, 2008, this resulted in $399,997 being subtracted from net earnings.

Stock-based compensation

The Company accounts for stock-based payments at the fair value on the date of grant and recognizes compensation expense over the requisite service period of the award on a straight-line basis.  Fair value is determined on the date of grant using a Black-Scholes valuation model.

Segment and enterprise-wide disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.  No discrete operating information other than revenues is prepared by the Company.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards.  As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is required to adopt SFAS No. 168 on September 30, 2009, and it does not expect the adoption of this standard to have an impact on its financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”), which amends FASB SFAS No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information for interim reporting periods. This FSP was effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP.  This statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  Early application is not permitted.  The Company does not expect the adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP Accounting Principles Board 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Settlement).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and on a retroactive basis.  The Company is evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities.  These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated results of operations and financial condition.

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS 159 effective July 1, 2008, but has not elected to measure any permissible items at fair value.  As a result, the adoption of this statement did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value.  This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement; and therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  In February 2008, the FASB issued a Staff Position which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company adopted this statement, except for items covered by the Staff Position, as of July 1, 2008; and the adoption did not have a material impact on its consolidated results of operations and financial condition.

Reclassifications

Prior year information is reclassified whenever necessary to conform to the current year’s presentation.

3.  Restatements of consolidated financial statements

The Company has restated its consolidated balance sheet at June 30, 2008, and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended.  The impact of the restatement adjustment on the Company’s previously reported consolidated net loss of $3,523 for fiscal year 2008 was an increase in net income of $294,048 resulting in restated net income of $290,525 for fiscal year 2008.

The Company determined that direct costs associated with the acquisition of the remaining 20% of the outstanding common stock of DAW in February 2008 were expensed rather than considered part of the cost of the acquisition in accordance with SFAS No. 141, Business Combinations.  The purchase price allocation was corrected accordingly.  The following table reflects the impact of the revised purchase price allocation on the consolidated statement of operations for the periods indicated:

	Quarter ended		Year ended
	December 31,	March 31,	June 30,
	2007	2008	2008
Decrease in operating costs	$316,430	$142,086	$458,516
Increase in tax provision	113,502	50,966	164,468
Increase in net income	202,928	91,120	294,048
Net loss previously reported	(98,023)	(215,895)	(3,523)
Net income, as restated	$104,905	$(124,775)	$290,525

The 2008 financial statements have also been adjusted to reflect reclassifications for discontinued operations and certain other reclassifications required to conform to the 2009 presentation.  The Company’s Topsfield store has been reflected as discontinued operations in the restated consolidated financial statements for fiscal year 2008.  See Note 11, Discontinued operations, for further information.  Reclassifications included the following:  On the balance sheet, (a) vendor rebates receivable was reclassified from accounts receivable trade to prepaid expenses and other current assets and (b) security deposits from prepaid expenses and other current assets to other assets.  On the income statement, the LIFO charge was reclassified from selling, general, and administrative expense to cost of sales.

The following table presents the impact of the restatement adjustment on the Company's previously reported consolidated balance sheet at June 30, 2008, and also presents the discontinued operations and the reclassifications made to the restated consolidated financial statements for fiscal year 2008 to conform to the fiscal year 2009 presentation.  As a result of the adjustments, goodwill increased $458,516, income taxes payable increased $164,468, and accumulated deficit decreased by $294,048.  These balance sheet corrections are included in the adjustments columns below:

	Consolidated Balance Sheet
	June 30, 2008
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Assets
Current assets:
Cash	$140,688	$-	$-	$-	$140,688
Accounts receivable, net	4,963,542	(125,821)	(392,456)	-	4,445,265
Inventories, net	7,405,315	(428,612)	-	-	6,976,703
Prepaid expenses and other current assets	308,461	-	356,388	-	664,849
Refundable income taxes	36,000	-	(36,000)	-	-
Current portion of deferred tax assets	194,000	-	-	-	194,000
Assets to be disposed of, discontinued operations	803,594	624,433	-	-	1,428,027
Total current assets	13,851,600	70,000	(72,068)	-	13,849,532
Property and equipment, net	1,341,055	-	-	-	1,341,055
Goodwill	2,153,100	-	-	458,516	2,611,616
Other intangible assets, net	725,118	-	-	-	725,118
Long-term portion of deferred tax assets	444,000	-	-	-	444,000
Long-term portion of deferred tax assets,	-	-	-	-	-
discontinued operations	70,000	(70,000)	-	-	-
Other assets	-	-	36,068	-	36,068
Total assets	$18,584,873	$-	$(36,000)	$458,516	$19,007,389
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and lease financing obligations	$183,958	$-	$-	$-	$183,958
Current portion of long-term debt, related parties	230,000	-	(149,996)	-	80,004
Accounts payable	5,871,081	(144,260)	-	-	5,726,821
Accrued payroll and related taxes	615,483	-	(615,483)	-	-
Accrued expenses and other current liabilities	442,802	(7,274)	615,438	164,468	1,215,434
Income taxes payable	35,955	-	(35,955)	-	-
Liabilities to be disposed of, discontinued operations	770,516	151,535	-	-	922,051
Total current liabilities	8,149,795	-	(185,996)	164,468	8,128,267
Long-term debt and lease financing obligations, net of current portion	256,667	-	-	-	256,667
Long-term debt, net of current portion, related parties	1,643,333	-	149,996	-	1,793,329
Total liabilities	10,049,795	-	(36,000)	164,468	10,178,263
Shareholders' equity:
Preferred stock	400,000	-	-	-	400,000
Common stock	398	-	-	-	398
Additional paid-in capital	17,770,328	-	-	-	17,770,328
Accumulated deficit	(9,635,648)	-	-	294,048	(9,341,600)
Total shareholders' equity	8,535,078	-	-	294,048	8,829,126
Total liabilities and shareholders' equity	$18,584,873	$-	$(36,000)	$458,516	$19,007,389

(1)	Topsfield has been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
Vendor rebates receivable of $392,456 was reclassified from accounts receivable trade to prepaid expenses and other current assets and security deposits of $36,068 were reclassified from prepaid expenses and other current assets to other assets in order to conform to the presentation in the June 30, 2009, consolidated balance sheet; and refundable income taxes of $36,000 were reclassified to accrued federal income taxes due to the additional taxes due as a result of the restatement error.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated balance sheet as of June 30, 2008, was goodwill increased $458,516, income taxes payable increased $164,468, and accumulated deficit decreased by $294,048.

The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statement of operations for fiscal year 2008 and also presents the discontinued operations and the other reclassifications made to conform to the fiscal year 2009 presentation:

	Consolidated Statement of Operations
	Year ended June 30, 2008
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Net revenues:
Sales	$68,039,194	$(2,644,975)	$-	$-	$65,394,219
Dispensing fees	3,200,795	-	-	-	3,200,795
Total net revenues	71,239,989	(2,644,975)	-	-	68,595,014
Cost and expenses:
Cost of sales	53,024,106	(2,182,201)	177,689	-	51,019,594
Selling, general, and administrative expenses	17,771,045	(359,464)	(177,689)	(458,516)	16,775,376
Depreciation and amortization	546,044	(666)	-	-	545,378
Total costs and expenses	71,341,195	(2,542,331)	-	(458,516)	68,340,348
(Loss) income from operations	(101,206)	(102,644)	-	458,516	254,666
Other income (expense), net:
Interest expense	(98,188)	-	-	-	(98,188)
Interest income	11,631	-	-	-	11,631
Other income	25,977	-	-	-	25,977
Total other income (expense), net	(60,580)	-	-	-	(60,580)
(Loss) income from continuing operations before provision for income taxes and minority interest	(161,786)	(102,644)	-	458,516	194,086
(Benefit) provision for income taxes	(108,200)	(44,136)	-	164,468	12,132
Minority interest expense, net	(37,039)	-	-	-	(37,039)
(Loss) income from continuing operations	(90,625)	(58,508)	-	294,048	144,915
Discontinued operations:
Gain from discontinued operations, net (1)	90,950	58,508	-	-	149,458
Loss on disposal, net (1)	(3,848)		-	-	(3,848)
Net gain from discontinued operations	87,102	58,508	-	-	145,610
Net (loss) income	(3,523)	-	-	294,048	290,525
Deemed dividend on redemption of preferred stock	(399,997)	-	-	-	(399,997)
Net loss attributable to common	$(403,520)	$-	$-	$294,048	$(109,472)

Basic and diluted loss per share:
Loss per share, continuing operations, net of deemed dividend on redemption of preferred stock	$(0.12)				$(0.06)
Earnings per share, discontinued operations	0.02				0.03
Loss per share attributable to common	$(0.10)				$(0.03)
Shares used in computing loss per share:
Basic	3,978,199				3,978,199
Diluted	3,978,199				3,978,199

(1)	Topsfield has been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The LIFO charge has been reclassified from selling, general, and administrative expenses to cost of sales in order to conform to the presentation in the fiscal year 2009 consolidated statement of operations.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated net loss of $3,523 for fiscal year 2008 was a decrease in selling, general, and administrative expenses of $458,516, an increase in the provision for income taxes of $164,468, and an increase in net income of $294,048.  Net loss per share attributable to common shareholders as previously stated was $0.10 per share and as restated is $0.03 per share.

The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statement of cash flows at June 30, 2008, and also presents the discontinued operations and the reclassifications made to conform to the fiscal year 2008 consolidated financial statements to the presentation in the fiscal year 2009 consolidated financial statements:

	Consolidated Statement of Cash Flows
	Year ended June 30, 2008
	As Previously	Discontinued	Restatement
	Reported	Operations (1)	Adjustments (2)	Restated
Operating activities:
Net (loss) income	$(3,523)	$-	$294,048	$290,525
Gain from discontinued operations	-	(145,610)	-	(145,610)
(Loss) income from continuing operations	(3,523)	(145,610)	294,048	144,915
Adjustments to reconcile (loss) income from continuing operations to cash (used in) provided by operating activities:
Depreciation	420,888	-	-	420,888
Amortization	125,156	(666)	-	124,490
Stock-based compensation expense	74,288	-	-	74,288
Deferred income taxes	(188,000)	6,000	-	(182,000)
Minority interest	37,039	-	-	37,039
Changes in operating assets and liabilities, net:
Accounts receivable	(129,479)	(274,047)	-	(403,526)
Inventories	(856,132)	42,978	-	(813,154)
Prepaid expenses and other current assets	(16,780)	300,727	-	283,947
Accounts payable	2,362,355	18,400	-	2,380,755
Accrued expenses and other current liabililties	22,174	(34,792)	164,468	151,850
Cash (used in) provided by operating activities, continuing operations	1,847,986	(87,010)	458,516	2,219,492
Cash provided by operating activities, discontinued	(285)	93,111	-	92,826
Cash provided by operating activities	1,847,701	6,101	458,516	2,312,318
Investing activities:
Acquisition of 20% of subsidiary	(1,750,000)	-	(458,516)	(2,208,516)
Acquisition of pharmacy, net of cash	(552,115)	-	-	(552,115)
Purchase of property and equipment	(488,230)	-	-	(488,230)
Other	-	(6,101)	-	(6,101)
Cash used in investing activities, continuing operations	(2,790,345)	(6,101)	(458,516)	(3,254,962)
Cash used in investing activities, discontinued	(596)	-	-	(596)
Cash used in investing activities	(2,790,941)	(6,101)	(458,516)	(3,255,558)
Financing activities:
Payments on long-term debt	(226,749)	-	-	(226,749)
Cash used in financing activities, continuing operations	(226,749)	-	-	(226,749)
Cash provided by financing activities, discontinued	175,000	-	-	175,000
Cash used in financing activities	(51,749)	-	-	(51,749)
Net decrease in cash	(994,989)	-	-	(994,989)
Cash at beginning of period	1,135,677	-	-	1,135,677
Cash at end of period	$140,688	$-	$-	$140,688

(1)	Topsfield has been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The impact of the restatement adjustment on the Company’s previously reported consolidated cash flows for the year ended June 30, 2008, was cash provided by operating activities from continuing operations increased $458,516 due to an increase in net income from continuing operations of $294,048 and an increase in accrued expenses and other current liabilities of $164,468.  Cash used in investing activities from continuing operations increased $458,516.

The following tables present the impact of the restatement adjustments described above on the Company's previously reported consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three and six months ended December 31, 2007, and consolidated statement of cash flows for the six months ended December 31, 2007.  They also present the discontinued operations and the reclassifications made to conform the fiscal year 2008 consolidated financial statements to the presentation in the fiscal year 2009 consolidated financial statements:

	Consolidated Balance Sheet
	December 31, 2007
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Assets
Current assets:
Cash	$2,022,703	$(359,055)	$-	$-	$1,663,648
Accounts receivable, net	5,079,348	(99,747)	(477,063)	-	4,502,538
Inventories, net	7,577,049	(426,786)	-	-	7,150,263
Prepaid expenses and other current assets	162,145	(2,080)	440,995	-	601,060
Refundable income taxes	119,695	-	(119,695)	-	-
Current portion of deferred tax assets	169,000	-	-	-	169,000
Assets to be disposed of, discontinued operations	-	1,109,117	-	-	1,109,117
Total current assets	15,129,940	221,449	(155,763)	-	15,195,626
Property and equipment, net	1,409,474	(134,986)	-	-	1,274,488
Goodwill	104,463	(86,463)	-	316,430	334,430
Other intangible assets, net	781,696	-	-	-	781,696
Long-term portion of deferred tax assets	431,000	-	-	-	431,000
Other assets	-	-	36,068	-	36,068
Total assets	$17,856,573	$-	$(119,695)	$316,430	$18,053,308
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$265,000	$(265,000)	$-	$-	$-
Current portion of long-term debt	152,750	-	-	-	152,750
Accounts payable	6,328,565	(722,394)	-	-	5,606,171
Accrued payroll and related taxes	474,964	-	-	-	474,964
Accrued expenses and other current liabilities	367,024	(61,590)	-	-	305,434
Income taxes payable	-	-	(119,695)	113,502	(6,193)
Liabilities to be disposed of, discontinued operations	-	1,048,984	-	-	1,048,984
Total current liabilities	7,588,303	-	(119,695)	113,502	7,582,110
Long-term debt, net of current portion	45,584	-	-	-	45,584
Total liabilities	7,633,887	-	(119,695)	113,502	7,627,694
Minority interest	1,865,995	-	-	-	1,865,995
Shareholders' equity:
Preferred stock	3	-	-	-	3
Common stock	398	-	-	-	398
Additional paid-in capital	18,121,227	-	-	-	18,121,227
Accumulated deficit	(9,764,937)	-	-	202,928	(9,562,009)
Total shareholders' equity	8,356,691	-	-	202,928	8,559,619
Total liabilities and shareholders' equity	$17,856,573	$-	$(119,695)	$316,430	$18,053,308

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
Vendor rebates receivable of $477,063 was reclassified from accounts receivable trade to prepaid expenses and other current assets and security deposits of $36,068 were reclassified from prepaid expenses and other current assets to other assets in order to conform to the presentation in the June 30, 2009, consolidated balance sheet; and refundable income taxes of $119,695 was reclassified to accrued federal income taxes due to the additional taxes due as a result of the restatement error.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated balance sheet as of December 31, 2007, was goodwill increased $316,430, income taxes payable increased $113,502, and accumulated deficit decreased by $202,928.

	Consolidated Statement of Operations
	Three months ended December 31, 2007
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Net revenues:
Sales	$18,145,792	$(1,776,410)	$-	$-	$16,369,382
Dispensing fees	759,300	17,528	-	-	776,828
Total net revenues	18,905,092	(1,758,882)	-	-	17,146,210
Cost and expenses:
Cost of sales	14,121,112	(1,463,745)	87,192	-	12,744,559
Selling, general, and administrative expenses	5,056,979	(369,516)	(87,192)	(316,430)	4,283,841
Depreciation and amortization	146,887	(12,052)	-	-	134,835
Total costs and expenses	19,324,978	(1,845,313)	-	(316,430)	17,163,235
(Loss) income from operations	(419,886)	86,431	-	316,430	(17,025)
Other income (expense), net:
Interest expense	(8,715)	193	-	-	(8,522)
Interest income	4,725	(723)	-	-	4,002
Other income	32,898	(17,528)	-	-	15,370
Total other income (expense), net	28,908	(18,058)	-	-	10,850
(Loss) income from continuing operations before provision for income taxes and minority interest	(390,978)	68,373	-	316,430	(6,175)
(Benefit) provision for income taxes	(120,580)	22,850	-	113,502	15,772
Minority interest expense, net of income taxes	(10,253)	-	-	-	(10,253)
(Loss) income from continuing operations	(280,651)	45,523	-	202,928	(32,200)
Discontinued operations:
Gain from discontinued operations, net (1)	-	(45,523)	-	-	(45,523)
Gain on disposal, net (1)	182,628	-	-	-	182,628
Net gain from discontinued operations	182,628	(45,523)	-	-	137,105
Net (loss) income	$(98,023)	$-	$-	$202,928	$104,905

Basic earnings (loss) per share:
Loss per share, continuing operations	$(0.07)				$(0.01)
Earnings per share, discontinued operations	0.05				0.04
Basic earnings (loss) per share	$(0.02)				$0.03
Diluted earnings (loss) per share:
Loss per share, continuing operations	$(0.07)				$(0.01)
Earnings per share, discontinued operations	0.05				0.03
Diluted earnings (loss) per share	$(0.02)				$0.03

Shares used in computing earnings (loss) per share:
Basic	3,978,199				3,978,199
Diluted:
Basic shares	3,978,199				3,978,199
Common stock equivalents, stock options	-				12,000
Diluted shares	3,978,199				3,990,199

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The LIFO charge has been reclassified from selling, general, and administrative expenses to cost of sales in order to conform to the presentation in the fiscal year 2009 consolidated statement of operations.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated net loss of $98,023 for the three months ended December 31, 2007, was a decrease in selling, general, and administrative expenses of $316,430, an increase in the provision for income taxes of $113,502, and an increase in net income of $202,928.  Net loss per share as previously stated was $0.02 per share and as restated is $0.03 per share.

	Consolidated Statement of Operations
	Six months ended December 31, 2007
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Net revenues:
Sales	$35,527,538	$(3,602,036)	$-	$-	$31,925,502
Dispensing fees	1,462,703	-	35,057	-	1,497,760
Total net revenues	36,990,241	(3,602,036)	35,057	-	33,423,262
Cost and expenses:
Cost of sales	27,777,998	(2,835,795)	112,192	-	25,054,395
Selling, general, and administrative expenses	9,333,553	(795,461)	(112,192)	(316,430)	8,109,470
Depreciation and amortization	297,769	(25,143)	-	-	272,626
Total costs and expenses	37,409,320	(3,656,399)	-	(316,430)	33,436,491
(Loss) income from operations	(419,079)	54,363	35,057	316,430	(13,229)
Other income (expense), net:
Interest expense	(16,120)	193	-	-	(15,927)
Interest income	8,695	(1,860)	-	-	6,835
Other income	51,948	-	(35,057)	-	16,891
Total other income (expense), net	44,523	(1,667)	(35,057)	-	7,799
(Loss) income from continuing operations before provision for income taxes and minority interest	(374,556)	52,696	-	316,430	(5,430)
(Benefit) provision for income taxes	(97,250)	13,053	-	113,502	29,305
Minority interest expense, net of income taxes	(38,134)	-	-	-	(38,134)
(Loss) income from continuing operations	(315,440)	39,643	-	202,928	(72,869)
Discontinued operations:
Gain from discontinued operations, net (1)	-	(39,643)	-	-	(39,643)
Gain on disposal, net of tax (1)	182,628	-	-	-	182,628
Net gain from discontinued operations	182,628	(39,643)	-	-	142,985
Net (loss) income	$(132,812)	$-	$-	$202,928	$70,116

Basic earnings (loss) per share:
Loss per share, continuing operations	$(0.08)				$(0.02)
Earnings per share, discontinued operations	0.05				0.04
Basic loss per share	$(0.03)				$0.02

Diluted earnings (loss) per share:
Loss per share, continuing operations	$(0.08)				$(0.02)
Earnings per share, discontinued operations	0.05				0.04
Diluted earnings (loss) per share:	$(0.03)				$0.02

Shares used in computing earnings (loss) per share:
Basic	3,978,199				3,978,199
Diluted:
Basic shares	3,978,199				3,978,199
Common stock equivalents, stock options	-				6,000
Diluted shares	3,978,199				3,984,199

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The LIFO charge has been reclassified from selling, general, and administrative expenses to cost of sales in order to conform to the presentation in the fiscal year 2009 consolidated statement of operations.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated net loss of $132,812 for six months ended December 31, 2007, was a decrease in selling, general, and administrative expenses of $316,430, an increase in the provision for income taxes of $113,502, and an increase in net income of $202,928.  Net loss per share as previously stated was $0.03 per share and as restated is net earnings per share $0.02 per share.

	Consolidated Statement of Cash Flows
	Six months ended December 31, 2007
	As Previously	Discontinued	Restatement
	Reported	Operations (1)	Adjustments (2)	Restated
Operating activities:
Net (loss) income	$(132,812)	$-	$202,928	$70,116
(Gain) loss from discontinued operations	(182,628)	39,643	-	(142,985)
(Loss) income from continuing operations	(315,440)	39,643	202,928	(72,869)
Adjustments to reconcile (loss) income from continuing operations to cash (used in) provided by operating activities:
Depreciation	229,191	(25,143)	-	204,048
Amortization	68,578	-	-	68,578
Stock-based compensation expense	25,190	-	-	25,190
Deferred income taxes	(7,000)	(137,000)	-	(144,000)
Minority interest	38,134	-	-	38,134
Changes in operating assets and liabilities, net
Accounts receivable	101,345	(562,144)	-	(460,799)
Inventories	(494,345)	(492,419)	-	(986,764)
Prepaid expenses and other current assets	98,066	165,672	-	263,738
Refundable income taxes	(35,695)	119,695	-	84,000
Accounts payable	2,291,072	(30,967)	-	2,260,105
Accrued payroll and related taxes	(276,948)	5,784	-	(271,164)
Accrued expenses and other current liabililties	21,827	33,596	-	55,423
Income tax payable	(67,445)	(119,695)	113,502	(73,638)
Cash (used in) provided by operating activities, continuing operations	1,676,530	(1,002,978)	316,430	989,982
Cash provided by operating activities, discontinued	-	594,976	-	594,976
Cash provided by operating activities	1,676,530	(408,002)	316,430	1,584,958
Investing activities:
Acquisition of 20% of subsidiary	-	-	(316,430)	(316,430)
Acquisition of pharmacy, net of cash	(552,115)	-	-	(552,115)
Purchase of property and equipment	(321,420)	92,050	-	(229,370)
Other	-	(6,103)	-	(6,103)
Cash used in investing activities, continuing operations	(873,535)	85,947	(316,430)	(1,104,018)
Cash used in investing activities, discontinued	-	(596)	-	(596)
Cash used in investing activities	(873,535)	85,351	(316,430)	(1,104,614)
Financing activities:
Proceeds from line of credit	140,000	(140,000)	-	-
Payments on long-term debt	(92,373)	-	-	(92,373)
Cash used in financing activities, continuing operations	47,627	(140,000)	-	(92,373)
Cash provided by financing activities, discontinued	-	140,000	-	140,000
Cash used in financing activities	47,627	-	-	47,627
Net decrease in cash	850,622	(322,651)	-	527,971
Cash at beginning of period	1,172,081	(36,404)	-	1,135,677
Cash at end of period	$2,022,703	$(359,055)	$-	$1,663,648

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The impact of the restatement adjustment on the Company’s previously reported consolidated cash flows for the six months ended December 31, 2007, was cash provided by operating activities from continuing operations increased $316,430 due to an increase in net income from continuing operations of $202,928 and a increase in accrued expenses and other current liabilities of $113,502.  Cash used in investing activities from continuing operations increased $316,430.

The following tables present the impact of the restatement adjustments described above on the Company's previously reported consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three and nine months ended March 31, 2008, and the consolidated statement of cash flows for the nine months ended March 31, 2008.  It also presents the discontinued operations and the reclassifications made to conform the fiscal year 2008 consolidated financial statements to the presentation in the fiscal year 2009 consolidated financial statements:

	Consolidated Balance Sheet
	March 31, 2008
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Assets
Current assets:
Cash	$458,232	$(2,716)	$-	$-	$455,516
Accounts receivable, net	4,804,545	(443,395)	(463,540)	-	3,897,610
Inventories, net	7,259,928	(410,941)	-	-	6,848,987
Prepaid expenses and other current assets	171,104	(14,898)	427,472	-	583,678
Refundable income taxes	139,000	-	(139,000)	-	-
Current portion of deferred tax assets	265,000	-	-	-	265,000
Assets to be disposed of, discontinued operations	-	1,084,447	-	-	1,084,447
Total current assets	13,097,809	212,497	(175,068)	-	13,135,238
Property and equipment, net	1,450,043	(126,034)	-	-	1,324,009
Goodwill	2,239,563	(86,463)	-	458,516	2,611,616
Other intangible assets, net	747,406	-	-	-	747,406
Long-term portion of deferred tax assets	448,000	-	-	-	448,000
Other assets	-	-	36,068	-	36,068
Total assets	$17,982,821	$-	$(139,000)	$458,516	$18,302,337
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$300,000	$(300,000)	$-	$-	$-
Current portion of long-term debt	210,750	-	-	-	210,750
Current portion of long-term debt, related parties	1,580,000	-	-	-	1,580,000
Accounts payable	5,936,758	(730,002)	-	-	5,206,756
Accrued payroll and related taxes	480,165	-	-	-	480,165
Accrued expenses and other current liabilities	633,930	(73,671)	-		560,259
Income taxes payable	69,533	-	(139,000)	164,468	95,001
Liabilities to be disposed of, discontinued operations	-	1,103,673	-	-	1,103,673
Total current liabilities	9,211,136	-	(139,000)	164,468	9,236,604
Long-term debt, net of current portion	285,563	-	-	-	285,563
Long-term debt, net of current, due related parties	313,333	-	-	-	313,333
Total liabilities	9,810,032	-	(139,000)	164,468	9,835,500
Shareholders' equity:
Preferred stock	400,000	-	-	-	400,000
Common stock	398	-	-	-	398
Additional paid-in capital	17,753,223	-	-	-	17,753,223
Accumulated deficit	(9,980,832)	-	-	294,048	(9,686,784)
Total shareholders' equity	8,172,789	-	-	294,048	8,466,837
Total liabilities and shareholders' equity	$17,982,821	$-	$(139,000)	$458,516	$18,302,337

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
Vendor rebates receivable of $463,540 was reclassified from accounts receivable trade to prepaid expenses and other current assets and security deposits of $36,068 were reclassified from prepaid expenses and other current assets to other assets in order to conform to the presentation in the June 30, 2009, consolidated balance sheet; and refundable income taxes of $139,000 were reclassified to accrued federal income taxes due to the additional taxes due as a result of the restatement error.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated balance sheet as of March 31, 2008, was goodwill increased $458,516, income taxes payable increased $164,468, and accumulated deficit decreased by $294,048.

	Consolidated Statement of Operations
	Three months ended March 31, 2008
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Net revenues:
Sales	$18,098,491	$(1,628,763)	$-	$-	$16,469,728
Dispensing fees	825,380	-	-	-	825,380
Total net revenues	18,923,871	(1,628,763)	-	-	17,295,108
Cost and expenses:
Cost of sales	14,114,180	(1,119,823)	(60,000)	-	12,934,357
Selling, general, and administrative expenses	4,936,086	(510,117)	60,000	(142,086)	4,343,883
Depreciation and amortization	149,472	(9,284)	-	-	140,188
Total costs and expenses	19,199,738	(1,639,224)	-	(142,086)	17,418,428
(Loss) income from operations	(275,867)	10,461	-	142,086	(123,320)
Other income (expense), net:
Interest expense	(36,469)	258	-	-	(36,211)
Interest income	2,653	(913)	-	-	1,740
Other income	2,566	-	-	-	2,566
Total other income (expense), net	(31,250)	(655)	-	-	(31,905)
(Loss) income from continuing operations before provision for income taxes and minority interest	(307,117)	9,806	-	142,086	(155,225)
(Benefit) provision for income taxes	(90,127)	972	-	50,966	(38,189)
Minority interest expense, net of income taxes	1,095	-	-	-	1,095
(Loss) income from continuing operations	(215,895)	8,834	-	91,120	(115,941)
Discontinued operations:
Gain from discontinued operations, net (1)	-	(8,834)	-	-	(8,834)
Gain of disposal of discontinued operations, net (1)	-	-	-	-	-
Net gain from discontinued operations	-	(8,834)	-	-	(8,834)
Net (loss) income	(215,895)	-	-	91,120	(124,775)
Deemed dividend on redemption of preferred stock	(399,997)	-	-	-	(399,997)
Net loss attributable to common shareholders	$(615,892)	$-	$-	$91,120	$(524,772)

Basic and diluted loss per share:
Loss per share, continuing operations, net of deemed dividend on redemption of preferred stock	$(0.16)				$(0.13)
Earnings (loss) per share, discontinued operations	0.00				0.00
Loss per share attributable to common shareholders	$(0.16)				$(0.13)

Shares used in computing loss per share:
Basic	3,978,199				3,978,199
Diluted	3,978,199				3,978,199

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The LIFO charge has been reclassified from selling, general, and administrative expenses to cost of sales in order to conform to the presentation in the fiscal year 2009 consolidated statement of operations.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated net loss of $215,895 for the three months ended March 31, 2008, was a decrease in selling, general, and administrative expenses of $142,086, an increase in the provision for income taxes of $50,966, and an increase in net income of $91,120.  Net loss per share attributable to common shareholders as previously stated was $0.16 per share and as restated is $0.13 per share.

	Consolidated Statement of Operations
	Nine months ended March 31, 2008
	As Previously	Discontinued		Restatement
	Reported	Operations (1)	Reclasses (2)	Adjustments (3)	Restated
Net revenues:
Sales	$53,626,029	$(5,230,799)	$-	$-	$48,395,230
Dispensing fees	2,323,140	-	-	-	2,323,140
Total net revenues	55,949,169	(5,230,799)	-	-	50,718,370
Cost and expenses:
Cost of sales	41,892,178	(3,731,234)	(172,192)		37,988,752
Selling, general, and administrative expenses	14,269,639	(1,529,963)	172,192	(458,516)	12,453,352
Depreciation and amortization	447,241	(34,427)	-	-	412,814
Total costs and expenses	56,609,058	(5,295,624)	-	(458,516)	50,854,918
(Loss) income from operations	(659,889)	64,825	-	458,516	(136,548)
Other income (expense), net:
Interest expense	(52,589)	451	-	-	(52,138)
Interest income	11,348	(2,773)	-	-	8,575
Other income	19,457	-	-	-	19,457
Total other income (expense), net	(21,784)	(2,322)	-	-	(24,106)
(Loss) income from continuing operations before provision for income taxes and minority interest	(681,673)	62,503	-	458,516	(160,654)
(Benefit) provision for income taxes	(187,377)	14,025	-	164,468	(8,884)
Minority interest expense, net of income taxes	(37,039)	-	-	-	(37,039)
(Loss) income from continuing operations	(531,335)	48,478	-	294,048	(188,809)
Discontinued operations:
Gain (loss) from discontinued operations, net	-	(48,477)	-	-	(48,477)
Gain of disposal of discontinued operations, net	182,628	-	-	-	182,628
Net gain from discontinued operations	182,628	(48,477)	-	-	134,151
Net (loss) income	(348,707)	1	-	294,048	(54,658)
Deemed dividend on redemption of preferred stock	(399,997)	-	-	-	(399,997)
Net loss attributable to common shareholders	$(748,704)	$1	$-	$294,048	$(454,655)

Basic and diluted loss per share:
Loss per share, continuing operations, net of deemed dividend on redemption of preferred stock	$(0.24)				$(0.15)
Earnings (loss) per share, discontinued operations	0.05				0.04
Loss per share attributable to common shareholders	$(0.19)				$(0.11)

Shares used in computing loss per share:
Basic	3,978,199				3,978,199
Diluted	3,978,199				3,978,199

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The LIFO charge has been reclassified from selling, general, and administrative expenses to cost of sales in order to conform to the presentation in the fiscal year 2009 consolidated statement of operations.

(3)
The impact of the restatement adjustment on the Company’s previously reported consolidated net loss of $748,704 for the nine months ended March 31, 2008, was a decrease in selling, general, and administrative expenses of $458,516, an increase in the provision for income taxes of $164,468, and an increase in net income of $294,048.  Net loss per share attributable to common shareholders as previously stated was $0.19 per share and as restated is net loss per share $0.11 per share.

	Consolidated Statement of Cash Flows
	Nine months ended March 31, 2008
	As Previously	Discontinued	Restatement
	Reported	Operations (1)	Adjustments (2)	Restated
Operating activities:
Net (loss) income	$(531,335)	$182,628	$294,048	$(54,659)
Gain from discontinued operations	-	(134,151)	-	(134,151)
(Loss) income from continuing operations	(531,335)	48,477	294,048	(188,810)
Adjustments to reconcile (loss) income from continuing operations to cash (used in) provided by operating activities:
Depreciation	344,373	(34,094)	-	310,279
Amortization	102,868	(333)	-	102,535
Stock-based compensation expense	57,183	-	-	57,183
Deferred income taxes	(120,000)	(42,900)	-	(162,900)
Minority interest	37,039	-	-	37,039
Changes in operating assets and liabilities, net of effects of acqusitions and disposals:
Accounts receivable	376,148	(232,019)	-	144,129
Inventories	(177,224)	(508,214)	-	(685,438)
Prepaid expenses and other current assets	89,107	192,013	-	281,120
Refundable income taxes	(55,000)	139,000	-	84,000
Accounts payable	1,899,265	(38,575)	-	1,860,690
Accrued payroll and related taxes	(271,747)	9,743	-	(262,004)
Accrued expenses and other current liabililties	288,731	17,558	-	306,289
Income taxes payable	2,088	(139,000)	164,468	27,556
Cash (used in) provided by operating activities, continuing operations	2,041,496	(588,344)	458,516	1,911,668
Cash provided by operating activities, discontinued operations	-	512,135	-	512,135
Cash (used in) provided by operating activities	2,041,496	(76,209)	458,516	2,423,803
Investing activities:
Acquisition of 20% of subsidiary	(1,750,000)	-	(458,516)	(2,208,516)
Acquisition of pharmacy, net of cash	(552,115)	-	-	(552,115)
Purchase of property and equipment	(361,170)	595	-	(360,575)
Other	-	(6,103)	-	(6,103)
Cash used in investing activities, continuing operations	(2,663,285)	(5,508)	(458,516)	(3,127,309)
Cash provided by (used in) investing activities, discontinued operations	-	(595)	-	(595)
Cash provided by (used in) investing activities	(2,663,285)	(6,103)	(458,516)	(3,127,904)
Financing activities:
Proceeds from line of credit	175,000	(175,000)	-	-
Payments on long-term debt	(151,060)	-	-	(151,060)
Cash used in financing activities, continuing operations	23,940	(175,000)	-	(151,060)
Cash provided by financing activities, discontinued operations	(116,000)	291,000	-	175,000
Cash used in financing activities	(92,060)	116,000	-	23,940
Net decrease in cash	(713,849)	33,688	-	(680,161)
Cash at beginning of period	1,172,081	(36,404)	-	1,135,677
Cash at end of period	$458,232	$(2,716)	$-	$455,516

(1)	Topsfield, ADCO, and ADCO South have been reclassified as discontinued operations in the Company’s financial statements. See Note 11, Discontinued operations, for further information.
(2)
The impact of the restatement adjustment on the Company’s previously reported consolidated cash flows for the nine months ended March 31, 2008, was cash provided by operating activities from continuing operations increased $458,516 due to an increase in net income from continuing operations of $294,048 and a increase in accrued expenses and other current liabilities of $164,468.  Cash used in investing activities from continuing operations increased $458,516.

The impact of the restatement adjustments on the consolidated balance sheet as of September 30, 2008, December 31, 2008, and March 31, 2009, were as follows:  goodwill increased $458,516, income taxes payable increased $164,468, and accumulated deficit decreased by $294,048.  In addition, refundable income taxes as of September 30, 2008, and December 31, 2008, of $62,824 were reclassified to accrued federal income taxes due to the additional taxes due as a result of the restatement error.   The restatement adjustments did not have an impact on the consolidated statement of operations or the consolidated statement of cash flows for fiscal year 2009.  The following table reflects the restated consolidated balance sheet for the periods impacted in fiscal 2009:

	Consolidated Balance Sheets
	September 30,	December 31,	March 31,
	2008	2008	2009
	(restated)	(restated)	(restated)
Assets
Current assets:
Cash	$407,707	$474,874	$42,317
Accounts receivable, net	5,082,956	5,592,505	5,268,027
Inventories, net	7,757,827	7,305,770	7,416,931
Prepaid expenses and other current assets	218,235	127,507	171,122
Current portion of deferred tax assets	199,000	199,000	195,000
Assets to be disposed of, discontinued operations	263,607	380,363	221,001
Total current assets	13,929,332	14,080,019	13,314,398
Property and equipment, net	1,379,457	1,351,436	1,374,398
Goodwill	2,611,616	2,611,616	2,611,616
Other intangible assets, net	702,229	669,872	647,915
Long-term portion of deferred tax assets	379,000	379,000	406,000
Long-term portion of deferred tax assets, discontinued operations	70,000	70,000	-
Total assets	$19,071,634	$19,161,943	$18,354,327
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and lease financing obligations	$149,771	$115,583	$81,396
Current portion of long-term debt, related parties	230,000	230,000	80,004
Accounts payable	6,514,130	6,363,309	6,144,766
Accrued payroll and related taxes	668,867	627,261	674,928
Accrued expenses and other current liabilities	352,968	240,243	142,007
Income taxes payable	139,824	292,498	164,468
Liabilities to be disposed of, discontinued operations	312,852	381,530	309,414
Total current liabilities	8,368,412	8,250,424	7,596,983
Long-term debt and lease financing obligations, net of current portion	239,167	221,667	204,167
Long-term debt, net of current portion, related parties	1,623,333	1,603,333	1,733,329
Total liabilities	10,230,912	10,075,424	9,534,479
Shareholders' equity:
Preferred stock	400,000	400,000	400,000
Common stock	398	398	398
Additional paid-in capital	17,792,362	17,813,450	17,821,572
Accumulated deficit	(9,352,038)	(9,127,329)	(9,402,122)
Total shareholders' equity	8,840,722	9,086,519	8,819,848
Total liabilities and shareholders' equity	$19,071,634	$19,161,943	$18,354,327

4.  Change in control and purchase of 20% of subsidiary

In February 2008, the Company completed its acquisition of the remaining 20% of the outstanding common stock of its pharmacies’ subsidiary, DAW through a series of transactions (the “Acquisition”).  In consideration for the Acquisition, the Company paid and issued the following: (i) a cash payment of $1,750,000, (ii) 2,000 shares of a newly created Series 2 Class B Convertible Preferred Stock that would initially be convertible into 218,000 shares of the Company’s common stock.  The conversion rate of the shares would be adjusted, if at the time of the conversion, the Company has issued additional shares of common stock below $1.84 per share.  The shares have the same aggregate 4,000,000 voting rights as the Company’s then existing Class A Preferred Stock (the “Class A Stock”) and Class B Preferred Stock (the “Class B Stock”), (iii) promissory notes in the aggregate principal amount of $350,000, and (iv) convertible promissory notes in the aggregate principal amount of $1,500,000 which would be convertible into common stock of the Company at an initial conversion price of $1.84 per share, subject to adjustment (collectively (i) through (iv), the “Consideration”).  The Company also incurred transactions costs of $458,516.

The following table summarizes the final purchase accounting based on the fair value of the assets acquired and the carrying value of the minority interest at the date of the acquisition:

Allocation of
Purchase Price
Purchase price allocation:
Goodwill	$2,593,616
Minority interest	1,864,900
Total purchase price	$4,458,516

The Company entered into a registration rights agreement with the Minority Shareholders (i.e., Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola, and Ms. Lucille Curry).  The Company entered into an amendment with Karen Wright to amend Ms. Wright’s employment agreement to reflect her resignation as President and Vice President of Operations of the Company.  Ms. Wright was reappointed as Vice President of Finance, Treasurer and Secretary.  Messrs. Mark and David Dumouchel were elected to the Company’s Board of Directors; Mr. Mark Dumouchel was appointed President and Chief Executive Officer; and three-year employment agreements were entered into with DAW and each of Messrs. Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola, and Michael Curry.  Certain of the Minority Shareholders purchased from Nyle International Corp. (“Nyle”) 597,826 shares of the Company’s common stock (the “Nyle Purchase”) for $1.84 per share.  Prior to the Acquisition, Mr. Nyer, through his ownership of the Class A Stock and the Class B Stock, which carried 4,000,000 votes in the aggregate, controlled a majority of the Company’s voting securities.

In February 2008, the Company purchased from Samuel Nyer (Mr. Nyer), 2,000 shares of the Company’s Class A Stock and 1,000 shares of the Company’s Class B Stock held by Mr. Nyer (which represented all of the then issued and outstanding shares of such preferred stock) in exchange for a promissory note in the amount of $400,000 (the “Samuel Nyer Purchase”).

As a result of the Acquisition including the issuance of the newly issued Series 2 Preferred Stock to the minority shareholders of DAW (the “Minority Shareholders”), the Nyle Purchase, the Samuel Nyer Purchase and the appointment of Mark and David Dumouchel to fill director and officer vacancies, there has been a change of control of the Company with the former Minority Shareholders owning approximately 57.6% of the voting power of the Company’s outstanding common stock.

5.  Inventories

Inventories consisted of the following at June 30:

	June 30
	2009	2008
Pharmacies	$8,371,689	$8,260,293
LIFO reserves	(1,405,582)	(1,283,590)
Inventory, net	$6,966,107	$6,976,703

The pharmacies use the LIFO method of accounting for their inventories.  At June 30, 2009 and 2008, inventories were $1,405,582 and $1,283,590, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) method.  The LIFO charge was $121,992 and $177,689 for the year ended June 30, 2009 and 2008, respectively.

In July 2006, DAW executed an agreement with its major supplier to purchase pharmaceuticals and amended such agreement in February 2008.  This amended agreement extended the termination date from January 2009 to January 31, 2012, and allowed for a two-week rolling extension of payment terms.  Payment for merchandise delivered is secured by a first priority interest in all of DAW’S assets of approximately $17 million.  DAW has committed to maintain a $200,000 store monthly purchase average from this supplier.  If the relationship with this supplier was disrupted, management believes it has other competitive suppliers who could fulfill their inventory needs at no additional expense.

6.  Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30
	2009	2008
Vendor rebates receivable	$906,372	$392,456
Prepaid other	72,854	272,393
Total prepaid expenses and other current assets	$979,226	$664,849

7.  Property, plant, and equipment

The following is a summary of property, plant, and equipment, including capital lease assets:

	June 30
	2009	2008
Fixtures and equipment	$2,135,639	$1,682,475
Transportation equipment	343,117	273,991
Leasehold improvements	1,788,058	1,754,921
	4,266,814	3,711,387
Accumulated depreciation	(2,872,970)	(2,370,332)
	$1,393,844	$1,341,055

Depreciation expense, which included amortization of assets recorded under capital leases, was $539,978 and $420,888 for fiscal year 2009 and 2008, respectively.

8.  Goodwill and other intangible assets

The following is a summary of the changes in the carrying amount of goodwill:

	June 30
	2009	2008
		(restated)
Balance, beginning of year	$2,611,616	$18,000
Goodwill recorded on acquisition	-	2,593,616
Goodwill written off on disposition of discontinued operations	(18,000)	-
	$2,593,616	$2,611,616

The following is a summary of other intangible assets, which consist of prescription lists:

June 30, 2009			June 30, 2008
Gross			Gross
Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Value	Amortization	Value	Value	Amortization	Value
$1,011,555	$(385,596)	$625,959	$1,371,555	$(646,437)	$725,118

Amortization expense of other intangible assets was $88,492 and $124,490 for fiscal year 2009 and 2008, respectively.

Based on the balance of other intangible assets at June 30, 2009, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization
Year	Amount
2010	87,822
2011	87,822
2012	85,716
2013	81,156
2014	81,156
Thereafter	202,287
Total	$625,959

9.   Notes payable and other related party transactions

Notes payable

The following is a summary on notes payable:

	June 30
	2009	2008
Related parties:
Convertible notes	$1,500,000	$1,500,000
Note payable, shareholder	293,333	373,333
	1,793,333	1,873,333
Less current portion of debt due related parties	80,004	80,004
Long-term portion of debt due related parties	$1,713,329	$1,793,329

Other debt:
Note payable, former shareholder	$256,668	$326,667
Obligations under capital leases	165,266	-
Note payable, pharmacy acquisition	-	113,958
	421,934	440,625
Less current portion of debt	106,058	183,958
Long-term portion of debt	$315,876	$256,667

At June 30, 2009, the following were the maturities of debt:

Year	Maturities
2010	$186,062
2011	1,686,048
2012	186,048
2013	136,048
2014	21,061
$2,215,267

In February 2008, Convertible Notes were issued to the former Minority Shareholders, in the aggregate amount of $1,500,000.  The Convertible Notes bear interest at the rate of 8% per annum, and are due on February 4, 2011.  After February 4, 2009 (the first anniversary of the transaction), any of the former Minority Shareholders can convert all or any portion of their allocable payment of such notes into shares of the Company’s common stock at an initial conversion price of $1.84 per share.  They can also redeem for cash.  The former minority shareholders have indicated that they do not intend to redeem the Convertible Notes until after July 1, 2010.

In February 2008, an unsecured a promissory note, maturing in February 2013, was issued to Mr. Nyer in the amount of $400,000 for the purchase of the Company’s 2,000 shares of Class A Stock and 1,000 shares of Class B Stock.  The note is payable in equal monthly installments of $6,667 plus interest on the unpaid balance at 7%.

In February 2008, an unsecured promissory note, maturing in February 2013, was issued to the former Minority Shareholders in the amount of $350,000.  The note is payable in equal monthly installments of $5,833 plus 7% interest on the unpaid balance.  The note was assigned to Nyle on February 4, 2008, by the Minority Shareholders as consideration for their purchase of common stock of the Company owned by Nyle.

The Company also had a note payable for an acquisition of a pharmacy, collateralized by pharmacy inventory, payable in equal monthly installments of $4,000 plus interest on the unpaid balance at 5%.  The note matured and was paid in full in April 2008.

In addition, the Company had a note payable for an acquisition of a pharmacy, payable in equal monthly installments of $11,396 plus interest on the unpaid balance at 6%.  The note matured and was paid in full in March 2009.

The Company’s discontinued operations, ADCO Surgical Supply, Inc., (“ADCO”) had a line of credit (“line”), which was secured by land and a building owned by ADCO (not sold with the rest of ADCO’s assets) and guaranteed by the Company.  Repayment of the line was in monthly payments of interest only, with the principal being due at maturity, unless renewed.   Prior to the maturity date, ADCO would have had to repay the amounts outstanding under the line upon the demand of the Bank.   The interest rate was two percentage points over the Wall Street Journal Prime Rate.  As of June 30, 2009, borrowings outstanding against the line were $300,000 and were included in the liabilities to be disposed of from discontinued operations on the Company’s balance sheet.  The building that was used as collateral for the line of credit was sold on September 21, 2009.  A portion of the proceeds from the sale were used to pay off the line, and the line was terminated as of September 21, 2009.

Other related party transactions

The Company leases a drug store facility owned by the mother of the Company’s president, chief executive officer, and director and another director.  The Company paid $81,500 for fiscal year 2009 and 2008.  The lease expires July 31, 2011.

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30
	2009	2008
		(restated)
Accrued salaries and wages	$732,989	$608,208
Accrued income taxes	198,139	164,423
Accrued other	197,248	442,802
Total accrued expenses and other current liabilities	$1,128,376	$1,215,433

11.  Discontinued operations

In December 2008, the Company sold the inventory and prescription lists of its Topsfield pharmacy to CVS Pharmacy L.L.C. (“CVS”).  In conjunction with this sale, the Company also entered into a non-compete agreement with CVS, whereby it has agreed not to compete for three years within a 10-mile radius of the CVS store located in Danvers, Massachusetts, excluding two currently operating Eaton Apothecary pharmacies.  A gain of $507,000 was recognized on the sale of Topsfield.

In September 2008, the Company sold certain assets and liabilities of ADCO, a medical and surgical equipment and supplies company engaged in both the wholesale and retail selling of medical equipment and surgical supplies throughout New England and the internet.  A loss on disposal of $193,260 was recognized on the sale of ADCO’s certain assets and liabilities.  The Company retained ADCO’s building and land and its line of credit of $300,000, which has been fully utilized.  The buyer of ADCO’s assets had an option to purchase the building and land that was not exercised and expired on January 31, 2009.   In connection with this sale, the Company received a $50,000 note receivable that was payable January 31, 2009.  The Company and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  The Company is unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

During the fiscal year ended June 30, 2008, the Company operated ADCO South, a medical and surgical equipment and supplies company engaged in the wholesale selling of medical equipment and surgical supplies throughout Florida.  In June 2008, the Company sold ADCO South and recognized a loss on the sale of $3,848.

In December 2007, the Company reevaluated the outstanding liabilities related to its fire and police segment (discontinued in 2004) and concluded there were no remaining liabilities.  The liabilities were reversed and a $298,628 gain has been reflected in loss of discontinued operations.

The following is a summary of the assets and liabilities for discontinued operations:

	June 30
	2009	2008
Cash	$2,275	$33,293
Accounts receivable, net	-	323,681
Inventories	-	707,820
Prepaid expenses and other current assets	-	12,828
Property and equipment, net	112,001	120,942
Current portion of deferred tax assets	105,200	73,000
Goodwill	-	86,463
Long-term portion of deferred tax assets	-	70,000
Total assets	$219,476	$1,428,027

Line of credit	$300,000	$300,000
Accounts payable	-	566,833
Accrued payroll and related taxes	-	28,187
Accrued expenses and other liabilities	10,771	27,031
Total current liabilities	$310,771	$922,051

A summary of revenues and pre-tax operating results from the discontinued operations for fiscal year 2009 and 2008 is as follows:

	Year ended June 30
	2009	2008
Sales	$1,664,872	$6,636,572
Pre-tax (loss) income from discontinued operations	(11,741)	242,865

12.  Employee benefit plan

The Company has a deferred salary arrangement under Section 401(k) (“Employee Plan”) of the Internal Revenue Code.  Participants may elect to contribute up to 20% of their eligible compensation, as defined.  Also, the Company will make certain matching contributions.  The Company’s matching contributions to the Employee Plan were $287,744 and $242,520 for fiscal years 2009 and 2008, respectively.

13.  Income taxes

The provision for income taxes from continuing operations consists of the following:

	Year ended June 30
	2009	2008
Current tax expense (benefit):		(restated)
Federal	$(69,781)	$182,021
State	(24,555)	52,311
	(94,336)	234,332
Deferred tax expense (benefit):
Federal	(76,615)	(210,700)
State	(11,146)	(11,500)
	(87,761)	(222,200)
Total income tax expense (benefit)	$(182,097)	$12,132

A reconciliation of the statutory federal income tax rate and the effective income tax rate for continuing operations is as follows:

	2009	2008
		(restated)
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(6.1)%	17.8%
Permanent differences	(4.8)%	0.0%
Other	18.5%	(45.5)%
	41.6%	6.3%

The tax effect of temporary differences that gave rise to significant components of deferred tax assets consists of the following:

	2009	2008
Continuing operations:		(restated)
Deferred tax assets:
Depreciation	$214,500	$241,000
Intangible assets	133,900	145,000
Inventory	127,700	109,000
Accounts receivable	7,300	10,000
Stock-based compensation	76,000	58,000
Net operating losses	108,300	-
Other	46,800	75,000
Total deferred tax assets, continuing operations	714,500	638,000
Discontinued operations:
Deferred tax assets:
Depreciation	$105,200	$101,000
Intangible assets	-	55,000
Inventory	-	56,000
Accounts receivable	-	13,000
Net operating losses	37,800	37,000
Other	-	3,000
Total gross deferred taxes	143,000	265,000
Valuation allowance	(37,800)	(122,000)
Total deferred tax assets, discontinued operations	105,200	143,000
Total deferred taxes	$819,700	$781,000

Property, plant and equipment and intangibles are generally depreciated or amortized for longer periods for tax purposes than for financial reporting purposes, thereby creating deferred tax assets.  It is more likely than not that our deferred asset tax balances will be recovered from reversal of the timing differences and utilization of net operating loss carrybacks.    In fiscal year 2009, the Company utilized the tax benefits from intangible assets previously written-off for book purposes, and the valuation allowance was reduced by $84,200.  The valuation allowance includes certain state tax net operating losses that may not be realizable.

We file a consolidated U.S. federal income tax return as well as income tax returns in various states.  The following years are open for examination by either the federal or state tax authorities:  fiscal years ended June 30, 2009, 2008, 2007, and 2006.

14.  Shareholders’ equity

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

Series 2 Class B Preferred Stock

In February 2008, 2,000 shares of Series 2 Stock, a newly-created series of convertible preferred stock of the Company were issued to the former Minority Shareholders.  Each share has voting rights equal to 2,000 shares of common stock for an aggregate of 4,000,000 votes.  The shares are initially convertible into 218,000 shares of the Company’s common stock, based upon an initial conversion price of $1.84, which is subject to adjustment (“the “Conversion Price”).

At any time, the holders of the Series 2 Stock may convert their shares into common stock upon the Company’s (i) consolidation with or merger into any other person or (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company subject to certain conditions described below, which may be waived by the holders of at least a majority of the Series 2 Stock then outstanding.

On February 4, 2011, or such later date as the following conditions are met in their entirety, all of the shares of Series 2 Stock will be converted into common stock:  (i) no event of default has occurred and is continuing beyond any applicable cure periods under the promissory notes issued by the Company to any of the former Minority Shareholders and (ii) the resale of common stock issuable upon conversion of the Series 2 Stock is covered by an effective registration statement.

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

15.  Warrants and stock options plans

The Company has two stock option plans under which employees, consultants, and directors have been granted options to purchase shares of the Company’s common stock.  The 1993 Stock Option Plan (the “1993 Plan”) was amended in fiscal year 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company (the “2002 Plan”) and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000.  The maximum aggregate number of shares of common stock available for award under the 2002 Plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Plan, automatic options vest semi-annually to all directors and certain officers and expire 10 years from the date of grant.  Except with respect to certain incentive stock options (“ISOs”), options under the 1993 Plan expire 10 years from the date of grant.  Under the 1993 Plan, except for ISOs and non-qualified options, which are not non-discretionary options (as such term is used in the 1993 Plan), the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 Plan.  Under the 2002 Plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 Plan) of the common stock of the Company on the date of the grant.

The Company granted 24,000 and 104,000 stock options in fiscal year 2009 and 2008, respectively.   The Company determines the fair value of stock options issued on the date of grant using a Black-Scholes valuation model.  The following assumptions were used for options granted in fiscal years 2009 and 2008:

	2009	2008
Expected stock price volatility	89%	91%
Expected dividend yield	0%	0%
Risk-free interest rate	1.9%	3.6%
Expected option life	5 years	5 years
Weighted-average fair value of options granted	$0.61	$0.95

Expected volatility is based on historical volatilities of the Company’s common stock; the expected option life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company recorded stock-based compensation expense of $54,435 and $74,288 for fiscal year 2009 and 2008, respectively.  Unrecognized compensation cost to be recognized in the future for stock option grants is $25,484 at June 30, 2009.  These costs are expected to be recognized over a weighted average period of 1.8 years.  There were no options exercised in either 2009 or 2008, and there was no income tax benefit from stock options exercised for fiscal years 2009 and 2008.

The following is a summary of stock option activity:

				Weighted Average
		Weighted Average	Aggregage	Remaining
		Exercise Price	Intrinsic	Contractual
	Shares	Per Share	Value (a)	Life (in years)
Outstanding at June 30, 2008	1,488,000	$3.54	$-
Granted	24,000	$0.88	-
Exercised	-	$-	-
Canceled	(77,000)	$1.87	-
Outstanding at June 30, 2009	1,435,000	$3.57	-	1.9

Exercisable at June 30, 2009	1,379,000	$3.67	-	1.6

(a)           The aggregate intrinsic value represents the difference between the exercise price and $0.77, the closing price of the Company’s stock on June 30, 2009.   None of the options outstanding at June 30, 2009, were in the money.

In April 2005, the Company granted to investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share.   The exercise price of the warrants is subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like, and for subsequent equity sales at a price less than the exercise price of the warrants.   None of these have been exercised as of June 30, 2009.  The warrants will expire April 15, 2010.   In addition, The Company had 150,000 stock options that were granted in 1999 to a third party in connection with consulting services that were not exercised and expired in January 2009.

16.  Earnings per share

Net loss per share is based on the following:

	Year ended June 30
	2009	2008
		(restated)
Numerator for basic and diluted earnings per common share calculation:
(Loss) income from continuing operations	$(256,076)	$144,915
Deemed dividend on redemption of preferred stock applicable to common shareholders	-	(399,997)
Loss from continuing operations, net of deemed dividend on redemption of preferred stock	(256,076)	(255,082)
Income from discontinued operations, net of income tax	162,217	145,610
Net loss	$(93,859)	$(109,472)

Denominator for basic and diluted earnings per common share calculation:
Weighted average common shares outstanding	3,978,199	3,978,199

Basic and diluted loss per share:
Loss per share, continuing operations, net of deemed dividend on redemption of preferred stock	$(0.06)	$(0.06)
Earnings per share, discontinued operations	0.04	0.03
Loss per share attributable to common shareholders	$(0.02)	$(0.03)

In February 2008, the Company redeemed the Series A Stock and Series B Stock for a promissory note of $400,000.  The excess over the carry value of $3 was recorded as a deemed dividend and increased the net loss to arrive at the net loss applicable to common stockholders.

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share at June 30:

	June 30
	2009	2008
Stock options	1,435,000	1,638,000
Warrants	53,320	53,320
Convertible notes	815,217	815,217
Convertible preferred stock	218,000	218,000
	2,521,537	2,724,537

17.  Significant concentrations

The Company’s pharmacy sales were primarily to customers with a prescription benefit as part of a health insurance plan.  Health insurance plans typically contract with a Pharmacy Benefit Management Company (“PBM”) that in turn negotiates reimbursement rates with networks of pharmacies for customer’s eligible prescription purchases.  Any significant loss of PBM business would have a material adverse effect on the Company’s business and results of operations.  During fiscal years 2009 and 2008, the top five PBMs accounted for approximately 49% and 51%, respectively, of the Company’s total sales.  Two PBMs accounted for more than 10% of our overall revenues for the year.  One represented 17% of total sales in both fiscal years 2009 and 2008 and the other represented 13% and 11% of total sales in fiscal year 2009 and 2008, respectively.

During fiscal year 2009, the pharmacies purchased inventory from a single supplier, amounting to $50.4 million or 91% of total inventory purchased, under a new contract expiring January 31, 2012 (See Note 5).  During fiscal year 2008, the pharmacies purchased $49.4 million of inventory, or 92% of total inventory, from a single supplier.  With limited exceptions, the pharmacies have contracted to purchase substantially all of their pharmaceutical products from this supplier.  If the relationship with this supplier was disrupted, management believes it has at least three competitive suppliers who could fulfill their inventory needs at no additional expense.

18.  Supplemental cash flow information

	Year ended June 30
	2009	2008
		(restated)
Supplemental disclosure of cash flow information:
Cash paid for interest	$185,605	$91,972
Cash (received) paid for (tax refunds) income taxes	$(20,120)	$130,892

Supplemental schedule of non-cash investing and financing activities:
Acquisition of pharmacy is summarized as follows:
Inventory	$-	$(252,115)
Property and equipment	-	(19,945)
Prescription lists	-	(280,055)
Cash paid for acquisition	$-	$(552,115)

Reversal of discontinued operations accounts payable, accrued expenses, and other liabilities	$-	$298,628

The purchase of 20% of subsidiary, D.A.W. in February 2008 is summarized as follows:
Purchase price allocation:
Goodwill	$-	$2,593,616
Minority interest	-	1,864,900
Total purchase price	$-	$4,458,516

Consideration for the acquisition:
Preferred stock, Series 2 Class B	$-	$400,000
Convertible notes	-	1,500,000
Note payable	-	350,000
Cash, including transaction costs of $458,516	-	2,208,516
Total consideration	$-	$4,458,516

19.  Commitments and contingencies

Lease commitments

The Company rents office and store space with varying lease expiration dates through November 2017 that are accounted for as operating leases.  Fourteen of the locations have renewable lease options, certain of which involve rent increases.   In addition, we lease capital equipment under both operating and capital leases.  Assets held under capital leases amounted to $180,292, with accumulated amortization of $7,512, at June 30, 2009.  There were no assets held under capital leases at June 30, 2008.   Lease expense was $1,856,957 and $1,661,588 for fiscal year 2009 and 2008, respectively.

At June 30, 2009, the minimum rental commitments for all non-cancelable leases with initial or remaining lease terms of more than one year were as follows:

	Capital	Operating
Year	Lease	Lease
2010	$42,840	$1,563,057
2011	42,840	1,522,188
2012	42,840	1,123,288
2013	42,840	564,180
2014	24,990	204,384
Thereafter	-	569,850
Total minimum lease payments	196,350	$5,546,947
Amount representing interest	(31,084)
Present value of minimum lease payments	$165,266

Legal proceedings

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

20.  Subsequent Events

Management has evaluated subsequent events through September 28, 2009, which is the date the financial statements were issued. On September 21, 2009, ADCO sold its building in Bangor, Maine, to Dovesco, LLC, for $830,000 and a gain of $668,199 was recognized on the sale.   A portion of the proceeds were used to pay off the line of credit that had been secured by the building, and the line was terminated effective September 21, 2009.

21.          Selected quarterly data, (unaudited)

Selected unaudited quarterly consolidated financial information is presented in the tables below.  The quarters ended December 31, 2007, and March 31, 2008, have been restated for the adjustments described in Note 3 of Notes to Consolidated Financial Statements and also to reflect the discontinued operations and the reclassifications made to conform to the fiscal year 2008 consolidated financial statements to the presentation in the fiscal year 2009 consolidated financial statements.

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total net revenues	$17,624,508	$18,986,769	$18,599,485	$19,512,082
Gross profit	4,650,468	4,996,065	5,114,304	5,401,075
Income (loss) from continuing operations	41,168	(52,540)	(208,679)	(36,025)
Income (loss) from discontinued operations	(51,606)	277,249	(66,113)	2,687
Net (loss) income	(10,438)	224,709	(274,792)	(33,338)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.01)	$(0.05)	$(0.01)
Discontinued operations	(0.02)	0.07	(0.02)	0.00
Net earnings (loss) per share	$(0.01)	$0.06	$(0.07)	$(0.01)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(restated)	(restated)
Total net revenues	$16,277,052	$17,146,210	$17,295,108	$17,876,644
Gross profit	3,967,216	4,401,651	4,360,751	4,845,802
Income (loss) from continuing operations	(40,670)	(32,200)	(115,941)	333,726
Income (loss) from discontinued operations	5,881	137,105	(8,834)	11,458
Deemed dividend on redemption of preferred stock	-	-	(399,997)	-
Net income (loss) attributable to common
shareholders	(34,789)	104,905	(524,772)	345,184

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.01)	$(0.13)	$0.08
Discontinued operations	0.00	0.04	(0.00)	0.01
Net earnings (loss) per share attributable to
common shareholders	$(0.01)	$0.03	$(0.13)	$0.09

NYER MEDICAL GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions		Deductions
		Charged	Additions	for
	Balance at	to Costs	Charged	Payments	Balance at
	Beginning	and	to Other	or	End of
	of Year	Expenses	Accounts	Write-offs	Year
Year ended June 30, 2009:
Allowance for doubtful accounts	$24,552	$-	$-	$(6,352)	$18,200
Allowance for doubtful accounts, discontinued operations	$43,000	$-	$-	$(43,000)	$-

Allowance for inventory obsolescence, discontinued operations	$100,000	$-	$-	$(100,000)	$-

Year ended June 30, 2008:
Allowance for doubtful accounts	$33,000	$-	$-	$(8,448)	$24,552
Allowance for doubtful accounts, discontinued operations	$52,000	$-	$-	$(9,000)	$43,000
Allowance for inventory obsolescence, discontinued operations	$142,000	$-	$-	$(42,000)	$100,000

ITEM 9.   Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

There were no disagreements with the Company’s accountants.

ITEM 9A (T).  Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of Restatements.

On September 2, 2009, the Audit Committee of our Board of Directors concluded that our financial statements and related audit reports thereon for the year ended June 30, 2008, in our Annual Report on Form 10-K for the year ended June 30, 2008, and the interim financial statements for the quarters ended December 31, 2007, March 31, 2008, September 30, 2008, December 30, 2008, and March 31, 2009, in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007, March 31, 2008, September 30, 2008, December 31, 2008, and March 31, 2009, should no longer be relied upon due to errors in our accounting for transaction costs associated with the purchase of the minority interest in DAW in February 2008.  Management had discovered these errors during its preparation of our financial statements for the year ended June 30, 2009.  Despite these errors in the application of generally accepted accounting principles, management did not identify any material weaknesses in our internal control over financial reporting for year 2008. In particular, management concluded that although a restatement was necessary, our underlying processes nonetheless provided reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework.  Based on our assessment, we believe that, as of June 30, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our present directors and executive officers, their ages and positions held as of September 28, 2009, are as follows:

Name	Age	Position

Mark Dumouchel	49	CEO, President, Director and President of DAW

David Dumouchel	48	Vice President of DAW and Director

Michael Curry	52	Vice President of DAW

Wayne Gunter	57	Vice President of DAW

Robert Landis	50	Director

Donato Mazzola	50	Vice President of DAW

James Schweiger	74	Director

Gerald Weston	67	Director

Sandra M. Zimmerman	58	CFO

Messrs. David Dumouchel and Mark Dumouchel, who are brothers are directors and also serve as officers of DAW.  The three remaining directors, Messrs. Robert Landis, James Schweiger, and Gerald Weston qualify as independent under NASDAQ rules.  Other than as stockholders and serving as directors on Board of Director committees, none of Messrs. Landis, Schweiger, or Weston has any relationship with us.  Mr. Curry is the brother-in-law to Messrs. David Dumouchel and Mark Dumouchel.

Our Board of Directors is divided into three classes of directors.  Messrs. Landis’ and Mark Dumouchel’s terms expire in 2011, Messrs. Schweiger’s and Weston’s terms expire in 2012, and Mr. David Dumouchel’s term expires in 2010.  There are no vacancies.  In each case, a director whose term expires will remain in office until his successor is elected and qualified (assuming he does not otherwise resign or retire or is not otherwise removed).

Mark Dumouchel has been our Chief Executive Officer and President and a Class B director since February 2008.  He was one of our directors from 2004 to 2005.  He has been president and director of DAW since 1990.  He is a registered pharmacist in the State of Massachusetts and has over 32 years experience working in and running pharmacies.  Mr. Dumouchel serves as a director of Northeast Pharmacy Services Corporation.  He received his Bachelors of Science degree in Pharmacy from Massachusetts College in 1982 and his Masters of Business Administration from Babson College in 1984.

David Dumouchel has been one of our Class A directors since February 2008.  He was one of our directors from 1996 to 2000.  Mr. Dumouchel has been a director of DAW since August 1996.  Additionally, Mr. Dumouchel has been a Vice President of DAW since 1988.  Mr. Dumouchel is a registered pharmacist in the State of Massachusetts.  Mr. Dumouchel received his Bachelors of Science degree in Pharmacy from Purdue University in 1983, and his Masters of Business Administration from Amos Tuck School at Dartmouth College in 1986.

Michael Curry has been a Vice President and Secretary of DAW since 1995.  Mr. Curry is a registered pharmacist in the state of Massachusetts.  He has been a manager of various pharmacies since 1980.  Mr. Curry received his Bachelors of Science degree in Pharmacy from the Massachusetts College of Pharmacy in 1980.

Wayne Gunter has been a Vice President of DAW since 1995.  Mr. Gunter is a registered pharmacist in the State of Massachusetts. Mr. Gunter has managed and operated pharmacies for 32 years. Mr. Gunter is a former treasurer of the Massachusetts Pharmacist Association and currently sits on the board at Stoneham Savings Bank.  Mr. Gunter received his Bachelors of Science degree in Pharmacy from the Massachusetts College of Pharmacy in 1975.

Robert J. Landis has been one of our Class B directors since December 2004.  Mr. Landis is also a member of our Audit Committee and Chairman of our Compensation Committee.  Mr. Landis has been the chief accounting officer of Comprehensive Care Corporation since March 2009.  From July 1998 to March 2009, he was the chief financial officer and treasurer of Comprehensive Care Corporation.  Mr. Landis also serves on the board of directors and on the audit committee of Global Axcess Corporation.  Mr. Landis served as treasurer of Maxicare Health Plans, Inc., from November 1988 to July 1998.  Mr. Landis is a Certified Public Accountant.  He received a Bachelors of Science in Business Administration from the University of Southern California in 1981 and a Masters of Business Administration from California State University at Northridge in 1990.

Donato Mazzola has been a Vice President of DAW since 1995.  Mr. Mazzola is a registered pharmacist in the state of Massachusetts.  He currently serves as an area pharmacy manager.  Mr. Mazzola has served as chairman of the trustees for the Lodge of Elks Newton since 2004.  He received his Bachelors of Science degree in Pharmacy from the Massachusetts College of Pharmacy in 1981.

James J. Schweiger has been one of our Class C directors since January 2002.  Mr. Schweiger is also Chairman of our Audit Committee and Chairman of our Stock Option Committee and a member of our Compensation Committee.  Since 1986, Mr. Schweiger has been the president and chief executive officer of James J. Schweiger Financial Consultants, located in Orlando, Florida.  From 1978 to 1986, Mr. Schweiger was an area managing partner in the firm of KPMG Main Hurdman in charge of the Ft. Lauderdale/Miami office, Northeastern Regional Managing Partner, and later served as the Southern Area Director.  From 1980 to 1985 he served on their Policy Board and Management Committee.  He was previously a board member of AICPA on accounting for real estate transactions.  From 1989 to 1992, Mr. Schweiger served as treasurer and director on the EASE Foundation board of directors (a charitable foundation in Davie Florida). Mr. Schweiger graduated from Duquesne University, Pittsburgh, Pennsylvania, in 1961 with a Bachelors of Science degree in Business Administration.

Gerald Weston has been one of our Class C directors since December 2004.  Mr. Weston is also a member of our Audit Committee, Compensation Committee, and Stock Option Committee.  Mr. Weston is a Certified Public Accountant and is an owner of the accounting firm, Gerald Weston Accounting, where he has worked since 1985.  From 1982 to 1985, Mr. Weston was an audit manager in the firm Kern, DeWenter, Viere, CPA’s in St. Cloud, Minnesota.  Prior to 1982, he had various positions and served in the United States Air Force.  Mr. Weston received a Bachelors of Science degree in Accounting from St. Cloud State University, St. Cloud, Minnesota, in 1979.

Sandra M. Zimmerman has been our chief financial officer since February 2009.  Ms. Zimmerman has her own financial consulting business where she has provided financial management services to various companies since 1997.  From 1988 to 1997 Ms. Zimmerman worked in various financial management roles for Digital Equipment Corporation.   From 1984 to 1988, she was the director of corporate accounting at Computervision.  Prior to that time, she held financial management roles at Lexidata and Data Printer.  From 1978 to 1982, she worked in public accounting for Coopers & Lybrand.  Ms. Zimmerman received a Bachelors of Science Degree in Accounting from Bentley University, Waltham, Massachusetts, in 1978 and is a certified public accountant.

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

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act and NASDAQ requirements. The Members of the Audit Committee are Messrs. James Schweiger, Chairman, Robert Landis, and Gerald Weston.

The Board of Directors has determined that although more than one member of the Audit Committee may qualify as an “audit committee financial expert” under Item 407 (d) (5) of Regulation S-K, based on his experience described above, Mr. Schweiger, the Audit Committee Chairman, is designated Audit Committee financial expert. All of the members of the Audit Committee, including Mr. Schweiger, are considered “independent” under applicable NASDAQ rules.

•	Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors.  The code of ethics, which we call our Code of Conduct and Ethics Policy, is filed as an exhibit to this annual report.  If we make any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.

ITEM 11.  Executive Compensation

SEC rules require disclosure regarding executive compensation for anyone serving as our principal executive officer during the last fiscal year and the two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year.  For fiscal year 2009, the following individuals are referred to as our “named executive officers” throughout this annual report: (a) Mark Dumouchel; (b) David Dumouchel; and (c) Wayne Gunter.

The following table shows compensation earned by our named executive officers during the fiscal year 2009 and 2008:

Summary Compensation Table

					Non-equity
					Incentive	All
				Option	Plan	other
Name and				Awards	Compensation	Compensation		Total
Principal Position	Year	Salary ($)		($) (1)	($)	($)		($)
Mark Dumouchel	2009	$175,000		$9,460	$24,304	$19,476	(2)	$228,240
President and	2008	158,405	(2)	7,680	18,111	16,118	(2)	200,314
Chief Executive
Officer and
President of DAW

David Dumouchel	2009	150,000		9,460	8,263	17,813	(3)	185,536
Vice President of DAW	2008	148,789	(3)	7,689	18,111	15,794	(3)	190,383

Wayne Gunter	2009	150,000		5,676	4,010	21,191	(4)	180,877
Vice President of DAW	2008	148,789	(4)	5,760	18,111	16,334	(4)	188,994

(1) The option awards are for serving on our Board of Directors, serving as one of our Officers, and pursuant to employment agreements of executive officers of DAW. The values in the table reflect the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R), Share-based Payment, during fiscal years 2009 and 2008, using the Black-Scholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates, as detailed in Note 15 to our audited consolidated financial statements for the fiscal year ended June 30, 2009, included in Item 8 in this Annual Report.

(2) For fiscal year 2009, Mr. Mark Dumouchel’s other compensation includes $7,725 matching contributions from our 401(k) plan, a vehicle allowance of $6,732, and officer’s life insurance of $5,019. For fiscal year 2008, Mr. Dumouchel’s salary was $149,588 until February 4, 2008, when his salary was increased to $175,000 pursuant to a new employment agreement. For fiscal year 2008 Mr. Dumouchel’s other compensation includes $8,018 in matching contributions from our 401(k) plan, a vehicle allowance of $6,700, and officer’s life insurance of $1,400.

(3) For fiscal year 2009, Mr. David Dumouchel’s other compensation includes $6,724 matching contributions from our 401(k) plan, a vehicle allowance of $7,204, and officer’s life insurance of $3,885. For fiscal year 2008, Mr. Dumouchel’s salary was $143,788 until February 4, 2008, when his salary was increased to $150,000 pursuant to a new employment agreement. For fiscal year 2008 Mr. Dumouchel’s other compensation includes $7,634 in matching contributions from our 401(k) plan, a vehicle allowance of $7,130, and officer’s life insurance of $1,030.

(4) For fiscal year 2009, Mr. Wayne Gunter’s other compensation includes $6,724 matching contributions from our 401(k) plan, a vehicle allowance of $7,717, and officer’s life insurance of $6,750. For fiscal year 2008, Mr. Gunter’s salary was $143,788 until February 4, 2008, when his salary was increased to $150,000 pursuant to a new employment agreement. Mr. Gunter’s other compensation includes $7,634 in matching contributions from our 401(k) plan, a vehicle allowance of $7,180, and officer’s life insurance of $1,520.

2009 Executive Compensation Components

•	Executive Employment Agreements; Arrangements

Effective February 4, 2008, Mr. Mark Dumouchel entered into a new three-year employment agreement which may be renewed upon agreement of the parties.  Pursuant to his employment agreement, Mr. Mark Dumouchel will be employed as our Chief Executive Officer and President of DAW and will receive a base salary of $175,000 per year of which we will pay him $43,750 and DAW will pay him $131,250.  The salary shall be increased on each anniversary date of the employment agreement in an amount equal to the percentage change over the past 12 months in the average hourly rate paid to pharmacists employed by DAW.  Pursuant to his employment agreement, DAW will also pay Mr. Mark Dumouchel an annual lump sum payment equal to five percent of the total amount royalties and licensing fees collected by DAW during the prior fiscal year (the “Franchise Payment”).

Effective February 4, 2008, Messrs. David Dumouchel and Wayne Gunter each entered into a new three-year employment agreement with DAW which may be renewed upon agreement of the parties, as a pharmacy manager at annual base salary of $150,000.  The annual base salary will be adjusted each anniversary date of the employment agreement in an amount equal to the percentage change over the past 12 months in the average hourly rate paid to pharmacists employed by DAW.

Under their employment agreements, Messrs. Mark and David Dumouchel and Wayne Gunter will each be entitled to (a) medical, dental, disability, and life insurance coverage consistent with DAW’s policies and plans in existence on the date of the signing of their respective employment agreements and (b) additional term life insurance coverage in the amount of $1,000,000 with beneficiaries designed by each such officer.

Under the employment agreements, DAW will establish a bonus pool (the “DAW Bonus Pool”), which will be equal to a percentage of income (before deductions for income taxes and management fees paid to us).  The percentage of income paid into the DAW Bonus Pool is as follows: (i) ten percent (10%) of income between $450,000 and $900,000; (ii) fifteen percent (15%) of income between $900,001 and $1,350,000; and (iii) twenty percent (20%) of income in excess of $1,350,000.  Fifty percent (50%) of the DAW Bonus Pool will be used for bonuses to be paid to the officers under their respective employment agreements as follows: (i) Mr. Mark Dumouchel will receive seventeen percent (17%), and (ii) Messrs. David Dumouchel and Wayne Gunter will share the remaining thirty-three percent (33%) in equal lots with two other executive officers (8.25% each).

Under the employment agreements, we granted to each of the officers non-qualified options to purchase 12,000 shares of common stock at an exercise price equal to the Market Price (as defined in our 2002 Plan) on the date of grant, which was $1.49 on February 4, 2008.  Under the Plan, the Market Price on any day is, in the sole discretion of the stock option committee administering the Plan, either (x) the average of the high and low reported consolidated trading sales prices, or if no such sale is made on such day, the average of the closing bid and asked prices reported on the consolidated trading listing for such day or (y) the closing price reported on the consolidated trading listing for such day.  Our Stock Option Committee determined the Market Price based upon the closing price.  The options granted under the employment agreements became exercisable in their entirety on February 4, 2009.

Pursuant to the employment agreements, each of the officers will be entitled to a cash severance payment in the event that we or DAW terminate the particular agreement without Cause (as defined in the employment agreement) or the employment agreement is terminated by the officer for Good Reason (as defined in the employment agreement) which severance will be equal to the total of (i) one year of base salary at the salary rate then in effect to the extent allocable as to DAW and us, as the case may be, but not to exceed the aggregate base salary then in effect; (ii) the last annual bonus paid to the officer (or, in the event that the termination occurs before any bonus has been paid, the annualized bonus for the year in which the termination occurs); and (iii) in the case of Mr. Mark Dumouchel only, the last Franchise Payment paid to Mr. Mark Dumouchel (or, in the event that the termination occurs before any Franchise Payment has been paid, the annualized Franchise Payment for the year in which the termination occurs). Additionally, in the event of any termination under an employment agreement, the officer will be entitled to COBRA continuation coverage for six months after any such termination. The executives each would be entitled to unused vacation time.

Under the employment agreements, each of the officers is subject to non-compete and non-solicitation provisions and a non-disclosure provision.  The non-compete and non-solicitation provisions survive for six months after the termination of the employment agreements and the non-disclosure provision has no termination date.

•	Non-Equity Incentive Payments and Bonuses

The non-equity incentive payments of Messrs. Mark and David Dumouchel and Wayne Gunter are determined based on the formulas in their employment agreements as described above.  Income for purposes of the DAW Bonus Pool is calculated before income taxes and the management fees paid to us by DAW.

The named executive officers may also receive a bonus as may be determined from time to time by our Board of Directors in its sole discretion, which bonus would be based upon specific achievement within the year in which such compensation would be provided.  No discretionary bonuses were paid to any named executive officer for the year ended June 30, 2009 or 2008.

•	Stock Option Plans

We have two stock option plans under which employees, consultants, and directors may be granted options to purchase shares of our common stock.  During the year ended June 30, 2009, each of Messrs. Schweiger and Weston received options to acquire 12,000 shares of our common stock for their service as our directors.  Those options are exercisable at $0.88 per share and vest in six equal installments on each of June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010, June 30, 2011, and December 31, 2011.

•	Severance Agreements

We do not have any severance agreements with our named executive officers other than those described above pursuant to the employment agreements with each such officer.

•	Retirement Plans

We sponsored 401(k) plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code for eligible employees. Participants may elect to contribute up to 20 percent of their eligible compensation, as defined.  We match at the rate of 100 percent of the first 5 percent and 50 percent of the next 2 percent.

Outstanding Equity Awards at Fiscal Year End:

The following table shows information of all outstanding equity awards held by our named executive officers at June 30, 2009:

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option	Options
	options (#)	options (#)		exercise	expiration
Name	exercisable	unexercisable		price ($)	date
Mark Dumouchel	4,000	-		$2.44	03/21/14
	2,000	-		$2.91	03/29/15
	18,000	6,000	(1)	$1.49	02/03/18
	24,000	6,000

David Dumouchel	18,000	2,000	(2)	$1.49	02/03/18

Wayne Gunter	12,000	-		$1.49	02/03/18

1) These options are exercisable for 2,000 shares on each of 12/31/09, 06/30/10 and 12/31/10.

2) These options are exercisable on 12/31/09.

Director Compensation*

The following table shows information regarding compensation paid to directors who are not named executive officers for fiscal year 2009:

	Fees Earned
	or Paid in	Option
Name	Cash	Awards (1)	Total
Robert J. Landis	$6,600	$3,784	$10,384
James J. Schweiger	$7,800	$7,314	$15,114
Gerald Weston	$6,600	$7,314	`

*Compensation paid to Messrs. David Dumouchel and Mark Dumouchel, who are current directors, is included in the Summary Compensation Table above and, accordingly is not included in this table.

(1) The value in the table reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R), Share-based Payments.  The options were granted in accordance with our Stock Option Plan with the fair value calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates as detailed in Note 15 to our audited financial statements for the fiscal year ended June 30, 2009, included in Item 8 in this annual report.

Our non-employee directors receive (a) $600 each per telephone meeting of the Board of Directors or of a committee of the Board of Directors and (b) $1,000 each per in-person meeting of the Board of Directors or in-person meeting of a committee of the Board of Directors, with each Chairman receiving an additional 50% of the sum which he is to receive under (a) and (b) above with respect to each meeting.  With the exception of these amounts, we do not intend to compensate non-employee directors for serving as directors except to reimburse them for expenses incurred in connection with their service as directors and to issue automatic grants of non-qualified stock options pursuant to the 2002 Plan.  Directors who are employees receive no cash compensation for serving as directors; however, they are reimbursed for out-of-pocket expenses incurred in connection with their service as directors and are issued stock options.  Pursuant to the 2002 Plan, our directors receive automatic grants of options for 4,000 shares of our common stock for each year served as a director, with 2,000 of such options vesting semi-annually each June 30th and December 31st, provided that the optionee is still serving as a director, as applicable, on such date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth the number of shares of our voting stock that is beneficially owned as of September 21, 2009, by (i) owners of more than 5% of our voting stock, (ii) each director and named executive officer, identified in Item 11 of this annual report, and (iii) all our executive officers and directors as a group:

	Amount and
	nature of (1)		Percentage
Name and address	beneficial		of Voting
of beneficial owner	ownership		Power (%) (3)
Samuel Nyer	1,320,774	(2)	14.4%
698 Essex Street
Bangor, ME 04401

Michael and Lucille Curry	931,565	(3)	10.1%
13 Water Street
Holliston, MA 01746

David Dumouchel	937,565	(4)	10.2%
13 Water Street
Holliston, MA 01746

Mark Dumouchel	943,566	(5)	10.3%
13 Water Street
Holliston, MA 01746

Wayne Gunter	931,565	(6)	10.1%
13 Water Street
Holliston, MA 01746

Donato Mazzola	937,565	(7)	10.2%
13 Water Street
Holliston, MA 01746

Robert J. Landis	18,000	(8)	0.2%
13 Water Street
Holliston, MA 01746

James J. Schweiger	38,000	(9)	0.4%
13 Water Street
Holliston, MA 01746

Gerald Weston	18,000	(10)	0.2%
13 Water Street
Holliston, MA 01746

All our directors and executive
officers as a group (8 persons)	4,755,826	(3,4,5,6,7,8,9,10)	51.8%

1.          Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, and includes any options and warrants which vest within 60 days of September 21, 2009, i.e., by November 20, 2009.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all voting securities beneficially owned by them.

2.           Includes 272,774 shares of common stock (of which 183,174 shares are held by an affiliate of Mr. Nyer), 548,000 shares of common stock underlying options granted to Mr. Nyer pursuant to the 1993 Plan and the 2002 Plan.  Also includes 500,000 vested non-qualified options granted pursuant to Mr. Nyer’s 1999 employment agreement, as amended. All of Mr. Nyer’s 1,048,000 granted stock options are vested and currently exercisable.

3.           Includes 400 shares of Series 2 Stock, which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock), 119,565 shares of common stock, and 12,000 shares on common stock underlying options pursuant to the Plans.  The Curry’s are married to one another and thus beneficially own, with the shared power to vote and shared power to dispose of, these securities.  Does not include 163,043 shares of common stock issuable upon conversion of convertible promissory notes that Ms. Curry does not intend to convert until after June 30, 2010.

4.           Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock), 119,565 shares of common stock, and 18,000 shares of common stock underlying options pursuant to the Plans.  Does not include 163,043 shares of common stock issuable upon conversion of convertible promissory notes that Mr. Dumouchel does not intend to convert until after June 30, 2010.

5.           Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock); 119,566 shares of common stock, and 24,000 shares of common stock underlying options pursuant to the Plans.  Does not include 163,043 shares of common stock issuable upon conversion of convertible promissory notes that Mr. Dumouchel does not intend to convert until after June 30, 2010.

6.           Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock), 119,565 shares of common stock, and 12,000 shares of common stock underlying options pursuant to the Plans.  Does not include 163,043 shares of common stock issuable upon conversion of convertible promissory notes that Mr. Gunter does not intend to convert until after June 30, 2010.

7.           Includes 400 shares of Series 2 Stock which carry the right to 2,000 votes per share on any matter put to a vote of the common stock (equivalent to an aggregate of 800,000 votes of common stock), 119,965 shares of common stock, and 18,000 shares of common stock underlying options pursuant to the Plans.  Does not include 163,043 shares of common stock issuable upon conversion of convertible promissory notes that Mr. Mazola does not intend to convert until after June 30, 2010.

8.           Consists of 18,000 shares of common stock underlying vested options granted pursuant to the Plans.

9.           Consists of 38,000 shares of common stock underlying vested options granted pursuant to the Plans.

10.           Consists of 18,000 shares of common stock underlying vested options granted pursuant to the Plans.

Change of Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Securities Authorized for Issuance Under Equity Compensation Plans

			Number of Securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants, and rights	warrants, and rights	reflected in first column)
Equity compensation plans approved by security holders (1)	935,000	$2.04	2,305,000
Equity compensation plans not approved by security holders (2)	553,320	$6.08	-
Total	1,488,320	$3.54	2,305,000

 (1) Represents stock options granted under the Company’s 1993 Plan and 2002 Plan.

(2) Represents:

•
Non-qualifed stock options to purchase 500,000 shares our common stock at an exercise price of $6.437 per share, granted under the Employment Agreement dated as of October 25, 1999, between us and Mr. Samuel Nyer, our former president, as amended by the Stock Option Agreement, dated as of December 6, 2002, between the parties to the original document (collectively, the “Employment Agreement of Samuel Nyer”).  All of which are currently vested.  As of the date hereof, none of the options have been exercised.  The options expire in December 2012;

•
Warrants issued under the Common Stock Purchase Warrant, dated April 15, 2005, by us in favor of Around the Clock Partners, LP, (the “Around the Clock Warrants”) to purchase 36,791 shares of our common stock at an exercise price of $2.60; and

Warrants issued under the Common Stock Purchase Warrant, dated April 15, 2005, by us in favor of High Yield Orange, Inc., (the “High Yield Orange Warrants,” together with the Around the Clock Warrants, collectively the “Third Party Warrants”), to purchase 16,529 shares of our common stock at an exercise price of $2.60 per share.  The exercise price of the third party warrants are subject to adjustment for standard anti-dilution relating to stock splits, combinations and the like, and for subsequent equity sales at a price less than the exercise price of the Third Party Warrants.  As of the date hereof, none of these warrants have been exercised.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Except as set forth below, we did not have transactions with related persons during fiscal year ended June 30, 2009, nor any currently proposed transactions with related persons exceeding the amounts set forth in Item 404(d)(1) of Regulation S-K.

In February 2008, Convertible Notes were issued to the former Minority Shareholders, in the aggregate amount of $1,500,000.  The Convertible Notes bear interest at the rate of 8% per annum, and are due on February 4, 2011.  After February 4, 2009 (the first anniversary of the transaction), any of the former Minority Shareholders can convert all or any portion of their allocable payment of such notes into shares of the Company’s common stock at an initial conversion price of $1.84 per share.  They can also redeem for cash.  The former minority shareholders have indicated that they do not intend to redeem the Convertible Notes until after July 1, 2010.  We paid $120,000 in interest on the Convertible Notes for the former Minority Shareholders in fiscal year 2009.

In February 2008, an unsecured a promissory note, maturing in February 2013, was issued to Mr. Nyer in the amount of $400,000 for the purchase of the Company’s 2,000 shares of Class A Stock and 1,000 shares of Class B Stock. The note is payable in equal monthly installments of $6,667 plus interest on the unpaid balance at 7%. We paid $23,567 in interest on the promissory note to Mr. Nyer in fiscal year 2009.

Director Independence

Applying the definition of independence provided under all applicable NASDAQ rules, each of Robert Landis, James Schweiger and Gerald Weston are independent members of our Board of Directors.  Such persons, who serve as the members of our Audit Committee, would also be independent for purposes of the Audit Committee rules of NASDAQ.  The following persons who are directors are not independent under NASDAQ rules for the following reasons: (a) Mark Dumouchel is one of our executive officers and an executive officer of DAW and (b) David Dumouchel is an executive officer of DAW.

ITEM 14.  Principal Accountant Fees and Services

Our Audit Committee appointed Sweeney, Gates & Co. as our independent registered public accounting firm for our fiscal years 2008 and 2009.  Effective March 17, 2009, our Audit Committee elected to replace Sweeney, Gates & Co. with Wolf & Company, P.C., as our independent registered public accounting firm.  The fees for services provided by Sweeney, Gates & Co. to us for fiscal year 2008 and provided by Sweeney, Gates & Co. and Wolf & Company, P.C., for fiscal year 2009 were as follows:

	2009
	Wolf &	Sweeney,
	Company, P.C.	Gates & Co.	Total	2008
Audit Fees (1)	$90,000	$20,611	$110,611	$143,145
Audit Related Fees (2)	15,000	1,200	16,200	3,550
Tax Fees (3)	-	29,589	29,589	21,789
Subtotal	105,000	51,400	156,400	168,484
All Other Fees (4)	-	-	-	-
Total Fees	$105,000	$51,400	$156,400	$168,484

(1)  Audit Fees include professional services rendered for the audits of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2009 and 2008.

(2)  Audit Related Fees include professional services rendered for services that are reasonably related to the performance of the audit and reviews of our financial statements.  Such services in fiscal year 2009 for Wolf & Company related to the resolution of financial reporting matters related to the restatements of the 2008 financial statements and for Sweeney Gates & Co. for attendance at an audit committee meeting and in fiscal year 2008 for research of accounting treatments.

(3) Tax Fees include professional services rendered for tax compliance work, tax planning, and tax advice.

(4) Neither Sweeney, Gates & Co. nor Wolf & Company, P.C., provided us or our subsidiaries with any other services during the fiscal years 2008 and 2009.

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder).  The Audit Committee pre-approved all audit services and permitted non-audit services rendered by Sweeney, Gates & Co. and Wolf & Co., P.C., in fiscal years 2008 and 2009.  The pre-approval duty may be delegated to one or more designated members of the Audit Committee, with any such pre-approval reported to the Committee at its next regularly scheduled meeting.  Any such designated member(s) of the Committee shall also have the authority to approve non-audit services already commenced by the independent registered public accounting firm if (i) the aggregate amount of all such services provided constitutes no more than 5% of the total amount of revenues paid by us to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized by us at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Committee and approved by such designated member(s) prior to the completion of the audit.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Exhibits

(1)   FINANCIAL STATEMENTS

The following consolidated financial statements are included herein:

(2)   FINANCIAL STATEMENT SCHEDULES

Schedule II, Valuation and Qualifying Accounts and Reserves.

Such schedule should be read in conjunction with the consolidated financial statements.  All other schedules are omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)   EXHIBITS
3.1	Composite copy of Articles of Incorporation of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 10, 2008.)
3.2	Composite copy of Bylaws of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 10, 2008.)
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

10.1	1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 15, 1996.) *
10.2	Amendment to 1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2002.) *
10.3	Second Amendment to 1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2002.) *
10.4	Third Amendment to 1993 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.) *
10.5	2002 Stock Option Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.) *

10.6	Representative Form of 2002 Stock Option Plan Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 10, 2008.) *
10.7	Stock Option Agreement, effective as of December 6, 2002, between the Company and Mr. Samuel Nyer. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.) *
10.8
Supply Agreement, dated July 1, 2006, between McKesson Corporation and D.A.W., Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2006.) (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

10.9
First Amendment to Supply Agreement, dated February 3, 2008, between McKesson Corporation and D.A.W., Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 20, 2008.) (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

10.10
First Amended and Restated Agreement, dated as of December 20, 2007, by and among the Company, D.A.W., Inc, certain stockholders of D.A.W., Inc. and a stockholder of F.M.T. (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 17, 2007.)

10.11
Preferred Stock Purchase and Sale Agreement, dated as of December 20, 2007, by and among the Company, D.A.W., Inc. and the sellers named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 17, 2007.)

10.12
Purchase Agreement among ADCO Surgical Supply, Inc., ADCO South Medical Supplies, Inc. and Anand Patel entered into on September 25, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2008.)

10.13
Asset Purchase and Sale Agreement, dated December 9, 2008, between D.A.W., Inc., and CVS Pharmacy LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2008.)

10.14	Form of Stockholder Guaranty by Nyer Medical Group, Inc., to CVS Pharmacy LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2008.)
10.15
Contract for Sale of Real Estate dated August 7, 2009 by and between ADCO Surgical Supply, Inc. and GH Doane Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2009.)

10.16
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Mark Dumouchel. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.) *

10.17
Amendment to Employment Agreement, effective as of February 4, 2008, by and among the Company, D.A.W., Inc. and Mark Dumouchel. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 20, 2008.) *

10.18
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and David Dumouchel. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.) *

10.19
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Wayne Gunter. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.) *

10.20
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Donato Mazzola. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.) *

10.21
Employment Agreement, dated as of February 4, 2008, by and among the Company, D.A.W., Inc. and Michael Curry. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.) *

10.22
Negotiable Promissory Note, dated February 4, 2008, made by the Company in favor of each of Mark Dumouchel, David Dumouchel, Wayne Gunter, Donato Mazzola and Lucille Curry.   (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)

10.23	Negotiable Promissory Note, dated February 4, 2008, made by the Company in favor of Samuel Nyer. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)
10.24	Representative Convertible Promissory Note. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 10, 2008.)
10.25	Summary of Director Compensation.*, **
14.1	The Company’s Code of Conduct and Ethics Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 18, 2004.)
21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 10, 2008.)
23.1	Consent of Sweeney, Gates and Co. **
23.2	Consent of Wolf & Company, P.C. **
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. **
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. **
32.1	Section 1350 Certification of Chief Executive Officer. ***
32.2	Section 1350 Certifications of Chief Financial Officer. ***

*	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2009.

NYER MEDICAL GROUP, INC.

By:	/s/ Mark A. Dumouchel
Mark A. Dumouchel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Dumouchel
Mark A. Dumouchel	President and Chief Executive Officer, Director	September 28, 2009
(principal executive officer)
/s/ Sandra M. Zimmerman
Sandra M. Zimmerman	Chief Financial Officer (principal financial officer and principal accounting officer)	September 28, 2009
/s/ David Dumouchel
David Dumouchel	Director	September 28, 2009

/s/ Robert J. Landis
Robert J. Landis	Director	September 28, 2009

/s/ James Schweiger
James Schweiger	Director	September 28, 2009

/s/ Gerald Weston
Gerald Weston	Director	September 28, 2009