Form 10-Q
period 2009-09-30
NYER MEDICAL GROUP INC
filed 2009-11-16
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of the registrant’s shares of common stock outstanding as of November 13, 2009:   3,978,199.

INDEX

		Page No.

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited) as of September 30, 2009, and June 30, 2009	3
	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2009 and 2008	4
	Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2009 and 2008	5
	Selected Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T.	Controls and Procedures	18

	PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19
	Signatures	20

PART I—Financial Information
Item 1.  Financial Statements
NYER MEDICAL GROUP, INC.
Consolidated Balance Sheets (unaudited)

	September 30	June 30
	2009	2009
Assets
Current assets:
Cash	$975,691	$62,752
Accounts receivable, net of allowance for doubtful accounts of $18,200 at September 30, 2009, and June 30, 2009	5,634,856	5,348,256
Inventories, net	6,785,575	6,966,107
Prepaid expenses and other current assets	472,179	979,226
Current portion of deferred tax assets	361,300	361,300
Assets to be disposed of from discontinued operations	105,200	219,476
Total current assets	14,334,801	13,937,117
Property and equipment, net	1,309,843	1,393,844
Goodwill	2,593,616	2,593,616
Other intangible assets, net	604,004	625,959
Long-term portion of deferred tax assets	353,200	353,200
Other assets	35,042	36,067
Total assets	$19,230,506	$18,939,803
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and lease financing obligations	$106,058	$106,058
Current portion of long-term debt due related parties	1,580,004	80,004
Accounts payable	6,856,629	6,495,687
Accrued expenses and other current liabilities	1,183,973	1,128,376
Liabilities to be disposed of from discontinued operations	5,853	310,771
Total current liabilities	9,732,517	8,120,896
Long-term debt and lease financing obligations, net of current portion	289,362	315,876
Long-term debt, net of current portion, due related parties	193,329	1,713,329
Total liabilities	10,215,208	10,150,101
Commitments and contingencies
Shareholders' equity:
Preferred stock, Class A, $0.001 par value, 5,000 shares; none outstanding	-	-
Preferred stock, Class B, $0.001 par value, 2,500,000 shares authorized; 2,500 shares designated Series 1 Class B; none outstanding	-	-
2,000 shares designated convertible Series 2 Class B; 2,000 shares issued and outstanding at September 30, 2009, and June 30, 2009	400,000	400,000
Common stock, $0.0001 par value, 25,000,000 shares authorized; 3,978,199 shares issued and outstanding at September 30, 2009, and June 30, 2009	398	398
Additional paid-in capital	17,828,825	17,824,763
Accumulated deficit	(9,213,925)	(9,435,459)
Total shareholders' equity	9,015,298	8,789,702
Total liabilities and shareholders' equity	$19,230,506	$18,939,803

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Operations (unaudited)

	For the three months ended
	September 30
	2009	2008
Net revenues:
Sales	$17,381,357	$16,719,082
Dispensing fees	1,733,917	905,426
Total net revenues	19,115,274	17,624,508
Cost and expenses:
Cost of sales	13,684,255	12,974,040
Selling, general, and administrative expenses	5,534,771	4,373,005
Depreciation and amortization	143,441	144,638
Total costs and expenses	19,362,467	17,491,683
(Loss) income from operations	(247,193)	132,825
Other income (expense), net:
Interest expense	(45,814)	(47,395)
Interest income	3,439	3,123
Other income (expense)	2,066	2,119
Total other income (expense), net	(40,309)	(42,153)
(Loss) income from continuing operations before provision for income taxes	(287,502)	90,672
(Benefit) provision for income taxes	(114,814)	49,504
(Loss) income from continuing operations	(172,688)	41,168
Discontinued operations:
Gain from discontinued operations, net of $8,261 income taxes, for 2008	-	9,472
Gain (loss) on disposal, net of $262,814 and ($31,465) income taxes (benefit) for 2009 and 2008, respectively	394,222	(61,078)
Net gain (loss) from discontinued operations	394,222	(51,606)
Net income (loss)	$221,534	$(10,438)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share, continuing operations	$(0.04)	$0.01
Earnings (loss) per share, discontinued operations	0.10	(0.02)
Earnings (loss) per share	$0.06	$(0.01)

Shares used in computing earnings (loss) per share:
Basic	3,978,199	3,978,199
Diluted	3,978,199	3,978,199

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended
	September 30
	2009	2008
Operating activities:
Net income (loss)	$221,534	$(10,438)
(Gain) loss from discontinued operations	(394,222)	51,606
(Loss) income from continuing operations	(172,688)	41,168
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Depreciation	121,486	121,749
Amortization	21,955	22,889
Stock-based compensation expense	4,062	22,034
Deferred income taxes	-	46,000
Changes in operating assets and liabilities:
Accounts receivable	(286,600)	(289,990)
Inventories	180,532	(380,217)
Prepaid expenses and other current assets	507,047	206,719
Accounts payable	360,942	615,431
Accrued expenses and other current liabililties	56,622	1,373
Cash provided by operating activities, continuing operations	793,358	407,156
Cash (used in) provided by operating activities, discontinued operations	(326,420)	91,701
Cash provided by operating activities	466,938	498,857
Investing activities:
Purchase of property and equipment	(37,485)	(160,151)
Cash used in investing activities, continuing operations	(37,485)	(160,151)
Cash provided by investing activities, discontinued operations	830,000	-
Cash provided by investing activities	792,515	(160,151)
Financing activities:
Principal payments on capital lease obligations	(9,013)	-
Payments on long-term debt	(37,501)	(71,687)
Cash used in financing activities, continuing operations	(46,514)	(71,687)
Cash used in investing activities, discontinued operations	(300,000)	-
Cash used in financing activities	(346,514)	(71,687)
Net increase in cash	912,939	267,019
Cash at beginning of period	62,752	140,688
Cash at end of period	$975,691	$407,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,377	$185,605
Cash paid (received) for income taxes (refunds), net	$33,890	$(20,120)

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Accounting policies

Basis of presentation

The consolidated financial statements included herein have been prepared by Nyer Medical Group, Inc. (the “Company” or “Nyer”), without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading.  In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented.  All such adjustments are of a normal recurring nature.  The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated.

The results shown for the interim period are not necessarily indicative of the results to be obtained for the full year.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2009.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles™, (codified within ASC Topic 105, Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP (the “Codification”).  The Codification supersedes all previous non-SEC accounting and reporting standards.  The Company adopted SFAS No. 168 for its first quarter ended September 30, 2009, and has conformed all references to accounting literature in the Quarterly Report to the appropriate reference within the Codification.  All new authoritative guidance is issued in the form of ASC Updates.  The Company has provided dual-referencing for those standards that it adopted prior to the issuance of the Codification.   The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock, as codified in ASC Topic 815 (“ASC 815”).  ASC 815 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings.   The adoption of ASC 815 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, as codified in ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”).  The adoption of ASC 350 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted FSP Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Settlement), as codified in ASC Topic 470 (“ASC 470”).  ASC 470 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The adoption of ASC 470 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, as codified in ASC 815.  ASC 815 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities.  These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  The adoption of ASC 815 did not have a material impact on the Company’s consolidated financial statements.

            Effective July 1, 2009, the Company adopted FASB SFAS No. 141(R), Business Combinations, as codified in ASC 805, Business Combinations.  ASC Topic 805 (“ASC 805”) broadens the guidance and, extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company is currently assessing the impact that the adoption of ASU 2009-05 will have on the Company’s disclosures, consolidated operating results, financial position, and cash flows.

2.             Prepaid expenses and other current assets

             Prepaid expenses and other current assets consisted of the following:

	September 30	June 30
	2009	2009
Vendor rebates receivable	$387,266	$906,372
Prepaid other	84,913	72,854
Total prepaid expenses and other current assets	$472,179	$979,226

 3.           Goodwill and other intangible assets

Goodwill

 Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the Company evaluates the balance of the carrying value of goodwill based on a single reporting unit annually during the fourth quarter and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

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

On September 30, 2009, the carrying value of the Company’s net assets was $9,015,298; and the market capitalization of the Company’s outstanding shares, assuming conversion of outstanding preferred shares, was $3,776,579. The Company calculated the estimated fair value of the Company as of September 30, 2009, as that amount that would be received to sell the Company as a whole on that date. It arrived at the estimated fair value by using the December 2008 selling price of the Company’s Topsfield store and the information in the definitive agreement with Walgreen Eastern Co., Inc. (“Walgreens”) that the Company signed on October 22, 2009. The Company has concluded that the Company’s fair value exceeds its carrying value as of September 30, 2009, and that goodwill is not impaired.

The Company has concluded that the market value of the Company’s common stock as of September 30, 2009, is not an indication of the Company’s market value due to the fact that it is very thinly traded and that the implied fair value test is a more accurate indication of whether or not there has been an impairment of goodwill.  Inherent in such fair value determinations are certain judgment and estimates, including the interpretation of economic indicators and market valuations and assumptions about the Company’s strategic plans.  To the extent that its strategic plans change or that economic and market conditions worsen, it is possible that its conclusion regarding goodwill impairment could change and result in a material effect on financial position and results of operations of the Company.  The Company has determined that no goodwill impairment charges were required for the three months ended September 30, 2009, and September 30, 2008.

Other intangible assets

The following is a summary of other intangible assets:

September 30, 2009			June 30, 2009
Gross			Gross
Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Value	Amortization	Value	Value	Amortization	Value
$1,011,555	$(407,551)	$604,004	$1,011,555	$(385,596)	$625,959

Amortization expense was $21,955 and $22,889 for the three months ended September 30, 2009 and 2008, respectively.  Based on the balance of intangible assets as of September 30, 2009, the remaining amortization expense for the remainder of fiscal 2010 and each of the succeeding five years is estimated to be as follows:

Amortization
Year	Amount
2010 (remaining 9 months)	65,867
2011	87,822
2012	85,716
2013	81,156
2014	81,156
2015	81,156
Thereafter	121,131
Total	$604,004

4.           Indebtedness and related parties

              Indebtedness

	September 30	June 30
	2009	2009
Related parties:
Convertible notes	$1,500,000	$1,500,000
Note payable, shareholder	273,333	293,333
	1,773,333	1,793,333
Less current portion of debt due related parties	1,580,004	80,004
Long-term portion of debt due related parties	$193,329	$1,713,329

Other debt:
Note payable, former shareholder	$239,167	$256,668
Obligations under capital leases	156,253	165,266
	395,420	421,934
Less current portion of debt	106,058	106,058
Long-term portion of debt	$289,362	$315,876

The Company’s discontinued operations, ADCO Surgical Supply, Inc., (“ADCO”) had a line of credit (the “line”), which was secured by land and a building owned by ADCO (not sold with the rest of ADCO’s assets) and guaranteed by the Company.  Repayment of the line was in monthly payments of interest only, with the principal being due at maturity, unless renewed.   Prior to the maturity date, ADCO would have had to repay the amounts outstanding under the line upon the demand of the bank.   The interest rate was two percentage points over the Wall Street Journal Prime Rate.  The building that was used as collateral for the line was sold on September 21, 2009; and a portion of the proceeds from the sale was used to pay off the line.  The line was terminated as of September 21, 2009.

The former minority shareholders (the “Minority Shareholders”) of the Company’s now wholly owned subsidiary, D.A.W., Inc., (“DAW”) can convert all or any portion of their allocable payment of the convertible notes they own into shares of the Company’s common stock or they can redeem them for cash.  The Minority Shareholders have indicated that they intend to convert their shares into 815,217 shares of common stock upon shareholder approval and the closing of the WAG Transaction (as defined in Note 11) and the DAW Stock Transaction (as defined in Note 11).  See Note 11, Subsequent events, for further information on the WAG Transaction and the DAW Stock Transaction.

Other related party transactions

The Company leases a drug store facility owned by the mother of the Company’s president, chief executive officer, and director and another director.  The Company paid $2,190 and $2,106 for the three months ended September 30, 2009 and 2008, respectively.  The lease expires July 31, 2011.

5.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30	June 30
	2009	2009
Accrued salaries and wages	$794,984	$732,989
Accrued income taxes	323,517	198,139
Accrued other	65,472	197,248
Total accrued expenses and other current liabilities	$1,183,973	$1,128,376

6.          Discontinued operations

On September 21, 2009, ADCO sold its building in Bangor, Maine, to Dovesco, LLC, for $830,000 and recognized a gain of $657,036 on the sale.

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

In September 2008, the Company sold certain assets and liabilities of ADCO, a medical and surgical equipment and supplies company, and recognized a loss on disposal at September 30, 2008 of $61,078 on the sale.   In connection with this sale, the Company received a $50,000 note receivable that was payable January 31, 2009.  The Company and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  The Company is unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

The Company’s consolidated financial statements have been reclassified to reflect these businesses as discontinued operations in accordance with ASC 360-10-45-2, Impairment or Disposal of Long-lived Assets, (formerly SFAS No.144, Accounting for Disposal or Impairment of Long-lived Assets).  The following table shows the assets and liabilities for the discontinued operations:

	September 30	June 30
	2009	2009
Assets:
Cash	$-	$2,275
Property and equipment, net	-	112,001
Current portion of deferred tax assets	105,200	105,200
Total assets	$105,200	$219,476
Liabilities:
Line of credit	$-	$300,000
Accrued expenses and other liabilities	5,853	10,771
Total current liabilities	$5,853	$310,771

The following table shows a summary of revenues and pre-tax operating results from the discontinued operations:

	For the three months ended
	September 30
	2009	2008
Sales	$-	$1,080,892
Pre-tax (loss) income from discontinued operations	$657,036	$(74,810)

 7.           Shareholders’ equity

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

Series 2 Class B preferred stock

In February 2008, 2,000 shares of Series 2 Class B Preferred Stock (“Series 2 Stock”), a newly-created series of convertible preferred stock of the Company, were issued to the Minority Shareholders.  Each share has voting rights equal to 2,000 shares of common stock for an aggregate of 4,000,000 votes.  The shares are initially convertible into 218,000 shares of the Company’s common stock, based upon an initial conversion price of $1.84, which is subject to adjustment (the “Conversion Price”).

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

8.	Warrants and share-based compensation

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

            Stock options and warrants

The Company’s share-based compensation consists of stock option awards, which are accounted for as compensation expense at the fair value on the grant date, using the Black-Scholes valuation model.  The Company recorded share-based compensation expense of $4,062 and $22,034 for the three months ended September 30, 2009 and 2008, respectively.  The Company did not grant any stock options for the three months ended September 30, 2009 or 2008.

In April 2005, the Company granted to investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share.  None of these have been exercised as of September 30, 2009.   In addition, the Company had 150,000 stock options that were granted in 1999 to a third party in connection with consulting services that were not exercised and expired in January 2009.

9.	Earnings per share

Below is reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

	For the three months ended
	September 30
	2009	2008
Numerator for basic and diluted earnings per common share calculation:
(Loss) income from continuing operations	$(172,688)	$41,168
Income from discontinued operations, net of income tax (benefit)	394,222	(51,606)
Net income (loss)	$221,534	$(10,438)

Denominator for basic and diluted earnings per common share calculation:
Weighted average common shares outstanding	3,978,199	3,978,199

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(0.04)	$0.01
Income from discontinued operations	0.10	(0.02)
Net income (loss)	$0.06	$(0.01)

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	For the three months ended
	September 30
	2009	2008
Stock options	1,435,000	1,624,000
Warrants	53,320	53,320
Convertible notes	815,217	815,217
Convertible preferred stock	218,000	218,000
	2,521,537	2,710,537

10.	Contingencies Legal proceedings

 The Company and the buyer of ADCO are currently in dispute over certain assets and liabilities that were included in the ADCO sale.  The Company is unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

 In the ordinary course of business, the Company may become involved in litigation incidental to its business; however, the Company is not aware of any pending legal proceeding that would have a material effect on its operating results.

11.         Subsequent events

Management has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

Asset purchase agreement

On October 22, 2009, DAW and Nyer entered into an Asset Purchase Agreement (the “WAG Agreement”) with Walgreens for the sale of a substantial portion of DAW’s operating assets, including prescription files and inventory of 12 pharmacies which included the assignment of eight leases (the “Acquired Assets”) for a purchase price, subject to certain adjustments, of $12,000,000 plus up to $5,750,000 of qualifying inventory and $1,100,000 of operating equipment (the “WAG Transaction”).  DAW, Nyer, and Walgreens made customary representations, warranties, and covenants in the WAG Agreement.  In addition, DAW and Nyer agreed that, for a period of three years, they would refrain (and cause their current controlled affiliates to refrain) from competing within a certain area of the pharmacies whose assets were included in the Acquired Assets, with certain exceptions set forth in the WAG Agreement.

The parties have agreed to indemnify each other against certain losses, including losses for breaches of representations, warranties, and covenants.  Each of  DAW’s and Nyer’s indemnification obligations begin at an aggregate of $50,000 and are limited to a total of $1,200,000 or, with respect to the inaccuracy of certain fundamental representations, $4,000,000.  Further, DAW’s and Nyer’s indemnification obligations terminate 90 days following the closing date, with certain exceptions, including an extension of the indemnification period for up to 12 months for claims related to certain representations and three years for claims related to noncompetition covenants.  Walgreens agrees to indemnify DAW and Nyer for its breach of the WAG Agreement for a period of 12 months, except in certain circumstances set forth in the WAG Agreement; and its indemnification obligations are for an unlimited amount.  DAW, Nyer, and Walgreens can terminate the WAG Agreement in certain specified instances, as provided in the WAG Agreement.  If the closing does not occur and Nyer or DAW enters into an alternative transaction under certain conditions specified in the WAG Agreement, DAW would owe to Walgreens a breakup fee in the amount of $300,000 and reimbursement of actual out-of-pocket expenses in an amount up to $200,000.

The completion of the WAG Transaction is subject to certain closing conditions set forth in the WAG Agreement, including the approval of the WAG Transaction at a special meeting of Nyer’s shareholders (the “Special Meeting”).  The Boards of Directors of Nyer and DAW (the “Boards”) unanimously approved the WAG Transaction.

Stock purchase agreement

On October 23, 2009, Nyer and DAW entered into a Transaction Agreement (the “DAW Stock Agreement”) with certain management investors named therein (the “Investors”) for the sale of the stock of DAW, under which Nyer will receive a benefit of $1,500,000 after giving effect to liabilities to be retained by DAW (the “DAW Stock Transaction”).  DAW and Nyer made customary representations, warranties, and covenants in the DAW Stock Agreement.  In addition, DAW and Nyer agreed, on the terms set forth in the DAW Stock Agreement, not to solicit or encourage any alternative sale transactions.  DAW, Nyer, and the Investors can terminate the DAW Stock Agreement in certain specified instances, as provided in the DAW Stock Agreement.  If the closing does not occur and Nyer and DAW enter into an alternative transaction under certain conditions specified in the DAW Stock Agreement, DAW and Nyer would owe to the Investors a breakup fee in the amount equal to the actual out-of-pocket expenses, including attorneys’ fees, incurred by the Investors in connection with the DAW Stock Transaction.

The completion of the DAW Stock Transaction is subject to certain closing conditions set forth in the DAW Stock Agreement, including the approval of the DAW Stock Transaction at the Special Meeting and the approval and closing of the WAG Transaction.  The DAW Stock Transaction was reviewed by a special committee of the Company’s Board of Directors comprised of independent directors (the “Special Committee”).  The DAW Stock Transaction was unanimously approved by the Special Committee and recommended to the Boards by the Special Committee.  The Boards also unanimously approved the DAW Stock Transaction (with Messrs. Mark Dumouchel and David Dumouchel abstaining) recommended to the Boards by the Special Committee.

Liquidation and dissolution of Nyer

In conjunction with the WAG Transaction and DAW Stock Transaction, the Board of Directors of Nyer approved the liquidation and dissolution of the Company pursuant to a Plan of Dissolution (the “Plan of Dissolution”).  Implementation of the Plan of Dissolution is subject to obtaining shareholder approval of the WAG Transaction, the DAW Stock Transaction, and the Plan of Dissolution (the “Transactions”) at the Special Meeting.  Upon shareholder approval of the Transactions and the closing of the WAG Transaction and the DAW Stock Transaction, the Company intends to proceed with the orderly wind down and dissolution of Nyer pursuant to the Plan of Dissolution.  The Board of Directors of Nyer has also authorized the Company’s officers to cause the common stock of the Company to be delisted from the NASDAQ Stock Market following the closing of the WAG Transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  Forward looking information includes statements concerning pharmacy sales trends, the sale of discontinued operations and demographic trends; as well as those that include or are preceded by the words “expects,” “estimates,” “believes,” “plans,” “anticipates,” or similar language.  Forward looking statements may involve risks and uncertainties, known or unknown to us that could cause results to differ materially from management’s expectations as projected in such forward-looking statements, including the risk that we may fail to consummate one of more of the Transactions.  You should not place undue reliance upon on these forward-looking statements or rely upon them as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  The closing of the Transactions is subject to certain closing conditions set forth in the documents including the approval of Nyer’s shareholders; these conditions may be delayed or may not occur, causing the closing to occur at a later date than expected or not at all.  Except as required by law, Nyer undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These risks and uncertainties are discussed in Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC as well as our other filings with the SEC.  Unless otherwise required by applicable securities laws, we assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three months ended September 30, 2009 and 2008.  The following discussion should be read in conjunction with our consolidated financial statements and selected notes thereto for the three months ended September 30, 2009 and 2008, included herein, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC.

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

Recent Developments

Asset purchase agreement

On October 22, 2009, DAW and Nyer entered into the WAG Agreement with Walgreens for the sale of the Acquired Assets for a purchase price, subject to certain adjustments, of $12,000,000 plus up to $5,750,000 of qualifying inventory and $1,100,000 of operating equipment.  DAW, Nyer, and Walgreens made customary representations, warranties, and covenants in the WAG Agreement.  In addition, DAW and Nyer agreed that, for a period of three years, they would refrain (and cause their current controlled affiliates to refrain) from competing within a certain area of the pharmacies whose assets were included in the Acquired Assets, with certain exceptions set forth in the WAG Agreement.

The parties have agreed to indemnify each other against certain losses, including losses for breaches of representations, warranties, and covenants.  Each of  DAW’s and Nyer’s indemnification obligations begin at an aggregate of $50,000 and are limited to a total of $1,200,000 or, with respect to the inaccuracy of certain fundamental representations, $4,000,000.  Further, DAW’s and Nyer’s indemnification obligations terminate 90 days following the closing date, with certain exceptions, including an extension of the indemnification period for up to 12 months for claims related to certain representations and three years for claims related to noncompetition covenants.  Walgreens agrees to indemnify DAW and Nyer for its breach of the WAG Agreement for a period of 12 months, except in certain circumstances set forth in the WAG Agreement; and its indemnification obligations are for an unlimited amount.  DAW, Nyer, and Walgreens can terminate the WAG Agreement in certain specified instances, as provided in the WAG Agreement.  If the closing does not occur and Nyer or DAW enters into an alternative transaction under certain conditions specified in the WAG Agreement, DAW would owe to Walgreens a breakup fee in the amount of $300,000 and reimbursement of actual out-of-pocket expenses in an amount up to $200,000.

The completion of the WAG Transaction is subject to certain closing conditions set forth in the WAG Agreement, including the approval of the WAG Transaction at the Special Meeting.  The Boards unanimously approved the WAG Transaction.

Stock purchase agreement

On October 23, 2009, Nyer and DAW entered into the DAW Stock Agreement with the Investors for the sale of the stock of DAW, under which Nyer will receive a benefit of $1,500,000 after giving effect to liabilities to be retained by DAW.  DAW and Nyer made customary representations, warranties, and covenants in the DAW Stock Agreement.  In addition, DAW and Nyer agreed, on the terms set forth in the DAW Stock Agreement, not to solicit or encourage any alternative sale transactions.  DAW, Nyer, and the Investors can terminate the DAW Stock Agreement in certain specified instances, as provided in the DAW Stock Agreement.  If the closing does not occur and Nyer and DAW enter into an alternative transaction under certain conditions specified in the DAW Stock Agreement, DAW and Nyer would owe to the Investors a breakup fee in the amount equal to the actual out-of-pocket expenses, including attorneys’ fees, incurred by the Investors in connection with the DAW Stock Transaction.

The completion of the DAW Stock Transaction is subject to certain closing conditions set forth in the DAW Stock Agreement, including the approval of the DAW Stock Transaction at the Special Meeting and the approval and closing of the WAG Transaction.  The DAW Stock Transaction was reviewed by the Special Committee.  The DAW Stock Transaction was unanimously approved by the Special Committee and recommended to the Boards by the Special Committee.  The Boards also unanimously approved the DAW Stock Transaction (with Messrs. Mark and David Dumouchel abstaining) recommended to the Boards by the Special Committee.

Liquidation and dissolution of Nyer

In conjunction with the WAG Transaction and DAW Stock Transaction, the Board of Directors of Nyer approved the liquidation and dissolution of the Company pursuant to the Plan of Dissolution.  Implementation of the Plan of Dissolution is subject to obtaining shareholder approval of the WAG Transaction, the DAW Stock Transaction, and the Plan of Dissolution (the “Transactions”) at the Special Meeting.  Upon shareholder approval of the Transactions and the closing of the WAG Transaction and the DAW Stock Transaction, we intend to proceed with the orderly wind down and dissolution of Nyer pursuant to the Plan of Dissolution.  The Board of Directors of Nyer has also authorized the our  officers to cause the common stock of the Company to be delisted from the NASDAQ Stock Market following the closing of the WAG Transaction.

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

	For the three months ended
	September 30		Change
	2009	2008	$	%
Sales	$17,381,357	$16,719,082	$662,275	4.0%
Dispensing fees	1,733,917	905,426	828,491	91.5%
Total net revenues	$19,115,274	$17,624,508	$1,490,766	8.5%

Total net revenues increased $1,490,766 to $19,115,274 or 8.5% for the three months ended September 30, 2009, as compared to $17,624,508 for the three months ended September 30, 2008.   Net revenues increased 4.9% at stores open more than one year.

The pharmacy sales (revenues other than dispensing fees) increased $662,275 to $17,381,357 or 4.0% for the three months ended September 30, 2009, as compared to $16,719,082 for three months ended September 30, 2008, due to the increase in prescriptions dispensed.

The total number of prescriptions dispensed increased 27.9% for the three months ended September 30, 2009, compared to the comparable period in the prior year.  The number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of total number of prescriptions dispensed.  Generic medications typically have a lower selling price than brand name medications.  We attribute the increase in prescription dispensing to greater drug utilization on the part of an aging population, an overall increase in market share within certain communities, and an increased utilization of pharmacy services by patients of FQHCs with whom the pharmacies have contracts to provide services.  The pharmacies manage five pharmacies owned by FQHCs and additionally have contracts to provide pharmacy services to patients of five other FQHCs.  The pharmacies maintain a segregated inventory owned by the FQHCs for the purpose of dispensing prescriptions to health center patients.

Dispensing fee revenue increased $828,491 to $1,733,917 or 91.5% for the three months ended September 30, 2009, as compared to $905,426 for the three months ended September 30, 2008.  This increase is primarily attributable to the three new locations added in the prior year.    Net revenues increased 22.1% at dispensing locations open more than one year.   The remainder of the increase is primarily due to the expanded number and increased demand for covered medications effectuated during the quarter by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with us, and marketing initiatives targeting the patients of the FQHCs.

 Cost of sales.   The following table sets forth for the periods indicated cost of sales from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	For the three months ended
	September 30		Change
	2009	2008	$	%
Cost of sales	$13,684,255	$12,974,040	$710,215	5.5%

Profit margin rate	21.3%	22.4%	(1.1)%

Cost of sales increased $710,215 to $13,684,255 or 5.5% for the three months ended September 30, 2009, as compared to $12,974,040 for the three months ended September 30, 2008, due to increased sales.  Cost of goods sold includes the following:  the cost of inventory sold during the period, net of related vendor rebates, allowances and purchase discounts, costs incurred to return merchandise to vendors, inventory shrinkage costs, and inbound freight charges.

Gross profit margins.  Pharmacy gross profit margins decreased by 1.1% to 21.3% for the three months ended September 30, 2009, as compared to 22.4% for the three months ended September 30, 2008, primarily due to declining insurance reimbursement rates.  Dispensing fee revenue is excluded from the calculation as there is no correlating inventory cost associated with the services provided.

Selling, general, and administrative expenses (“SG&A”).  The following table sets forth for the periods indicated SG&A from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	For the three months ended
	September 30		Change
	2009	2008	$	%
SG&A expenses	$5,534,771	$4,373,005	$1,161,766	26.6%

SG&A increased $1,161,766 to $5, 534,771 or 26.6% for the three months ended September 30, 2009, as compared to $4,373,005 for the three months ended September 30, 2008.  The increase was primarily due to increases in payroll costs of approximately $822,000 and increases in professional fees of approximately $324,000.  The increase in payroll costs was primarily due to approximately $440,000 of salaries related to the newly opened locations plus approximately $382,000 at stores open more than one year and is predominately the result of market pressures on salary and benefit packages for pharmacists.   The increase in the professional fees is due to the costs incurred with the WAG Agreement and DAW Stock Agreement.

Other income (expense), net.   The following table sets forth for the periods indicated the breakdown of other income (expense):

	For the three months ended
	September 30		Change
	2009	2008	$	%
Interest expense	$(45,814)	$(47,395)	$1,581	(3.3)%
Interest income	3,439	3,123	316	10.1%
Other income (expense), net	2,066	2,119	(53)	(2.5)%
Total other income (expense), net	$(40,309)	$(42,153)	$1,844	(4.4)%

Total other expense, net, decreased $1,844 to $40,309 or 4.4% for the three months ended September 30, 2009, as compared to $42,153 for the three months ended September 30, 2008.

Income taxes.  We recorded an income tax benefit of $114,814 from continuing operations for the three months ended September 30, 2009, primarily due to the losses from operations and recorded income tax expense of $262,814 due to the gain on the sale of the ADCO building.  We recorded income tax expense of $49,504 from continuing operations for the three months ended September 30, 2008, primarily due to the income from operations and recorded income tax benefit of $31,465 from discontinued operations.

Discontinued operations

 On September 21, 2009, ADCO sold its building in Bangor, Maine, to Dovesco, LLC, for $830,000 and recognized a gain of $657,036 (previously preliminarily reported as $519,199).

In September 2008, we sold certain assets and liabilities of ADCO, a medical and surgical equipment and supplies company and recognized a loss on disposal of $61,078 on the sale.   In connection with this sale, we received a $50,000 note receivable that was payable January 31, 2009.  We and the buyer are currently in dispute over certain assets and liabilities that were included in the ADCO sale, and the note receivable has not been paid.  We are unable to determine the final outcome of this dispute, but it may result in an additional charge to the disposal of discontinued operations.

Liquidity and Capital Resources

As of September 30, 2009, we had $975,691 of cash as compared to $62,752 at June 30, 2009, primarily due to the net proceeds from the sale of the ADCO building after the repayment of ADCO’s line of credit.  Our primary source of liquidity is cash provided by operations, and our principal uses of cash are operating expenses, acquisitions, capital expenditures, and repayments of debt.

Net cash provided by operating activities from continuing operations.  Net cash provided by operating activities from continuing operations was $793,358 for the three months ended September 30, 2009, and consisted of our net loss of $172,688, adjusted for non-cash items of $147,503 (including depreciation of $121,486, amortization of $21,955, and stock-based compensation expenses of $4,062), and net cash provided by changes in working capital of $818,543.  The net cash provided by changes in working capital was principally the result of decreases in inventories and prepaid expenses and increases in accounts payable and other accrued expenses and other current liabilities, partially offset by an increase in accounts receivable.    The increase in accounts receivable was due to the increase in sales.

Net cash used in investing activities from continuing operations.   Net cash used in investing activities from continuing operations was $37,485 for the three months ended September 30, 2009, and consisted of the purchase of equipment primarily due to the new pharmacy locations.

Net cash used in financing activities from continuing operations.   Net cash used in financing activities from continuing operations was $46,514 for three months ended September 30, 2009, and consisted of long-term debt repayments of $37,501 and principal payments on the capital lease obligation of $9,013.

 Asset security interest.  DAW has an agreement with its major supplier to purchase pharmaceuticals.  This agreement terminates January 31, 2012.  Payment for merchandise delivered is secured by a first primary interest in all assets of DAW.

Item 4(T).   Controls and Procedures

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to 150,000 shares of our outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated, of which there remains 148,000 shares authorized for repurchase.  There was no common stock repurchased or sales of unregistered securities for the first quarter ended September 30, 2009.

Item 6.  Exhibits

Exhibit 2.1
Asset Purchase Agreement, dated as of October 22, 2009, among Walgreen Eastern Co., Inc., D.A.W., Inc. and Nyer Medical Group, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 23, 2009.)

Exhibit 2.2
Transaction Agreement, dated as of October 23, 2009, among, D.A.W., Inc., Nyer Medical Group, Inc. and certain management investors listed therein.  (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 23, 2009.)

Exhibit 2.3	Plan of Dissolution of Nyer Medical Group, Inc. (Incorporated by reference to Annex C of the Company’s Preliminary Proxy Statement for a Special Meeting of Shareholders filed November 9, 2009.)
Exhibit 31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
Exhibit 31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYER MEDICAL GROUP, INC. Registrant
Date: November 16, 2009	By:	/s/ Mark Dumouchel

	Name:	Mark Dumouchel
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Sandra M. Zimmerman

	Name:	Sandra M. Zimmerman
	Title:	Chief Financial Officer (Principal Financial Officer)