Form 10-Q
period 2009-12-31
NYER MEDICAL GROUP INC
filed 2010-02-16
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of the registrant’s shares of common stock outstanding as of February 12, 2010:   3,978,199.

INDEX

PART I—Financial Information
Item 1.  Financial Statements

NYER MEDICAL GROUP, INC.
Consolidated Balance Sheets (unaudited)

	December 31	June 30
	2009	2009
Assets
Current assets:
Cash	$1,356,865	$62,752
Accounts receivable, net of allowance for doubtful accounts of $18,200 at December 31, 2009, and June 30, 2009	5,152,052	5,348,256
Inventories, net	6,661,100	6,966,107
Prepaid expenses and other current assets	382,297	979,226
Current portion of deferred tax assets	361,300	361,300
Assets to be disposed of from discontinued operations	105,200	219,476
Total current assets	14,018,814	13,937,117
Property and equipment, net	1,207,891	1,393,844
Goodwill	2,593,616	2,593,616
Other intangible assets, net	582,048	625,959
Long-term portion of deferred tax assets	353,200	353,200
Other assets	34,028	36,067
Total assets	$18,789,597	$18,939,803
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and lease financing obligations	$106,058	$106,058
Current portion of long-term debt due related parties	1,580,004	80,004
Accounts payable	6,867,582	6,495,687
Accrued expenses and other current liabilities	812,260	1,128,376
Liabilities to be disposed of from discontinued operations	-	310,771
Total current liabilities	9,365,904	8,120,896
Long-term debt and lease financing obligations, net of current portion	262,847	315,876
Long-term debt, net of current portion, due related parties	173,329	1,713,329
Total liabilities	9,802,080	10,150,101
Commitments and contingencies
Shareholders' equity:
Preferred stock, Class A, $0.001 par value, 5,000 shares; none outstanding	-	-
Preferred stock, Class B, $0.001 par value, 2,500,000 shares authorized;
2,500 shares designated Series 1 Class B; none outstanding	-	-
2,000 shares designated convertible Series 2 Class B; 2,000 shares issued and outstanding at December 31, 2009, and June 30, 2009	400,000	400,000
Common stock, $0.0001 par value, 25,000,000 shares authorized; 3,978,199 shares issued and outstanding at December 31, 2009, and June 30, 2009	398	398
Additional paid-in capital	17,832,887	17,824,763
Accumulated deficit	(9,245,768)	(9,435,459)
Total shareholders' equity	8,987,517	8,789,702
Total liabilities and shareholders' equity	$18,789,597	$18,939,803

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Operations (unaudited)

	For the three months		For the six months
	ended December 31		ended December 31
	2009	2008	2009	2008
Net revenues:
Sales	$17,800,466	$17,446,053	$35,181,823	$34,165,135
Dispensing fees	1,777,977	1,540,716	3,511,894	2,446,142
Total net revenues	19,578,443	18,986,769	38,693,717	36,611,277
Cost and expenses:
Cost of sales	14,033,577	13,990,704	27,717,832	26,964,744
Selling, general, and administrative expenses	5,410,225	4,933,177	10,944,996	9,306,182
Depreciation and amortization	131,852	134,689	275,293	279,327
Total costs and expenses	19,575,654	19,058,570	38,938,121	36,550,253
Income (loss) from operations	2,789	(71,801)	(244,404)	61,024
Other income (expense), net:
Interest expense	(40,749)	(44,774)	(86,563)	(92,169)
Interest income	3,181	1,280	6,620	4,403
Other income (expense)	(10,070)	4,672	(8,004)	6,791
Total other income (expense), net	(47,638)	(38,822)	(87,947)	(80,975)
Loss from continuing operations before provision for income taxes	(44,849)	(110,623)	(332,351)	(19,951)
Benefit for income taxes	(13,006)	(58,083)	(127,820)	(8,579)
Loss from continuing operations	(31,843)	(52,540)	(204,531)	(11,372)
Discontinued operations:
Gain from discontinued operations, net of $0, $4,420, $0 and $2,647 income taxes, for the three and six months ended December 31, 2009 and 2008, respectively	-	(7,751)	-	(11,236)
Gain on disposal, net of $0, $215,000, $262,814, and $190,203 income taxes, for the three and six months ended December 31, 2009 and 2008, respectively	-	285,000	394,222	236,879
Net gain from discontinued operations	-	277,249	394,222	225,643
Net (loss) income	$(31,843)	$224,709	$189,691	$214,271

Basic and diluted earnings (loss) per share:
Loss per share, continuing operations	$(0.01)	$(0.01)	$(0.05)	$(0.00)
Earnings per share, discontinued operations	-	0.07	0.10	0.05
Earnings (loss) per share	$(0.01)	$0.06	$0.05	$0.05

Shares used in computing earnings (loss) per share:
Basic	3,978,199	3,978,199	3,978,199	3,978,199
Diluted	3,978,199	3,978,199	3,978,199	3,978,199

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the six months
	ended December 31
	2009	2008
Operating activities:
Net income	$189,691	$214,271
Less gain from discontinued operations	394,222	225,643
Loss from continuing operations	(204,531)	(11,372)
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Depreciation	231,382	234,749
Amortization	43,911	44,578
Stock-based compensation expense	8,124	43,122
Deferred income taxes	-	46,000
Changes in operating assets and liabilities:
Accounts receivable	196,204	(670,177)
Inventories	305,007	(329,067)
Prepaid expenses and other current assets	596,929	96,347
Accounts payable	371,895	636,488
Accrued expenses and other current liabililties	(314,077)	(55,431)
Cash provided by operating activities, continuing operations	1,234,844	35,237
Cash (used in) provided by operating activities, discontinued operations	(332,273)	676,786
Cash provided by operating activities	902,571	712,023
Investing activities:
Purchase of property and equipment	(45,429)	(245,130)
Cash used in investing activities, continuing operations	(45,429)	(245,130)
Cash provided by investing activities, discontinued operations	830,000	-
Cash provided by (used in) investing activities	784,571	(245,130)
Financing activities:
Principal payments on capital lease obligations	(18,028)	-
Payments on long-term debt	(75,001)	(143,375)
Cash used in financing activities, continuing operations	(93,029)	(143,375)
Cash used in investing activities, discontinued operations	(300,000)	-
Cash used in financing activities	(393,029)	(143,375)
Net increase in cash	1,294,113	323,518
Cash at beginning of period	62,752	140,688
Cash at end of period	$1,356,865	$464,206

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,155	$92,306
Cash paid (received) for income taxes (refunds), net	$358,597	$-

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Accounting policies

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

Effective July 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock , as codified in ASC Topic 815 (“ASC 815”).  ASC 815 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings.   The adoption of ASC 815 did not have a material impact on the Company’s consolidated financial statements.

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

Effective July 1, 2009, the Company adopted FASB SFAS No. 141(R), Business Combinations, as codified in ASC 805, Business Combinations.  ASC Topic 805 (“ASC 805”) broadens the guidance applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

2.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31	June 30
	2009	2009
Vendor rebates receivable	$276,804	$906,372
Prepaid other	105,493	72,854
Total prepaid expenses and other current assets	$382,297	$979,226

3.	Goodwill and other intangible assets

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

On December 31, 2009, the carrying value of the Company’s net assets was $8,987,517; and the market capitalization of the Company’s outstanding shares, assuming conversion of outstanding preferred shares, was $7,637,082.  The Company calculated the estimated fair value of the Company as of December 31, 2009, as that amount that would be received to sell the Company as a whole on that date.  It arrived at the estimated fair value by using the selling price of the WAG Transaction (as defined in Note 11), which closed on January 29, 2010.  See Note 11, Subsequent events, for further information on the WAG Transaction.  The Company has concluded that the Company’s fair value exceeds its carrying value as of December 31, 2009, and that goodwill is not impaired.

Other intangible assets

The following is a summary of other intangible assets:

December 31, 2009			June 30, 2009
Gross			Gross
Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Value	Amortization	Value	Value	Amortization	Value
$1,011,555	$(429,507)	$582,048	$1,011,555	$(385,596)	$625,959

Amortization expense was $21,956 and $32,357 for the three months ended December 31, 2009 and 2008, respectively, and $43,911 and $44,578 for the six months ended December 31, 2009 and 2008, respectively.  Based on the balance of intangible assets as of December 31, 2009, the remaining amortization expense for the remainder of fiscal 2010 and each of the succeeding five years is estimated to be as follows:

Amortization
Year	Amount
2010 (remaining 6 months)	43,911
2011	87,822
2012	85,716
2013	81,156
2014	81,156
2015	81,156
Thereafter	121,131
Total	$582,048

4.	Indebtedness and related parties

Indebtedness

	December 31	June 30
	2009	2009
Related parties:
Convertible notes	$1,500,000	$1,500,000
Note payable, shareholder	253,333	293,333
	1,753,333	1,793,333
Less current portion of debt due related parties	1,580,004	80,004
Long-term portion of debt due related parties	$173,329	$1,713,329

Other debt:
Note payable, former shareholder	$221,667	$256,668
Obligations under capital leases	147,238	165,266
	368,905	421,934
Less current portion of debt	106,058	106,058
Long-term portion of debt	$262,847	$315,876

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

The former minority shareholders (the “Minority Shareholders”) of the Company’s now wholly owned subsidiary, D.A.W., Inc., (“DAW”) can convert all or any portion of their allocable payment of the convertible notes they own into shares of the Company’s common stock or they can redeem them for cash.  In conjunction with the WAG Transaction (as defined in Note 11), the Minority Shareholders have notified the Company of their intent to convert their all of their convertible notes into 815,217 shares of common stock.  See Note 11, Subsequent events, for further information on the WAG Transaction.

Other related party transactions

The Company leases a drug store facility owned by the mother of the Company’s president, chief executive officer, and director and another director.  The Company paid $2,190 and $2,106 for the three months ended December 31, 2009 and 2008, respectively, and $4,380 and $4,212 for the six months ended December 31, 2009 and 2008, respectively.  The lease expires July 31, 2011.

5.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31	June 30
	2009	2009
Accrued salaries and wages	$738,939	$732,989
Accrued income taxes	(4,197)	198,139
Accrued other	77,518	197,248
Total accrued expenses and other current liabilities	$812,260	$1,128,376

6.	Discontinued operations

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

The Company’s consolidated financial statements have been reclassified to reflect these businesses as discontinued operations.  The following table shows the assets and liabilities for the discontinued operations:

	December 31	June 30
	2009	2009
Assets:
Cash	$-	$2,275
Property and equipment, net	-	112,001
Current portion of deferred tax assets	105,200	105,200
Total assets	$105,200	$219,476
Liabilities:
Line of credit	$-	$300,000
Accrued expenses and other liabilities	-	10,771
Total current liabilities	$-	$310,771

The following table shows a summary of revenues and pre-tax operating results from the discontinued operations:

	For the three months		For the six months
	ended December 31		ended December 31
	2009	2008	2009	2008
Sales	$-	$583,980	$-	$1,664,872
Pre-tax income from discontinued operations	$-	$496,669	$657,036	$418,493

7.	Shareholders’ equity

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

At any time, the holders of the Series 2 Stock may convert their shares into common stock upon the Company’s (i) consolidation with or merger into any other person or (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company subject to certain conditions described below, which may be waived by the holders of at least a majority of the Series 2 Stock then outstanding.   In conjunction with the WAG Transaction (as defined in Note 11), the Minority Shareholders notified the Company of their intent to convert all of their Series 2 Stock  into 218,000 shares on common stock.  See Note 11, Subsequent events, for further information on the WAG Transaction.

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

Stock options and warrants

The Company’s share-based compensation consists of stock option awards, which are accounted for as compensation expense at the fair value on the grant date, using the Black-Scholes valuation model.  The Company recorded share-based compensation expense of $4,062 and $22,044 for the three months ended December 31, 2009 and 2008, and $8,124 and $43,122 for the six months ended December 31, 2009 and 2008, respectively.  The Company did not grant any stock options for the six months ended December 31, 2009 or 2008.

In April 2005, the Company granted to investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share.  None of these have been exercised as of December 31, 2009.   In addition, the Company had 150,000 stock options that were granted in 1999 to a third party in connection with consulting services that were not exercised and expired in January 2009.

9.	Earnings per share

Below is reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

	For the three months		For the six months
	ended December 31		ended December 31
	2009	2008	2009	2008
Numerator for basic and diluted earnings per common share calculation:
(Loss) income from continuing operations	$(31,843)	$(52,540)	$(204,531)	$(11,372)
Income from discontinued operations, net of income tax	-	277,249	394,222	225,643
Net (loss) income	$(31,843)	$224,709	$189,691	$214,271

Denominator for basic and diluted earnings per common share calculation:
Weighted average common shares outstanding	3,978,199	3,978,199	3,978,199	3,978,199

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.05)	$(0.00)
Income from discontinued operations	0.00	0.07	0.10	0.05
Net (loss) income	$(0.01)	$0.06	$0.05	$0.05

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:
	For the three months		For the six months
	ended December 31		ended December 31
	2009	2008	2009	2008
Stock options	901,000	1,614,000	901,000	1,614,000
Warrants	53,320	53,320	53,320	53,320
Convertible notes	815,217	815,217	815,217	815,217
Convertible preferred stock	218,000	218,000	218,000	218,000
	1,987,537	2,700,537	1,987,537	2,700,537

10.	Contingencies

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

11.	Subsequent events/liquidation and dissolution

Management has evaluated subsequent events through February 16, 2010, which is the date the financial statements were issued.

Special shareholders’ meeting

At the special shareholders’ meeting of the Company, held on January 20, 2010, the shareholders of the Company approved: (a) the Asset Purchase Agreement, dated as of October 22, 2009, among Walgreen Eastern Co., Inc. (“Walgreens”), DAW, and the Company and the transactions contemplated thereby (the “WAG Transaction”), (b) the Transaction Agreement, dated October 23, 2009, among DAW, certain members of management of DAW (the “Management Team”) and the Company and the transactions contemplated thereby (“ the DAW Transaction”), and (c) the Plan of Dissolution of the Company and the transactions contemplated thereby (“ the Plan of Dissolution”), and together with the WAG Transaction and the DAW Transaction (“ the Transactions”), each as described in the Company’s Proxy Statement dated December 17, 2009.

Asset purchase agreement

On January 29, 2010, the Company closed the transactions contemplated by the WAG Transaction, whereby DAW sold to Walgreens a substantial portion of its operating assets, including prescription files and inventory of a total of 12 neighborhood pharmacies, which included the assignment of nine leases, for a cash purchase price of $12.0 million plus $6.6 million of qualifying inventory, $1.1 million of operating equipment, and $71,980 for prepaid rent amounts.

Stock purchase agreement

On February 3, 2010, the Company closed the DAW Transaction, with an effective date of February 1, 2010, whereby the Management Team purchased the stock of DAW in exchange for $300,000 in cash and the assumption of $1.2 million of liabilities.  The Management Team included certain officers and directors of the Company and DAW, who owned all of the outstanding preferred stock of the Company and also owned convertible and other notes, options, and common stock of the Company.  Because of the relationships between the Management Team and the Company, the DAW Transaction was approved by a special committee of the Board of Directors (the “Board”) of the Company comprised of independent directors (the “Special Committee”), in addition to the full Board.

Liquidation and dissolution of Nyer

Upon the closing of the WAG Transaction and the DAW Transaction, the Company has no remaining assets other than the cash received from the Transactions.  It is currently in the process of an orderly liquidation and dissolution of Nyer in accordance with the Plan of Dissolution, which is expected to be completed in approximately 90 days.  The Plan of Dissolution is described more fully in the Company’s Proxy Statement dated December 17, 2009.  The Board has also authorized the Company to cause the common stock of the Company to be delisted from the NASDAQ Stock Market (“NASDAQ”) following the closing of the WAG Transaction.  The Company notified the NASDAQ of its intent to voluntarily delist its securities by filing a Form 25, which it filed with the Securities and Exchange Commission on February 9, 2010.   Nyer anticipates that the delisting will be effective 10 days after the date of filing of the Form 25, on or about February 19, 2010.  Upon delisting from NASDAQ, Nyer’s securities will be added to the over-the-counter market.  In connection with the delisting, Nyer requested that NASDAQ suspend trading effective at the close of business on February 1, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  Forward looking information includes statements concerning pharmacy sales trends, the sale of discontinued operations, and demographic trends; as well as those that include or are preceded by the words “expects,” “estimates,” “believes,” “plans,” “anticipates,” or similar language.  For example:  This report states that the closing of the Plan of Dissolution is expected to be completed approximately 90 days after the date hereof.  In fact, the closing of the Plan of Dissolution is subject to various conditions and contingencies as are customary in plans of dissolution in the United States.   If these conditions are not satisfied or the specified contingencies occur, the Plan of Dissolution may be delayed or may not be completed.  Forward looking statements may involve risks and uncertainties, known or unknown to us that could cause results to differ materially from management’s expectations as projected in such forward-looking statements, including the risk that we may fail to complete the Plan of Dissolution.  You should not place undue reliance upon on these forward-looking statements or rely upon them as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  The completion of the Plan of Dissolution is subject to certain conditions, these conditions may be delayed or may not occur, causing our liquidation  to occur at a later date than expected or not at all.  Except as required by law, Nyer undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These risks and uncertainties are discussed in Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC as well as our other filings with the SEC.  Unless otherwise required by applicable securities laws, we assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the three and six months ended December 31, 2009 and 2008.  The following discussion should be read in conjunction with our consolidated financial statements and selected notes thereto for the three and six months ended December 31, 2009 and 2008, included herein, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC.

Overview

During the three and six months ended December 31, 2009, we operated a chain of pharmacies and provided pharmacy management services to various not-for-profit entities. The majority of our business was conducted pursuant to contracts with pharmacy benefit management companies and the Commonwealth of Massachusetts Medicaid Department. Each applied consistent downward pressure on our margins. The current recessionary economic environment did not significantly adversely affect the number of prescriptions dispensed at our pharmacies, as our business was generally recession resistant.

Recent Developments/liquidation and dissolution

Special shareholders’ meeting

At the special shareholders’ meeting of the Company, held on January 20, 2010, the shareholders of the Company approved the Transactions, each as described in the Company’s Proxy Statement dated December 17, 2009.

Asset purchase agreement

On January 29, 2010, the Company closed the transactions contemplated by the WAG Transaction, whereby DAW sold to Walgreens a substantial portion of its operating assets, including prescription files and inventory of a total of 12 neighborhood pharmacies, which included the assignment of nine leases, for a cash purchase price of $12.0 million plus $6.6 million of qualifying inventory, $1.1 million of operating equipment, and $71,980 for prepaid rent amounts.

Stock purchase agreement

On February 3, 2010, the Company closed the DAW Transaction, with an effective date of February 1, 2010, whereby the Management Team purchased the stock of DAW in exchange for $300,000 in cash and the assumption of $1.2 million of liabilities. The Management Team included certain officers and directors of the Company and DAW, who own all of the outstanding preferred stock of the Company and also own convertible and other notes, options, and common stock of the Company. Because of the relationships between the Management Team and the Company, the DAW Transaction was approved by the Special Committee, in addition to the full Board.

Liquidation and dissolution of Nyer

Upon the closing of the WAG Transaction and the DAW Transaction, the Company has no remaining assets other than the cash received from the Transactions. It is currently in the process of an orderly liquidation and dissolution of Nyer in accordance with the Plan of Dissolution, which is expected to be completed in approximately 90 days. The Plan of Dissolution is described more fully in the Company’s Proxy Statement dated December 17, 2009.

The Board had also authorized the Company to cause the common stock of the Company to be delisted from the NASDAQ following the closing of the WAG Transaction.  The Company  notified the NASDAQ of its intent to voluntarily delist its securities by filing a Form 25 with the Securities and Exchange Commission, which it filed on February 9, 2010.  Nyer anticipates that the delisting will be effective 10 days after the date of filing of the Form 25, on or about February 19, 2010.  Upon delisting from the NASDAQ, Nyer’s securities will be added to the over-the-counter market.  In connection with the delisting, Nyer requested that NASDAQ suspend trading effective at the close of business on February 1, 2010.

Results of Operations

 Net revenues.   We recognized revenue both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through dispensing of prescriptions with inventory owned by Federally Qualified Health centers (“FQHCs”) pursuant to pharmacy management services contracts entered into between us and various FQHCs.  The following table sets forth for the periods indicated pharmacy and dispensing fees revenues from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	For the three months ended December 31				For the six months ended December 31
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Pharmacy sales	$17,800,466	$17,446,053	$354,413	2.0%	$35,181,823	$34,165,135	$1,016,688	3.0%
Dispensing fees	1,777,977	1,540,716	237,261	15.4%	3,511,894	2,446,142	1,065,752	43.6%
Total	$19,578,443	$18,986,769	$591,674	3.1%	$38,693,717	$36,611,277	$2,082,440	5.7%

Net revenues increased $591,674 or 3.1% to $19,578,443 and $2,082,440 or 5.7% to $38,693,717 for the three and six months ended December 31, 2009, respectively, as compared to $18,986,769 and $36,611,277 for the three and six months ended December 31, 2008, respectively, primarily due to the increase in the number of prescriptions filled and dispensing fees.

The pharmacy sales (revenues other than dispensing fees) increased $354,413 or 2.0% to $17,800,466 and $1,016,688 or 3.0% to $35,181,823 for the three and six months ended December 31, 2009, respectively, as compared to $17,446,053 and $34,165,135 for the three and six months ended December 31, 2008, respectively, primarily due to the increase in the number of prescriptions filled.

The total number of prescriptions dispensed increased 9.5% and 18.6% for the three and six months ended December 31, 2009, respectively, compared to the comparable periods in the prior year.  The number of prescriptions dispensed did not correlate to a commensurate growth in revenue due to an increased number of generic medications as a percentage of total number of prescriptions dispensed.  Generic medications typically have a lower selling price than brand name medications.  We attribute the increase in prescription dispensing to greater drug utilization on the part of an aging population, an overall increase in market share within certain communities, and an increased utilization of pharmacy services by patients of FQHCs with whom the pharmacies have contracts to provide services.  The pharmacies managed five pharmacies owned by FQHCs and additionally had contracts to provide pharmacy services to patients of five other FQHCs.  The pharmacies maintained a segregated inventory owned by the FQHCs for the purpose of dispensing prescriptions to health center patients.

Dispensing fee revenue increased $237,261 or 15.4% to $1,777,977 and $1,065,752 or 43.6% to $3,511,894 for the three and six months ended December 31, 2009, respectively, as compared to $1,540,716 and $2,446,142 for the three and six months ended December 31, 2008, respectively.  This increase is primarily attributable to the expanded number and increased demand for covered medications effectuated during the periods by the Massachusetts Health Safety Net Office, an increased number of prescription benefit management contracts entered into by the FQHCs contracted with us, and marketing initiatives targeting the patients of the FQHCs.

Cost of sales.   The following table sets forth for the periods indicated cost of sales from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:
	For the three months ended December 31				For the six months ended December 31
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Cost of sales	$14,033,577	$13,990,704	$42,873	0.3%	$27,717,832	$26,964,744	$753,088	2.8%

Profit margin rate	21.2%	19.8%		1.4%	21.2%	21.1%		0.1%

Cost of sales increased $42,873 or 0.3% to $14,033,577 and $753,088 or 2.8% to $27,717,832 for the three and six months ended December 31, 2009, respectively, as compared to $13,990,704 and $26,964,744 for the three and six months ended December 31, 2008, respectively, due to increased sales.  Cost of goods sold includes the following:  the cost of inventory sold during the period, net of related vendor rebates, allowances and purchase discounts, costs incurred to return merchandise to vendors, inventory shrinkage costs, and inbound freight charges.

Gross profit margins.  Pharmacy gross profit margins increased by 1.4% to 21.2% and 0.1% to 21.2% for the three and six months ended December 31, 2009, as compared to 19.8% and 21.1% for the three and six months ended December 31, 2008.  Dispensing fee revenue is excluded from the calculation as there is no correlating inventory cost associated with the services provided.

Selling, general, and administrative expenses (“SG&A”).  The following table sets forth for the periods indicated SG&A from continuing operations and changes between the specified periods expressed as a percentage increase or decrease:

	For the three months ended December 31				For the six months ended December 31
			Change				Change
	2009	2008	$	%	2009	2008	$	%

SG&A expenses	$5,410,225	$4,933,177	$477,048	9.7%	$10,944,996	$9,306,182	$1,638,814	17.6%

SG&A increased $477,048 or 9.7% to $5,410,225 and $1,638,814 or 17.6% to $10,944,996 for the three and six months ended December 31, 2009, respectively, as compared to $4,933,177 and $9,306,182 for the three and six months ended December 31, 2008, respectively.  The increase for the three months ended December 31, 2009, was primarily due to increases in professional fees of approximately $122,000.  The increase for the six months ended December 31, 2009, was primarily due to increases in professional fees of approximately $446,000 and increases in payroll costs of $978,000.  The increase in payroll costs was primarily due to salaries and is predominately the result of market pressures on salary and benefit packages for pharmacists.   The increase in the professional fees is due to the costs incurred with the WAG Transaction and DAW Transaction.

Other income (expense), net.   The following table sets forth for the periods indicated the breakdown of other income (expense):

	For the three months ended December 31				For the six months ended December 31
			Change				Change
	2009	2008	$	%	2009	2008	$	%

Interest expense	$(40,749)	$(44,774)	$4,025	(9.0)%	$(86,563)	$(92,169)	$5,606	(6.1)%
Interest income	3,181	1,280	1,901	148.5%	6,620	4,403	2,217	50.4%
Other income	(10,070)	4,672	(14,742)	(315.5)%	(8,004)	6,791	(14,795)	(217.9)%
	$(47,638)	$(38,822)	$(8,816)	22.7%	$(87,947)	$(80,975)	$(6,972)	8.6%

Total other expense, net, increased $8,816 or 22.7% to $47,638 and $6,972 or 8.6% to $87,947 for the three and six months ended December 31, 2009, respectively, as compared to $38,822 and $80,975 for the three and six months ended December 31, 2008, respectively.

Income taxes.  We recorded an income tax benefit of $13,006 and $127,820 from continuing operations for the three and six months ended December 31, 2009, respectively, primarily due to the losses from operations and recorded income tax expense of $262,814 due to the gain on the sale of the ADCO building.  We recorded income tax benefit of $58,083 and $8,579 from continuing operations for the three and six months ended December 31, 2008, primarily due to the losses from operations and recorded income tax benefit of $219,420 and $192,850 for the three and six months ended December 31, 2008, due to the sale of ADCO discontinued operations.

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

Liquidity and Capital Resources

As of December 31, 2009, we had $1,356,865 of cash as compared to $62,752 at June 30, 2009, primarily due to the net proceeds from the sale of the ADCO building after the repayment of ADCO’s line of credit.  Our primary source of liquidity is cash provided by operations, and our principal uses of cash are operating expenses, acquisitions, capital expenditures, and repayments of debt.

Net cash provided by operating activities from continuing operations.  Net cash provided by operating activities from continuing operations was $1,234,844 for the six months ended December 31, 2009, and consisted of our net loss of $204,531, adjusted for non-cash items of $283,417 (including depreciation of $231,382, amortization of $43,911, and stock-based compensation expenses of $8,124), and net cash provided by changes in working capital of $1,155,958.  The net cash provided by changes in working capital was principally the result of decreases in accounts receivable, inventories and prepaid expenses and increases in accounts payable, partially offset by a decrease in accrued expenses and other current liabilities.

Net cash used in investing activities from continuing operations.   Net cash used in investing activities from continuing operations was $45,429 for the six months ended December 31, 2009, and consisted of the purchase of equipment primarily due to the new pharmacy locations.

Net cash used in financing activities from continuing operations.   Net cash used in financing activities from continuing operations was $93,029 for six months ended December 31, 2009, and consisted of long-term debt repayments of $75,001 and principal payments on the capital lease obligation of $18,028.

  Asset security interest.  DAW has an agreement with its major supplier to purchase pharmaceuticals.  This agreement terminates January 31, 2012.  Payment for merchandise delivered is secured by a first primary interest in all assets of DAW.  As noted above, as of February 3, 2010, the Company no longer DAW.

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to 150,000 shares of our outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated, of which there remains 148,000 shares authorized for repurchase.  There was no common stock repurchased or sales of unregistered securities for the six months ended December 31, 2009.

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

NYER MEDICAL GROUP, INC. Registrant
Date: February 16, 2010	By:	/s/ Mark Dumouchel

	Name:	Mark Dumouchel
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010	By:	/s/ Sandra M. Zimmerman

	Name:	Sandra M. Zimmerman
	Title:	Chief Financial Officer (Principal Financial Officer)