Form 10-Q
period 2010-03-31
NYER MEDICAL GROUP INC
filed 2010-05-17
CIK 884647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of the registrant’s shares of common stock outstanding as of May 3, 2010:   5,651,419.

INDEX

		Page No.

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Statement of Net Assets (unaudited) as of March 31, 2010 (liquidation basis)	3
	Consolidated Statement of Changes in Net Assets (unaudited) for the period February 1, 2010, to March 31, 2010 (liquidation basis)	4
	Consolidated Balance Sheets (unaudited) as of January 31, 2010, and June 30, 2009 (going concern basis)	5
	Consolidated Statements of Operations (unaudited) for the one and seven months ended January 31, 2010, and for the three and nine months ended March 31, 2009 (going concern basis)	6
	Consolidated Statements of Cash Flows (unaudited) for the seven months ended January 31, 2010, and for the nine months ended March 31, 2009 (going concern basis)	7
	Selected Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T.	Controls and Procedures	20

	PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22

PART I—Financial Information
Item 1.  Financial Statements
NYER MEDICAL GROUP, INC.
Consolidated Statement of Net Assets as of March 31, 2010 (unaudited) (liquidation basis)

Assets
Current assets:
Cash	$12,480,546
Prepaid expenses and other current assets	3,186
Total assets	12,483,732
Liabilities
Current liabilities:
Income taxes payable	(1,539,636)
Accrued expenses and other current liabilities	(239,138)
Total current liabilities	(1,778,774)

Net assets in liquidation	$10,704,958

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statement of Changes in Net Assets (unaudited) (liquidation basis)
For the period February 1, 2010, through March 31, 2010

Shareholders' equity as of January 31, 2010	$13,808,185

Liquidation basis adjustments:
Conversion of convertible debt	1,500,000
Loss on disposition of remaining subsidiaries	(3,559,986)
Adjust deferred assets to fair value	(79,537)
Costs incurred from February 1, 2010 to March 31, 2010	(829,284)
Accrued costs of liquidation	(134,420)

Net assets in Liquidation as of March 31, 2010	$10,704,958

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Balance Sheet (unaudited) (going concern basis)

	January 31, 2010	June 30, 2009
Assets
Current assets:
Cash	$20,636,511	$62,752
Accounts receivable, net of allowance for doubtful accounts of $18,200 at January 31, 2010 and June 30, 2009	4,939,423	5,348,256
Inventories, net	1,886,401	6,966,107
Prepaid expenses and other current assets	397,108	979,226
Current portion of deferred tax assets	361,300	361,300
Assets to be disposed of from discontinued operations	105,200	219,476
Total current assets	28,325,943	13,937,117
Property and equipment, net	868,168	1,393,844
Goodwill	-	2,593,616
Other intangible assets, net	-	625,959
Long-term portion of deferred tax assets	353,200	353,200
Other assets	10,006	36,067
Total assets	$29,557,317	$18,939,803
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and lease financing obligations	$70,000	$106,058
Current portion of long-term debt due related parties	1,580,004	80,004
Accounts payable	6,595,048	6,495,687
Accrued expenses and other current liabilities	7,191,585	1,128,376
Liabilities to be disposed of from discontinued operations	-	310,771
Total current liabilities	15,436,637	8,120,896
Long-term debt and lease financing obligations, net of current portion	145,833	315,876
Long-term debt, net of current portion, due related parties	166,662	1,713,329
Total liabilities	15,749,132	10,150,101
Commitments and contingencies
Shareholders' equity:
Preferred stock, Class A, $0.001 par value, 5,000 shares; none outstanding	-	-
Preferred stock, Class B, $0.001 par value, 2,500,000 shares authorized;
2,500 shares designated Series 1 Class B; none outstanding	-	-
2,000 shares designated convertible Series 2 Class B; 2,000 shares issued and outstanding at January 31, 2010 and June 30, 2009	400,000	400,000
Common stock, $0.0001 par value, 25,000,000 shares authorized; 3,978,199 shares issued and outstanding at January 31, 2010 and June 30, 2009	398	398
Additional paid-in capital	17,832,887	17,824,763
Accumulated deficit	(4,425,100)	(9,435,459)
Total shareholders' equity	13,808,185	8,789,702
Total liabilities and shareholders' equity	$29,557,317	$18,939,803

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.
Consolidated Statements of Operations (unaudited) (going concern basis)

	For the one	For the three	For the seven	For the nine
	month ended	months ended	months ended	months ended
	January 31, 2010	March 31, 2009	January 31, 2010	March 31, 2009
Net revenues:
Sales	$5,609,784	$17,072,020	$40,791,607	$51,237,155
Dispensing fees	571,849	1,527,465	4,083,743	3,973,607
Total net revenues	6,181,633	18,599,485	44,875,350	55,210,762
Cost and expenses:
Cost of sales	4,093,151	13,485,181	31,810,983	40,449,925
Selling, general, and administrative expenses	4,134,094	5,309,134	15,079,090	14,615,316
Depreciation and amortization	44,474	136,401	319,767	415,728
Total costs and expenses	8,271,719	18,930,716	47,209,840	55,480,969
Loss from operations	(2,090,086)	(331,231)	(2,334,490)	(270,207)
Other income (expense), net:
Interest expense	(14,534)	(43,546)	(101,097)	(135,715)
Interest income	1,018	2,552	7,638	6,956
Gain on sale of pharmacies	8,663,185	-	8,663,185	-
Other income (expense)	(33,401)	2,645	(41,405)	9,434
Total other income (expense), net	8,616,268	(38,349)	8,528,321	(119,325)
Income (loss) from continuing operations before provision for income taxes	6,526,182	(369,580)	6,193,831	(389,532)
Provision (benefit) for income taxes	1,705,514	(160,901)	1,577,694	(169,480)
Income (loss) from continuing operations	4,820,668	(208,679)	4,616,137	(220,052)
Discontinued operations:
Loss from discontinued operations, net of $2,652 income tax benefit, for the nine months ended March 31, 2009	-	-	-	(11,231)
Gain (loss) on disposal, net of $0, ($33,104), $262,814, and $157,104 income tax (benefit), for the one and seven months ended January 31, 2010, and for the three and nine months ended March 31, 2009, respectively	-	(66,113)	394,222	170,761
Net gain (loss) from discontinued operations	-	(66,113)	394,222	159,530
Net income (loss)	$4,820,668	$(274,792)	$5,010,359	$(60,522)

Basic earnings (loss) per share:
Earnings (loss) per share, continuing operations	$1.21	$(0.05)	$1.16	$(0.06)
Earnings (loss) per share, discontinued operations	0.00	(0.02)	0.10	0.04
Basic earnings (loss) per share	$1.21	$(0.07)	$1.26	$(0.02)
Diluted earnings (loss) per share:
Earnings (loss) per share, continuing operations	$0.96	$(0.05)	$0.93	$(0.06)
Earnings (loss) per share, discontinued operations	0.00	(0.02)	0.08	0.04
Diluted earnings (loss) per share	$0.96	$(0.07)	$1.01	$(0.02)
Shares used in computing earnings (loss) per share:
Basic	3,978,199	3,978,199	3,978,199	3,978,199
Diluted	5,053,337	3,978,199	5,025,392	3,978,199

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (going concern basis)

	For the seven	For the nine
	months ended	months ended
	January 31, 2010	March 31, 2009
Operating activities:
Net income (loss)	$5,010,359	$(60,522)
Less gain from discontinued operations	394,222	159,530
Income (loss) from continuing operations	4,616,137	(220,052)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation	266,526	349,193
Amortization	53,242	77,203
Stock-based compensation expense	8,124	51,244
Deferred income taxes	-	37,000
Gain on sale of pharmacies	(8,663,185)	-
Changes in operating assets and liabilities:
Accounts receivable	408,833	(356,549)
Inventories	711,274	(866,588)
Prepaid expenses and other current assets	468,014	63,582
Accounts payable	50,322	417,945
Accrued expenses and other current liabililties	3,942,504	(234,030)
Cash provided by (used in) operating activities, continuing operations	1,861,791	(681,052)
Cash (used in) provided by operating activities, discontinued operations	(332,273)	246,919
Cash provided by (used in) operating activities	1,529,518	(434,133)
Investing activities:
Proceeds from the sale of pharmacies, net	18,666,705	-
Purchase of property and equipment	(43,929)	(382,536)
Cash provided by (used in) investing activities, continuing operations	18,622,776	(382,536)
Cash provided by investing activities, discontinued operations	830,000	933,360
Cash provided by investing activities	19,452,776	550,824
Financing activities:
Principal payments on capital lease obligations	(21,028)	-
Payments on long-term debt	(87,507)	(215,062)
Cash used in financing activities, continuing operations	(108,535)	(215,062)
Cash used in investing activities, discontinued operations	(300,000)	-
Cash used in financing activities	(408,535)	(215,062)
Net increase (decrease) in cash	20,573,759	(98,371)
Cash at beginning of period	62,752	140,688
Cash at end of period	$20,636,511	$42,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$102,037	$135,910
Cash paid (received) for income taxes (refunds), net	$358,597	$(20,120)

See accompanying notes to consolidated financial statements.

NYER MEDICAL GROUP, INC.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Accounting policies

Basis of presentation

In connection with the approval of the Plan of Dissolution of Nyer Medical Group, Inc, (the “Company” or “Nyer”) the Company adopted a liquidation basis of accounting effective February 1, 2010. As of this date, the Company’s net assets are stated at their estimated net realizable value and its liabilities are stated at their estimated settlement amounts. The Company’s Statement of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under liquidation basis accounting. Under the liquidation basis of accounting, the Company’s assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while the Company’s liabilities are reported at their estimated settlement amount, which is the non-discounted amount of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, the Company is required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation process. The reserve for these estimated expenses includes primarily accruals including professional services and corporate expenses (directors’ fees and statutory fees). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized.

The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation as of March 31, 2010. Upon transition to the liquidation basis of accounting, the Company accrued the costs expected to be incurred in liquidation and $26,000 for directors’ and officers’ liability insurance.

The consolidated financial statements included herein have been prepared by Nyer Medical Group, Inc., without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the net assets in liquidation as of March 31, 2010, and the changes in net assets presented herein and the financial position at June 30, 2009, and the operating results and cash flows for the periods ended January 31, 2010, and March 31, 2009. The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated.

These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2009. The results shown for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending June 30, 2010, especially in light of the Company’s liquidation process.

Special Shareholders’ Meeting

At the special shareholders’ meeting of the Company, held on January 20, 2010, the shareholders of the Company approved: (a) the Asset Purchase Agreement, dated as of October 22, 2009, among Walgreen Eastern Co., Inc. (“Walgreens”), DAW, Inc., then a subsidiary of the Company (“DAW”), and the Company and the transactions contemplated thereby (the “WAG Transaction”), (b) the Transaction Agreement, dated October 23, 2009, among DAW, certain members of management of DAW (the “Management Team”) and the Company and the transactions contemplated thereby (“ the DAW Transaction”), and (c) the Plan of Dissolution of the Company and the transactions contemplated thereby ( the “ Plan of Dissolution”), and together with the WAG Transaction and the DAW Transaction (the “Transactions”), each as described in the Company’s Proxy Statement dated December 17, 2009.

Asset Purchase Agreement

On January 29, 2010, the Company closed the transactions contemplated by the WAG Transaction, whereby DAW sold to Walgreens a substantial portion of its operating assets, including prescription files and inventory of a total of 12 neighborhood pharmacies, which included the assignment of nine leases, for a cash purchase price of $12.0 million plus $6.6 million of qualifying inventory, $1.1 million of operating equipment, and $71,980 for prepaid rent amounts. The Company recognized a gain of $8,663,185 on the WAG Transaction.

Stock Purchase Agreement

On February 3, 2010, the Company closed the DAW Transaction, with an effective date of February 1, 2010, whereby the Management Team purchased the stock of DAW in exchange for $300,000 in cash and the assumption of $1.2 million of liabilities. The Management Team included certain officers and directors of the Company and DAW, who owned all of the then outstanding preferred stock of the Company and also owned convertible and other notes, options, and common stock of the Company. Because of the relationships between the Management Team and the Company, the DAW Transaction was approved by a special committee of the Board of Directors (the “Board”) of the Company comprised of independent directors (the “Special Committee”), in addition to the full Board.

Dissolution and Liquidation of the Company’s Business

Upon the closing of the WAG Transaction and the DAW Transaction, the Company has no remaining assets other than the cash received from the Transactions. It is currently in the process of an orderly liquidation and dissolution of Nyer in accordance with the Plan of Dissolution, which is expected to be completed on of before May 31, 2010. The Plan of Dissolution is described more fully in the Company’s Proxy Statement dated December 17, 2009.

The Board authorized the Company to cause the common stock of the Company to be delisted from the NASDAQ Stock Market (“NASDAQ”) following the closing of the WAG Transaction. The Company notified the NASDAQ of its intent to voluntarily delist its securities by filing a Form 25, which it filed with the SEC on February 9, 2010. In connection with the delisting, Nyer requested that NASDAQ suspend trading effective at the close of business on February 1, 2010. Upon delisting from NASDAQ, Nyer’s securities were added to the over-the-counter market.

The Company closed its stock record books on May 3, 2010, and as previously disclosed, the Board fixed May 3, 2010, as the record date for determining the Company shareholders who are entitled to receive any distribution of available assets. On May 12, 2010, the Board declared a liquidating distribution of $2.08 per share of the Company’s common stock, or $11,774,000 in the aggregate. The Company will make this distribution on May 20, 2010, previously disclosed as May 14, 2010, to all shareholders as of the record date.

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

Effective July 1, 2009, the Company adopted FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, as codified in ASC 815.   ASC 815 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities.  These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

 Effective July 1, 2009, the Company adopted FASB SFAS No. 141(R), Business Combinations, as codified in ASC 805, Business Combinations (“ASC 805”).  ASC Topic 805 broadens the guidance applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

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

2.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2010	January 31, 2010	June 30, 2009
Vendor rebates receivable	$-	$240,495	$906,372
Refundable income taxes	-	103,745	-
Prepaid other	3,186	52,868	72,854
Total prepaid expenses and other current assets	$3,186	$397,108	$979,226

3.	Goodwill and other intangible assets

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed.  The Company evaluates the balance of the carrying value of goodwill based on a single reporting unit annually during the fourth quarter and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.  The first step of its goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill.  If the fair value of its reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary.  If the carrying amount of its reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill.  The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination.  Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  On January 31, 2010 in conjunction with the Asset Purchase Agreement, the net asset value of goodwill was written off.

Other intangible assets

There were no intangible assets as of January 31, 2010, or March 31, 2010, as they were sold pursuant to the Asset Purchase Agreement.  The following is a summary of other intangible assets as of June 30, 2009:

June 30, 2009
Gross
Carrying	Accumulated	Carrying
Value	Amortization	Value
$1,011,555	$(385,596)	$625,959

Amortization expense was $9,331 and $21,958 for the one month ended January 31, 2010, and three months ended March 31, 2009, respectively, and $53,242 and $77,203 for the seven months ended January 31, 2010, and the nine months ended March 31, 2009, respectively.

4.	Indebtedness and related parties

Indebtedness

	January 31, 2010	June 30, 2009
Related parties:
Convertible notes	$1,500,000	$1,500,000
Note payable, shareholder	246,666	293,333
	1,746,666	1,793,333
Less current portion of debt due related parties	1,580,004	80,004
Long-term portion of debt due related parties	$166,662	$1,713,329

Other debt:
Note payable, former shareholder	215,833	$256,668
Obligations under capital leases	-	165,266
	215,833	421,934
Less current portion of debt	70,000	106,058
Long-term portion of debt	$145,833	$315,876

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

The former minority shareholders (the “Minority Shareholders”) of DAW can convert all or any portion of their allocable payment of the convertible notes they own into shares of the Company’s common stock or they can redeem them for cash.  In February 2010 in conjunction with the WAG Transaction, the Minority Shareholders converted all of their convertible notes into 815,217 shares of common stock.   In addition, a portion of the proceeds from the WAG Transaction was used to pay off the capital lease.  The balance of notes payable was assumed by the Management Team in conjunction with the DAW Agreement on February 1, 2010.   As of March 31, 2010, the Company had no remaining outstanding indebtedness.

Other related party transactions

The Company leases a drug store facility owned by the mother of the Company’s president, chief executive officer, and director and another director.  The Company paid rental payments of $6,792 and $20,375 for the one month ended January 31, 2010, and the three months ended March 31, 2009, respectively, and $47,542 and $61,125 for the seven months ended January 31, 2010, and the nine months ended March 31, 2009, respectively.

5.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2010	January 31, 2010	June 30, 2009
Accrued salaries and wages	$-	$4,845,883	$732,989
Accrued income taxes	-	1,793,618	198,139
Accrued other	239,138	552,084	197,248
Total accrued expenses and
other current liabilities	$239,138	$7,191,585	$1,128,376

6.	Discontinued operations

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

The Company’s consolidated financial statements have been reclassified to reflect these businesses as discontinued operations.  The following table shows the assets and liabilities for the discontinued operations as of June 30, 2009:

June 30, 2009
Assets:
Cash	$2,275
Property and equipment, net	112,001
Current portion of deferred tax assets	105,200
Total assets	$219,476
Liabilities:
Line of credit	$300,000
Accrued expenses and other liabilities	10,771
Total current liabilities	$310,771

The following table shows a summary of revenues and pre-tax operating results from the discontinued operations:

	For the one	For the three	For the seven	For the nine
	month ended	months ended	months ended	months ended
	January 31, 2010	March 31, 2009	January 31, 2010	March 31, 2009
Sales	$-	$-	$-	$1,664,872

Pre-tax income from discontinued operations	$-	$(99,217)	$657,036	$313,982

7.	Shareholders’ equity

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

Series 2 Class B preferred stock

In February 2008, 2,000 shares of Series 2 Class B Preferred Stock (“Series 2 Stock”), a newly-created series of convertible preferred stock of the Company, were issued to the Minority Shareholders. Each share had voting rights equal to 2,000 shares of common stock for an aggregate of 4,000,000 votes. The shares were initially convertible into 218,000 shares of the Company’s common stock, based upon an initial conversion price of $1.84, which is subject to adjustment (the “Conversion Price”).

At any time, the holders of the Series 2 Stock may convert their shares into common stock upon the Company’s (i) consolidation with or merger into any other person or (ii) transfer of all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company subject to certain conditions described below, which may be waived by the holders of at least a majority of the Series 2 Stock then outstanding.   In February 2010 in conjunction with the WAG Transaction, the Minority Shareholders converted all of their Series 2 Stock into 218,000 shares of common stock.

8.	Warrants and share-based compensation

Stock option plans

The Company had two stock option plans under which employees, consultants, and directors have been granted options to purchase shares of the Company’s common stock. The 1993 Stock Option Plan (the “1993 Plan”) was amended in fiscal year 2003 to, among other things, (a) cease grants under such plan upon the effectiveness of the 2002 Stock Option Plan of the Company (the “2002 Plan”) and (b) increase the maximum aggregate number of shares available for award under such plan to 1,000,000. The maximum aggregate number of shares of common stock available for award under the 2002 Plan is 3,000,000, and is subject to adjustment as set forth therein. Under the 2002 Plan, automatic options vest semi-annually to all directors and certain officers and expire 10 years from the date of grant. Except with respect to certain incentive stock options (“ISOs”), options under the 1993 Plan expire 10 years from the date of grant. Under the 1993 Plan, except for ISOs and non-qualified options, which are not non-discretionary options (as such term is used in the 1993 Plan), the exercise price for options is the fair market value of the common stock of the Company at the date of grant, as such fair market value is determined under the 1993 Plan. Under the 2002 Plan, except for certain ISOs and certain non-qualified options, the exercise price is not to be less than the Market Price (as defined in the 2002 Plan) of the common stock of the Company on the date of the grant. On May 3, 2010, 640,000 stock options were exercised for total proceeds of $1,069,000. All stock options that were not exercised on or before May 3, 2010, were canceled on May 3, 2010.

Stock options and warrants

The Company’s share-based compensation consists of stock option awards, which are accounted for as compensation expense at the fair value on the grant date, using the Black-Scholes valuation model. The Company recorded share-based compensation of $0 and $8,122 for the one month ended January 31, 2010, and for the three months ended March 31, 2009, respectively, $8,124 and $51,244 for the seven months ended January 31, 2010, and the nine months ended December 31, 2009, respectively. The Company did not grant any stock options for the seven months ended January 31, 2010. For the nine months ended March 31, 2009, the Company granted 24,000 stock options. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2009
Expected stock price volatility	89%
Expected dividend yield	0%
Risk-free interest rate	1.9%
Expected option life	5 years
Weighted-average fair value of options granted	$0.61

In April 2005, the Company granted to investors warrants to purchase 53,320 common shares over a five-year period at an exercise price of $2.60 per share that were not exercised and expired in April 2010.   In addition, the Company had 150,000 stock options that were granted in 1999 to a third party in connection with consulting services that were not exercised and expired in January 2009.

9.	Earnings per share

Below is reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

	For the one	For the three	For the seven	For the nine
	month ended	months ended	months ended	months ended
	January 31, 2010	March 31, 2009	January 31, 2010	March 31, 2009
Numerator for basic and diluted earnings per common share calculation:
Basic:
Income (loss) from continuing operations	$4,820,668	$(208,679)	$4,616,137	$(220,052)
Gain (loss) from discontinued operations, net income taxes	-	(66,113)	394,222	159,530
Net income (loss)—basic	$4,820,668	$(274,792)	$5,010,359	$(60,522)

Diluted:
Income (loss) from continuing operations	$4,820,668	$(208,679)	$4,616,137	$(220,052)
Add back interest expense on convertible debt, net of income taxes	5,800	-	40,600	-
Income (loss) from continuing operations, adjusted	4,826,468	(208,679)	4,656,737	(220,052)
Gain (loss) from discontinued operations, net of income taxes	-	(66,113)	394,222	159,530
Net income (loss)—diluted	$4,826,468	$(274,792)	$5,050,959	$(60,522)

Denominator for basic and diluted earnings per common share calculation:
Basic:
Weighted average common shares outstanding	3,978,199	3,978,199	3,978,199	3,978,199

Diluted:
Weighted average common shares outstanding	3,978,199	3,978,199	3,978,199	3,978,199
Dilutive effect of employee share-based compensation plans	41,918	-	13,973	-
Dilutive effect of convertible debt	815,220	-	815,220	-
Dilutive effect of convertible preferred stock	218,000	-	218,000	-
Diluted weighted average common shares outstanding	5,053,337	3,978,199	5,025,392	3,978,199

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.21	$(0.05)	$1.16	$(0.06)
Gain (loss) from discontinued operations	0.00	(0.02)	0.10	0.05
Basic earnings (loss) per common share	$1.21	$(0.07)	$1.26	$(0.01)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.96	$(0.05)	$0.93	$(0.06)
Gain (loss) from discontinued operations	0.00	(0.02)	0.08	0.05
Diluted earnings (loss) per common share	$0.96	$(0.07)	$1.01	$(0.01)

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings (loss) per share:

	For the one	For the three	For the seven	For the nine
	month ended	months ended	months ended	months ended
	January 31, 2010	March 31, 2009	January 31, 2010	March 31, 2009
Stock options	702,000	1,488,000	702,000	1,488,000
Warrants	53,320	53,320	53,320	53,320
Convertible notes	-	815,217	-	815,217
Convertible preferred stock	-	218,000	-	218,000
	755,320	2,574,537	755,320	2,574,537

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  Forward looking information includes statements that include or are preceded by the words “expects,” “estimates,” “believes,” “plans,” “anticipates,” or similar language.  For example:  This report states that the liquidating distribution will be made on May 20, 2010; however, the distribution may be delayed.   In addition, the closing of the Plan of Dissolution is expected to be completed on or about May 31, 2010.  In fact, the closing of the Plan of Dissolution is subject to various conditions and contingencies as are customary in plans of dissolution in the United States.   If these conditions are not satisfied or the specified contingencies occur, the Plan of Dissolution may be delayed or may not be completed.  Forward looking statements may involve risks and uncertainties, known or unknown to us that could cause results to differ materially from management’s expectations as projected in such forward-looking statements, including the risk that we may fail to complete the Plan of Dissolution.  You should not place undue reliance upon on these forward-looking statements or rely upon them as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  The completion of the Plan of Dissolution is subject to certain conditions, these conditions may be delayed or may not occur, causing our liquidation  to occur at a later date than expected or not at all.  Except as required by law, Nyer undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These risks and uncertainties are discussed in Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC as well as our other filings with the SEC.  Unless otherwise required by applicable securities laws, we assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

The following discussion provides information with respect to our results of operations, liquidity, and capital resources on a comparative basis for the one and seven months ended March 31, 2010, and three and nine months ended March 31, 2009.  The following discussion should be read in conjunction with our consolidated financial statements and selected notes thereto for the one and seven months ended March 31, 2010, and three and nine months ended March 31, 2009, included herein, and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC.  Due to the shortened time period during 2010 as a result of the adoption of the liquidation basis of accounting effective February 1, 2010, the results for 2010 are not comparable to the results for 2009.

Overview

During the one and seven months ended January 31, 2010, we operated a chain of pharmacies and provided pharmacy management services to various not-for-profit entities.   The majority of our business was conducted pursuant to contracts with pharmacy benefit management companies and the Commonwealth of Massachusetts Medicaid Department.  Each applied consistent downward pressure on our margins.   The current recessionary economic environment did not significantly adversely affect the number of prescriptions dispensed at our pharmacies, as our business was generally recession resistant.

Recent Developments

Special shareholders’ meeting

At the our special shareholders’ meeting,  held on January 20, 2010, our shareholders approved the Transactions, each as described in the Company’s Proxy Statement dated December 17, 2009.

Asset purchase agreement

On January 29, 2010, we closed the transactions contemplated by the WAG Transaction, whereby DAW sold to Walgreens a substantial portion of its operating assets, including prescription files and inventory of a total of 12 neighborhood pharmacies, which included the assignment of nine leases, for a cash purchase price of $12.0 million plus $6.6 million of qualifying inventory, $1.1 million of operating equipment, and $71,980 for prepaid rent amounts.   We recognized a gain of $8,663,185 on the WAG Transaction.

Stock purchase agreement

On February 3, 2010, we closed the DAW Transaction, with an effective date of February 1, 2010, whereby the Management Team purchased the stock of DAW in exchange for $300,000 in cash and the assumption of $1.2 million of liabilities.  The Management Team included certain officers and directors of the Company and DAW, who owned all of our outstanding preferred stock and also owned our convertible and other notes, options, and common stock.  Because of the relationships between the Management Team and us, the DAW Transaction was approved by the Special Committee, in addition to the full Board.

Liquidation and dissolution of Nyer

Upon the closing of the WAG Transaction and the DAW Transaction, we have substantially no remaining assets other than the cash received from the Transactions.  We are currently in the process of an orderly liquidation and dissolution of Nyer in accordance with the Plan of Dissolution, which is expected to be completed on or about May 31, 2010.  The Plan of Dissolution is described more fully in the Company’s Proxy Statement dated December 17, 2009.

The Board also authorized us to cause our common stock to be delisted from the NASDAQ following the closing of the WAG Transaction.  We notified the NASDAQ of our intent to voluntarily delist our securities by filing a Form 25, which we filed with the SEC on February 9, 2010.  In connection with the delisting, we requested that NASDAQ suspend trading effective at the close of business on February 1, 2010.   Upon delisting from NASDAQ, our securities were added to the over-the-counter market.

We closed our stock record books on May 3, 2010, and as previously disclosed, the Board fixed May 3, 2010, as the record date for determining our shareholders who are entitled to receive any distribution of available assets.  On May 12, 2010, the Board declared a liquidating distribution of $2.08 per share of our common stock, or $11,774,000 in the aggregate.  We will make this distribution on May 20, 2010, previously disclosed as May 14, 2010, to all shareholders of record as of the close of business on May 3, 2010.

Liquidation Basis of Accounting

In connection with the approval of the Plan of Liquidation, we adopted a liquidation basis of accounting effective February 1, 2010.  As of this date, our net assets are stated at their estimated net realizable value and our liabilities are stated at their estimated settlement amounts.  Our Statement of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under liquidation basis accounting.  Under the liquidation basis of accounting, our assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while our liabilities are reported at their estimated settlement amount, which is the non-discounted amount of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs.  Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation process.  The reserve for these estimated expenses includes primarily accruals including professional services and corporate expenses (directors’ fees and statutory fees).  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.

We were required to make significant estimates and exercise judgment in determining the accrued costs of liquidation as of March 31, 2010.  Upon transition to the liquidation basis of accounting, we accrued the following costs expected to be incurred in liquidation:  $213,138 of outside services and other wind down expenses and $26,000 for directors’ and officers’ liability insurance.

Results of Operations

 Net revenues.   We recognized revenue both from the sale of prescription medications and other products as well as through dispensing fee revenue derived through dispensing of prescriptions with inventory owned by Federally Qualified Health centers (“FQHCs”) pursuant to pharmacy management services contracts entered into between us and various FQHCs.

Net revenues were $6,181,633 and $44,875,350 for the one and seven months ended January 31, 2010, respectively.  Net revenues were $18,599,485 and $55,210,762 for the three and nine months ended March 31, 2009.

The pharmacy sales (revenues other than dispensing fees) were $5,609,784 and $40,791,607 for the one and seven months ended January 31, 2010, respectively.  Pharmacy sales were $17,072,020 and $51,237,155 for the three and nine months ended March 31, 2009.

The pharmacies managed five pharmacies owned by FQHCs and additionally had contracts to provide pharmacy services to patients of five other FQHCs.  The pharmacies maintained a segregated inventory owned by the FQHCs for the purpose of dispensing prescriptions to health center patients.

Dispensing fee revenue was $571,849 and $4,083,743 for the one and seven months ended January 31, 2010, respectively.  Dispensing fee revenue was $1,527,465 and $3,973,607 for the three and nine months ended March 31, 2009, respectively.

  Cost of sales.   Cost of sales was $4,093,151 and $31,810,983 for the one and seven months ended January 31, 2010, respectively.  Cost of sales was $13,485,181 and $40,449,925 for the three and nine months ended March 31, 2009, respectively.  Cost of goods sold includes the following:  the cost of inventory sold during the period, net of related vendor rebates, allowances and purchase discounts, costs incurred to return merchandise to vendors, inventory shrinkage costs, and inbound freight charges.

Gross profit margins.  Pharmacy gross profit was 27% and 22% for the one and seven months ended January 31, 2010.  Pharmacy gross profit was 21% and 21%for the three and nine months ended March 31, 2009.  Dispensing fee revenue is excluded from the calculation as there is no correlating inventory cost associated with the services provided.

Selling, general, and administrative expenses (“SG&A”).  SG&A was $4,134,094 and $15,079,090 for the one and seven months ended January 31, 2010, respectively.  SG&A was $5,309,134 and $14,615,316, for the three and nine months ended March 31, 2009, respectively.  SG&A, primarily payroll and professional fees, has increased from the prior year.  Included in SG&A in 2010 are the costs incurred with the WAG Transaction and DAW Transaction.

Other income (expense), net.   Total other income (expense), net, was $8,616,268 and $8,528,321 for the one and seven months ended January 31, 2010, respectively.  Other income (expense), net, was ($38,349) and ($119,325), for the three and nine months ended March 31, 2009, respectively.   Included in other income (expense), net, in 2010 is the gain of $8,663,185 on the WAG Transaction.

Income taxes.  We recorded income tax expense $1,705,514 and $1,577,694 from continuing operations for the one and seven months ended January 31, 2010, respectively, primarily due to the gain on the WAG Transaction and recorded income tax expense from discontinued operations of $262,814 due to the gain on the sale of the ADCO building.  In addition, we recorded income tax benefit of $169,480 from continuing operations for the nine months ended March 31, 2009, primarily due to the losses from operations and recorded income tax benefit of $2,652 from discontinued operations and income tax benefit of $33,104 and income tax expense of $157,104 for the three and nine months ended March 31, 2009, respectively, due to the disposal of discontinued operations.

Discontinued operations.   On September 21, 2009, ADCO sold its building in Bangor, Maine, to Dovesco, LLC, for $830,000 and recognized a gain of $657,036 (previously preliminarily reported as $519,199).   In December 2008, we sold the inventory and prescription lists of our Topsfield pharmacy to CVS Pharmacy L.L.C. (“CVS”) and recognized a gain of $500,000.  In conjunction with this sale, we also entered into a non-compete agreement with CVS, whereby it has agreed not to compete for three years within a 10-mile radius of the CVS store located in Danvers, Massachusetts, excluding two currently operating Eaton Apothecary pharmacies.  In September 2008, we sold certain assets and liabilities of ADCO, a medical and surgical equipment and supplies company and recognized a loss on disposal of $61,078 on the sale.   In connection with this sale, we received a $50,000 note receivable that was payable January 31, 2009.

Liquidity and Capital Resources

As of January 31, 2010, we had $20,636,511 of cash as compared to $62,752 at June 30, 2009, primarily due to the net proceeds from the WAG Transaction.    Our primary use of cash is funding wind-down expenses.  We also have and continue to incur additional liquidation costs and professional fees in connection with the wind-down of our business.  We intend to fund such cash requirements through the current cash balance and the $1,069,000 of proceeds related to the 640,000 stock options that were exercised on May 3, 2010.

On May 12, 2010, the Board declared a liquidating distribution of $2.08 per share of our common stock, or $11,774,000 in the aggregate.  We will make this distribution on May 20, 2010 (previously disclosed as May 14, 2010), to all shareholders of record as of the close of business on May 3, 2010, including the Depository Trust Company, which is the entity that holds our common stock for shareholders who own shares through a broker.  We closed our stock record books on May 3, 2010; and as previously disclosed, the Board fixed May 3, 2010, as the record date for determining our shareholders who are entitled to receive any distribution of available assets.

Net cash provided by operating activities from continuing operations.  Net cash provided by operating activities from continuing operations was $1,861,791 for the seven months ended January 31, 2010, and consisted of our net income from continuing operations, adjusted for non-cash items of $8,335,293 (including depreciation of $266,526, amortization of $53,242, stock-based compensation expenses of $8,124, and the gain on the sale of the pharmacies of $8,663,185), and net cash provided by changes in working capital of $5,580,947.  The net cash provided by changes in working capital was principally the result of decreases in accounts receivable, inventories, and prepaid expenses and increases in accounts payable and accrued expenses and other current liabilities.

Net cash used in investing activities from continuing operations.   Net cash used in investing activities from continuing operations was $18,622,776 for the seven months ended January 31, 2010, consisted primarily of the proceeds from the sale of the pharmacies of $18,666,705 slightly offset by the purchase of equipment of $43,929.

Net cash used in financing activities from continuing operations.   Net cash used in financing activities from continuing operations was $108,535for seven months ended January 31, 2010, and consisted of long-term debt repayments of $87,507 and principal payments on the capital lease obligation of $21,028.

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to 150,000 shares of our outstanding common stock from time-to-time in open market transactions at prevailing market prices. There was no expiration date established for this repurchase plan.  As of the date of this report, the plan has not been terminated, of which there remains 148,000 shares authorized for repurchase.  There was no common stock repurchased or sales of unregistered securities for the nine months ended March 31, 2010.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders:

At our special shareholders’ meeting, held on January 20, 2010, our shareholders approved the following actions:

1.
The shareholders of the Company voted to approve the Asset Purchase Agreement, dated as of October 22, 2009, among Walgreen Eastern Co., Inc., D.A.W., Inc., or DAW, and the Company and the transactions contemplated thereby:

For	Against	Withheld	Broker Non-votes
6,460,736	271,491	9,150	1,517,463

2.
The shareholders of the Company voted to approve the Transaction Agreement, dated October 23, 2009, among DAW, certain members of management of DAW and the Company and the transactions contemplated thereby:

For	Against	Withheld	Broker Non-votes
6,298,232	394,215	48,930	1,679,967

3.	The shareholders of the Company voted to approve the Plan of Dissolution of the Company and the transactions contemplated thereby:

For	Against	Withheld	Broker Non-votes
6,311,699	286,041	2,550	1,525,413

Other:

We closed our stock record books on May 3, 2010, and as previously disclosed, the Board fixed May 3, 2010, as the record date for determining our shareholders who are entitled to receive any distribution of available assets.  On May 12, 2010, the Board declared a liquidating distribution of $2.08 per share of our common stock, or $11,774,000 in the aggregate.  We will make this distribution on May 20, 2010, previously disclosed as May 14, 2010, to all shareholders of record as of the close of business on May 3, 2010.

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

NYER MEDICAL GROUP, INC.
Registrant
Date: May 17, 2010	By:	/s/ Mark Dumouchel

	Name:	Mark Dumouchel
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Sandra M. Zimmerman

	Name:	Sandra M. Zimmerman
	Title:	Chief Financial Officer
(Principal Financial Officer)